Form 10-K
period 1993-12-31
IDAHO POWER CO
filed 1994-03-10
CIK 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
                           FORM 10-K

(Mark One)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1993
                               OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ............. to ................
Commission file number 1-3198

                      IDAHO POWER COMPANY
     (Exact name of registrant as specified in its charter)


            IDAHO                    82-0130980
(State or other jurisdiction of   (I.R.S. Employer
incorporation or organization)  Identification No.)

1221 W. Idaho Street, Boise, Idaho   83702-5627
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code (208)-383-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class  Name of each exchange on which registered
Common Stock ($2.50 par value)  New York and Pacific

Securities registered pursuant to Section 12(g) of the Act:

                        Preferred Stock
                        (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes X  No
Aggregate market value of voting stock
held by nonaffiliates (January 31, 1994)      $1,096,807,400

Number of shares of common stock outstanding at February 28, 1994
37,318,594

Documents Incorporated by Reference:

Part III, Item 10 Portions of the definitive proxy statement of
Item 11   the Registrant to be filed pursuant to
          Item 12 Regulation 14A for the 1994 Annual Meeting of
          Item 13 Shareowners to be held on May 4, 1994.

The exhibit index is located on page 98. This document contains
104 pages.

PART I


ITEM 1.  BUSINESS


THE COMPANY

General -

Idaho Power Company (Company) is an electric public utility incorporated under the laws of the state of Idaho in 1989 as successor to a Maine corporation organized in 1915. The Company is engaged in the generation, purchase, transmission, distribution and sale of electric energy in an approximate 20,000-square-mile area in southern Idaho, eastern Oregon and northern Nevada, with an estimated population of 670,000 people. The Company holds franchises in approximately 70 cities in Idaho and 10 cities in Oregon, and holds certificates from the respective public utility regulatory authorities to serve all or a portion of 28 counties in Idaho, 3 counties in Oregon and 1 county in Nevada. The Company's results of operations, like those of certain other utilities in the Northwest, can be significantly affected by weather and streamflow conditions. Variations in energy usage by ultimate customers occur from year to year, from season to season and from month to month within a season, primarily as a result of weather conditions. With the recent implementation of a power cost adjustment mechanism in the Idaho jurisdiction, which includes a major portion of the operating expenses with the largest variation potential (net power supply costs), the Company's future operating results will be more dependent upon general regulatory, economic, and temperature conditions and less on precipitation and streamflow conditions.
As of December 31, 1993, the Company supplied electric energy to 317,772 general business customers and employed 1,729 people in its operations (1,654 full-time).

The Company operates 17 hydro power plants and shares ownership in three coal-fired generating plants (see Item 2-"Properties"). The Company relies heavily on hydroelectric power for its generating needs and is one of the nation's few investor-owned utilities with a predominantly hydro base. The Company has participated in the development of thermal generation in the neighboring states of Wyoming, Oregon and Nevada using low-sulfur coal from Wyoming and Utah.

For the twelve months ended December 31, 1993, total system electric revenues from residential customers accounted for 34 percent of the Company's total operating revenues. Commercial and industrial customers with less than 750 KW demand including street lighting customers accounted for 18 percent, commercial and industrial customers with 750 KW demand and over accounted for 18 percent and irrigation customers accounted for 9 percent. Public utilities and interchange arrangements accounted for 16 percent and other operating revenues accounted for 5 percent.

The Company's principal commercial and industrial revenues are from sales of electric power to customers involved in elemental phosphorus production; food processing, preparation and freezing plants; phosphate fertilizer production; electronics and general manufacturing facilities; lumber; beet sugar refining; and electric loads associated with the year-round recreational business, such as lodges, condominiums, ski lifts and other related facilities, including those at the Sun Valley resort area.

The Company has three large long-term special contract customers in its Idaho retail jurisdiction - the Idaho Engineering Laboratory (INEL), the J. R. Simplot Company and FMC Corporation
(FMC). The rates charged these customers under their contracts are subject to the jurisdiction of the Idaho Public Utilities Commission (IPUC). The Company has contracts to supply up to 45 megawatts of capacity and energy to the INEL in eastern Idaho and up to 38 megawatts of capacity and energy to the J. R. Simplot Company for its chemical fertilizer operations plant near Pocatello, Idaho.

Since 1948, the Company has supplied capacity and energy to FMC for its elemental phosphorus production plant near Pocatello, Idaho. Under an agreement effective on January 1, 1974, the maximum amount of power that FMC may schedule is 250 megawatts. The agreement is subject to renewal every two years as to one-fourth of the power deliveries and contains annual minimum payment guarantees giving consideration to FMC's ability to decrease its electric demands during periods in which the Company may request reductions specified in the agreement. Revenues from FMC were approximately $30.7 million for 1.4 million megawatt-hours (MWH) of energy supplied during the twelve months ended December 31, 1993.


Competition -

The electric utility industry in general has become, and is expected to be, increasingly competitive due to a variety of regulatory, economic and technological developments. The Energy Policy Act of 1992 was designed, among other things, to foster competition in the wholesale electric market (a) through amendments to the Public Utility Holding Company Act of 1935, facilitating the ownership and operation of generating facilities by "exempt wholesale generators" (which may include independent power producers as well as affiliates of electric utilities) and
(b) through amendments to the Federal Power Act, authorizing the FERC under certain conditions to order utilities owning transmission facilities to provide wholesale transmission services to or for other utilities and other entities generating electric energy for sale or resale.

With the passage of the Energy Policy Act and the advent of a more competitive electric utility environment, the Company has intensified its ongoing strategic planning process. The Company's goal is to anticipate and fully integrate into its operations any legislative, regulatory, environmental, competitive and technological changes. The Company is well positioned to succeed in a more competitive environment with its low cost of energy production and its strategic geographic location which provides excellent opportunities to purchase, sell, exchange and transmit Northwest energy coupled with historically providing open access to its transmission system.

With its predominantly hydro base and low-cost thermal plants, the Company is the lowest cost producer of electric energy in the nation among investor-owned utilities.

With its interconnections and transmission line capacity agreements with BPA and other Northwest investor-owned utilities, the Company has access to all the major electric systems in the West. These interconnections allowed the Company to generate $86.5 million in wholesale revenues (16 percent of its total revenues) in 1993 (see "Power Supply").

Some industrial and large commercial customers have the ability to own and operate facilities to generate their own electric energy and if such facilities are qualifying facilities, can require the displaced electric utility to purchase the output of such facilities at a state regulatory commission established "avoided cost" rate (see "Power Supply"). With the Company's rates for its large (750 kW and over) industrial customers, excluding special contracts, averaging approximately 2.8 cents per kilowatt hour (see "Power Supply"), these customers are converting waste heat to electricity for added revenues and not displacing the Company's electric service. The Company's rates for its small (under 750 kW) commercial and industrial customers average approximately 4.2 cents per kilowatt hour.

The legislatures and/or the regulatory commissions in several states have considered or are considering "retail wheeling." Retail wheeling means the movement of electric energy produced by another entity over an electric utility's transmission and distribution system, to a retail customer in the utilities service territory. A requirement to transmit directly to retail customers would permit retail customers to purchase electric capacity and energy from the electric utility in whose service area they are located or from any other electric utility or independent power producer.

The Idaho Legislature and the IPUC have not yet addressed retail wheeling. However, the Company believes it is well positioned with its low-cost energy production to provide energy to retail customers in other utility service areas if retail wheeling is adopted by one or more of the Western states (see "Regulation").


Subsidiaries -

The Company has four wholly-owned subsidiary companies:  Ida-West
Energy Company (Ida-West), Idaho Energy Resources Co. (IERCo),
Idaho Utility Products Company (IUPCo) and IDACORP, INC.

Ida-West was formed in 1989 to participate through partnership interests in cogeneration and small power production (CSPP) projects. Ida-West, through various partnerships, completed construction in 1993 of the Hazelton B, Wilson Lake and Falls River Projects as well as acquiring in 1992 an existing operating facility (South Forks Project). All of the projects are "qualified facilities" under the Public Utility Regulatory Policies Act of 1978 (PURPA) with the energy from the facilities being sold to the Company under IPUC approved firm energy sales agreements. Power purchased from these facilities amounted to approximately $6.0 million in 1993.

As part of its Resource Contingency Program, the Bonneville Power Administration (BPA) requested proposals to provide up to 800 average megawatts of energy options. A partnership including Ida-West submitted a proposal for a 227-megawatt gas-fired cogeneration project to be located near Hermiston, Oregon. On June 4, 1993, BPA selected the partnership's project, together with two other projects, to participate in the program. The partnership and BPA have signed an option development agreement which grants BPA an option to acquire energy from the project at any time during a five year option hold period after all option development period tasks, including permitting, have been completed. If BPA does not elect to begin construction or decides to cancel the project, a termination payment will be made to the partnership as defined in the option development agreement. In addition, the agreement states that BPA will reimburse the partnership for certain development tasks as defined in the agreement. The partnership expects these development period tasks to be completed by year-end 1995.

The Company made an additional investment of $8.0 million in Ida-
West during 1993 bringing its total equity investment to $20 million. Ida-West continues to actively seek or develop new projects.

IERCo has been in operation since 1974. Its primary purpose is to participate as a joint venturer in the Bridger Coal Company, which operates the mine supplying coal to the Jim Bridger plant near Rock Springs, Wyoming (see "Fuel"). As of December 31, 1993, the Company's total investment in IERCo was $5.2 million.

IUPCo was formed in 1983 to develop and market products to the utility industry. IDACORP, INC. was organized in 1986 to commence an exempt non-regulated diversification program. No material activity occurred in either of these subsidiaries in 1993. As of December 31, 1993, the combined total investment in these subsidiaries was $3.4 million.


Research and Development -

In 1992, the Company joined Southern California Edison, the U. S. Department of Energy and others in retrofitting an existing 10-megawatt solar thermal experimental power plant called Solar Two. The project will use hundreds of sun-tracking mirrors to collect the sun's heat and a molten-salt fluid to store and transfer the heat. The molten-salt, which is environmentally safe, will retain heat longer and more efficiently than the original oil and rock heat storage system, allowing the plant to generate electricity during periods of cloud cover or at night. The Company will contribute $630,500 over the next three years and the Electric Power Research Institute (EPRI), of which the Company is a member, will contribute an additional $630,500 of matching funds, bringing the Company's credited contribution to approximately $1.3 million. The project is located near Barstow, California, and should begin generating electricity in 1995.

Parts of the Company's service territory show a strong potential for solar power. Research into efficiencies and costs at the Solar Two power plant will help determine whether the Company can
effectively pursue solar power.   This renewable energy resource
could serve a part of the Company's needs through the next century.

During 1993, the Company spent approximately $2.1 million on research and development of which $1.8 million was the Company's membership in EPRI. This matches the 1992 amount. EPRI's mission is to discover, develop and deliver advances in science and technology for the benefit of society. Some of the projects of benefit to the Company include: electrification technologies, power quality, electric transportation systems, EMF assessment/risk management and air quality issues.


Energy Efficiency -

The Company continues to promote the efficient use of electrical energy, recognizing the associated long-term benefits to customers and the Company. The IPUC and Oregon Public Utility Commission (OPUC) both emphasize the need for cost-effective conservation resources as well as the identification of potential conservation measures which can be utilized in the future. The Company now has active conservation programs in both Idaho and Oregon for the efficient use of energy in residential manufactured homes, commercial, agricultural and industrial sectors along with a weatherization program operating in conjunction with an established state program providing energy conservation measures to eligible low-income families. The Company plans to apply in 1994 for approval of a program that will encourage both energy and water use efficiency in the residential sector by changing to flow efficient showerheads.
The Company supported legislation in Idaho that established energy-efficient building codes for new home construction and continues to support the adoption of even more stringent energy codes by local government jurisdictions. In 1993, the Company expended $8.0 million on its various energy-efficiency programs and continues to evaluate programs to encourage the efficient use of energy.


POWER SUPPLY

The Company is a dual-peaking system, with the larger energy peak generally occurring in the summer. This complements the winter peaking utilities which predominate the Pacific Northwest. Even though its significant hydroelectric generation can operate to meet demand peaks, seasonal energy requirements are important to the Company because its seasonal energy capability is determined in part by the availability of water. Heavy spring precipitation and cool summer temperatures in the Company's service territory coupled with near-normal accumulations of snow in the winter propelled the 1993 water year to more than three times that of 1992. Even though streamflows were much improved, hydro generation did not fully return to normal levels during 1993.
The major adverse factors were the carryover effects of six years of drought on reservoirs and ground water supplies and the inability to fully utilize hydro generation capability during the first few months of 1993 as the Company restored and then maintained Brownlee reservoir levels for later use. The 1993 general business (retail) demand for energy nearly reached 1992's record, reflecting continued growth in the economy of the Company's service territory. Revenues from sales to other utilities increased $8.2 million in 1991, decreased $10.6 million in 1992 but increased $44.5 million in 1993. Revenues from firm sales to other utilities amounted to $41.5 million in 1991, $37.5 million in 1992 and $45.4 million in 1993. Revenues from opportunity sales to other utilities amounted to $11.0 million for 1991, decreased to $4.5 million in 1992 but increased to $41.1 million in 1993. For the years 1991 and 1992, the drought's adverse effect on the Company's hydrogeneration resulted in reduced sales, while in 1993 the return to more normal hydro conditions increased dramatically the volume of sales and revenues. The system peak demand for 1993 was 2,154 megawatts set on February 17, 1993, which was 5.0 percent below the 1992 peak demand and 7.4 percent below the record demand of 2,327 megawatts set during unusually cold weather on February 7, 1989.

The following table sets forth the total energy sources of the Company for the last five years:

                                      Total Energy Sources
                                         (000's of MWH)
                      1993      1992      1991      1990      1989
Generation - net
 station output -
  Hydro              8,361.7   4,990.3   5,819.2   6,108.8   7,443.6
  Coal-fired         6,485.5   7,295.6   5,833.7   5,957.0   6,017.4
Purchased and
 interchange         1,273.8   2,102.8   2,583.1   1,936.7   1,496.8
     Total          16,121.0  14,388.7  14,236.0  14,002.5  14,957.8

Purchased power expenses were high and fluctuated during the last three years reflecting necessity purchases from neighboring utilities during the drought and increased purchases from CSPP projects during 1993 as a result of improved hydro conditions. The Company increased utilization of its thermal facilities by operating at high capacity factors during the drought which increased fuel expense for 1992 by $21.5 million. In 1993 fuel expense decreased $8.9 million as a direct result of increased availability of hydro facilities to meet customer demand.

During 1993, approximately 52 percent of the Company's load requirements were met with the Company's hydroelectric generating plants, 40 percent from the thermal generating plants and the remaining 8 percent was purchased from or exchanged with neighboring utilities or from CSPP facilities. By comparison, hydroelectric generation met 35 percent of load requirements in 1992, 41 percent in 1991, 44 percent in 1990 and 50 percent in 1989. In a normal water year this source contributes approximately 58 percent of the total system requirements. Although it is too early to predict with certainty what hydroelectric conditions will be during 1994, preliminary reports indicate the mountain snowpack is below normal. However, the carryover reservoir storage is above average throughout the Snake River Basin. The Company expects to meet projected energy loads during the coming year by utilizing its hydro and coal-fired facilities and strategic geographic location - which provides excellent opportunities to purchase, sell, exchange and transmit Northwest energy - even if below normal streamflow conditions prevail.

The Company's generating facilities are interconnected through its integrated transmission system and are operated on a coordinated basis to achieve maximum load-carrying capability and reliability. The transmission system of the Company is directly interconnected with the transmission systems of the Bonneville Power Administration, The Washington Water Power Company, the Pacific Power & Light and Utah Power & Light Divisions of PacifiCorp, The Montana Power Company and Sierra Pacific Power Company. Such interconnections, coupled with transmission line capacity made available under agreements with certain of the above utilities, permit the advantageous interchange, purchase and sale of power among the various systems and other electric systems in the West. The Company is a member of the Intercompany Pool, the Western Systems Coordinating Council and the Western Systems Power Pool.

Increasing competitiveness in the electric power marketplace, the growing mobility of retail customers and the potential for deregulation of the electric power industry, all indicate a need for the Company to adjust its resource acquisition policy toward a greater emphasis on resource marketability. In order to avoid burdening the Company and its customers with unnecessary future power supply costs and higher rates, the Company has adopted a policy of acquiring all new resources as close as possible to the actual time of need for them, and selecting the lowest cost resources meeting all of the Company's requirements. In practice, this policy will result in the purchase of power from others through the marketplace whenever purchases are the lowest cost resources, and new investment in resource ownership by the Company only when a Company-owned resource would be cost effective on the market.

In September, 1993, the Company submitted to its state regulators a position paper entitled "Acquisition of Supply-side Resources" describing its new resource acquisition policy, and is currently taking several steps toward implementing the policy. First, the Company filed an application with the IPUC in December, 1993 for permission to lower the price it must pay for new purchases from independent qualifying facilities (QFs) under the Public Utilities Regulatory Policies Act of 1978. The Company believes that the existing "avoided cost" rates are no longer appropriate, and that the timing of purchases, and the prices paid to QFs, should be based more closely on the Company's need for power and the current market prices of alternative resources. The IPUC is expected to rule upon the Company's application in 1994.

Secondly, the Company is taking action to avoid new investments in Company-owned resources unless such new resources are cost effective compared to alternative market resources, or unless they are upgrades to existing hydroelectric facilities required under federal relicensing regulations. The Company expects to forego upgrades to its Shoshone Falls and Upper Salmon hydroelectric plants unless they are required as a condition for relicensing, and anticipates requesting permission to abandon the proposed A. J. Wiley Project on the Snake River. Refer to the "Construction Program" for facilities under construction.


New Projects -

During 1991, 1992 and 1993, the Company's new retail customers increased by 6,008 (or 2.1 percent), 9,759 (or 3.3 percent) and 10,205 (or 3.3 percent) respectively. The Company periodically updates its load and resource projections and now expects system energy requirements over the next 20 years to grow at an annual rate of 1.4 percent.

The Company's current projects are the following: Rebuilding and expansion of the Swan Falls hydro plant, adding 13 megawatts
(1994); and expansion from 10 to 53 megawatts at the Twin Falls hydro plant (1995).

Capitalizing on the Company's strategic location between the Intermountain West and the Pacific Northwest, the Company is considering the construction and operation of a new transmission line that could serve as a major artery for regional transfers of power between north and south. The Southwest Intertie Project
(SWIP) is a proposed 520-mile, 500-Kv transmission line that would interconnect the Company's system with utilities in the Southwest. The Bureau of Land Management (BLM) has completed the Final Environmental Impact Statement/Proposed Plan Amendment
(EIS) for the SWIP. Approval of the EIS from the BLM is expected during the second quarter of 1994. After approval of the EIS, the economic feasibility of the line will be validated before the Company proceeds with construction. The Company has received preliminary commitments from various utilities and electric providers for financial participation in the project. The Company intends to retain up to a 20 percent ownership in the line.

The following tables show how the Company expects to meet its forecast energy and peak demand requirements through 1998 from system generation and contracted resources. Because of its reliance upon hydroelectric generation, which varies according to streamflows, the Company's generating system is more energy constrained than capacity limited. Seasonal exchanges of winter-for-summer power are included among the contracted resources to maximize the firm load carrying capability. Exchanges are currently made with The Montana Power Company under a 10-year contract signed in 1987 and with Seattle City Light under an extended contract that expires in 2003.

                                 Summer Peak Capability (MW) (a)
                             1994     1995     1996     1997    1998

Generating capability       2,635    2,635    2,640    2,640   2,640
Contracts:
  Exchange (b)                175      175      175      175     175
Cogeneration and small
   power production           113      156      207      211     215
Firm peak load less
   interruptible            (2,388) (2,424)  (2,393)  (2,423) (2,455)
Peak capability margin         535     542      629      603     575

  Percent                    22.4%    22.4%    26.3%    24.9%   23.4%
[FN]
(a)  Based upon median hydro conditions.
(b)  Net summer-winter exchange.

                                      Annual Energy Capability
                                      (000's of MWH)(a)
                            1994     1995     1996      1997      1998

Generation capability     15,702   15,614    15,702   15,679    15,766
Contracts:
  Cogeneration and
   small power
   production                654    1,056     1,617    1,637     1,663
Annual firm load (b)     (14,976) (15,225)  (14,984) (14,747)  (14,978)
Energy capability
 margin                    1,380    1,445     2,335    2,569     2,451

  Percent                    9.2%      9.5%    15.6%    17.4%     16.4%
[FN]
(a) Forecast based upon average of 65 historical water conditions.
(b) The growth in retail load is being offset by termination of some large short-term firm contracts.

During the 1994-1998 period, the Company plans to provide all the energy required to serve its firm load requirements during periods of heavy demand, reduced hydrogeneration caused by below normal streamflow conditions, or unscheduled outages of generating units by utilizing its hydroelectric and coal-fired generating units. The Company plans to meet any temporary resource deficiencies caused by these conditions through short-term purchases of power from neighboring utilities. For additional information concerning new resource additions see "Construction Program."


CSPP Purchases -

As a result of the enactment of the Public Utility Regulatory Policies Act of 1978 (PURPA) and the adoption of avoided cost standards by the IPUC, the Company has entered into contracts for the purchase of energy from private developers. Because the Company's service territory encompasses substantial irrigation canal development, forest products production facilities, mountain streams, and food processing facilities, considerable amounts of energy are available from these sources. Such energy comes from hydro power producers who own and operate small plants and from cogenerators converting waste heat or steam from industrial processes into electricity. The estimated annualized cost for the 61 CSPP projects on-line as of December 31, 1993, is currently $40.6 million. During 1993, the Company purchased
567.6 million kilowatt-hours of power from these private developers at a blended price of 5.9 cents per kilowatt-hour.


Firm Wholesale Power Sales -

The Company has firm wholesale power sales contracts with Sierra Pacific Power Company, Portland General Electric Company, The Montana Power Company, the City of Weiser, Idaho, two entities in the state of Utah, one in the state of California and one in the state of Oregon. These contracts are for various amounts of energy and range from 7 to 100 average megawatts and are of various lengths that will expire between 1996 and 2009.


Transmission Service -

The BPA sells electricity to certain irrigation districts in southern Idaho for irrigation pumping and provides wholesale electric service to certain communities and rural cooperatives in and adjacent to the Minidoka Irrigation Project in Minidoka and Cassia Counties, Idaho. In addition, the Company has reciprocal wheeling agreements with various surrounding utilities. The Company has an open access philosophy and is experienced in providing reliable, high quality, economical transmission service. The transmission system is well maintained and due to the Company's strategic geographic location is able to offer transmission service if capacity is available.


FUEL

The Company, through Idaho Energy Resources Co., owns a one-third interest in the Bridger Coal Company and the Jim Bridger coal mine that supplies coal to the Jim Bridger generating plant in Wyoming. The mine, located near the Jim Bridger plant, operates under a long-term sales agreement providing for delivery of coal over a 41-year period that began in 1974 (see Item 2 "Prop erties"). The Bridger Coal Company has sufficient reserves to provide coal deliveries pursuant to the sales agreement. The average cost to the Company per ton of coal burned at the Jim Bridger plant, the largest thermal station on the Company's system, for the last five years is as follows: 1989 - $20.48; 1990 - $20.68; 1991 - $20.78; 1992 - $20.13 and 1993 - $20.99.
The Company also has a coal supply contract providing for annual deliveries of coal through 2005 from the Black Butte Coal Company's Leucite Hills mine adjacent to the Jim Bridger project. This contract supplements the Bridger Coal Company deliveries and provides another coal supply to operate the Jim Bridger plant. The Jim Bridger plant's rail load-in facility and unit coal train allows the plant to take advantage of potentially lower-cost coal from outside mines for tonnage requirements above established contract minimums.

Portland General Electric Company (PGE), with whom the Company is a 10 percent participant in the ownership and operation of the Boardman plant, has a flexible contract with a division of AMAX Coal Company for delivery of low sulfur coal from its mine near Gillette, Wyoming, to Boardman Unit No. 1. Under this contract, PGE has the option to purchase 750,000 tons of coal annually through 1999. This agreement enables PGE and the Company to take advantage of lower cost spot market coal for some or all of the Boardman plant's requirements.

Sierra Pacific Power Company (SPPCo), with whom the Company is a joint (50/50) participant in the ownership and operation of the North Valmy Steam Electric Generating plant (Valmy plant), entered into a 22-year coal contract that began in July of 1981 with Southern Utah Fuel Company, a subsidiary of Coastal States Energy Corporation, for the delivery of 17.5 million tons of low-sulfur coal from a mine near Salina, Utah, for Valmy Unit No. 1.

With the commercial operation of Valmy Unit No. 2 in May 1985, an additional coal source was needed to assure an adequate supply for both units at the Valmy plant. Accordingly, in 1986 the Company and SPPCo signed a long-term coal supply agreement with the Black Butte Coal Company. This contract provides for Black Butte to supply coal to the Valmy project over the next two decades under a flexible delivery schedule that allows for variations in the number of tons to be delivered ranging from a minimum of 200,000 tons per year to a maximum of 1,150,000 tons per year. This flexibility will accommodate fluctuations in energy demands, hydroelectric generating conditions and purchases of energy from CSPP facilities.


WATER RIGHTS

The Company, except as otherwise stated herein, has valid water rights, unlimited as to time, to the waters used in its generating stations, which were obtained under applicable provisions of state law. Such rights, however, are subject to prior rights and, with respect to license provisions of certain hydroelectric facilities and water licenses, are subject to future upstream diversion of water for irrigation and other consumptive use.

Over time, increased irrigation and other consumptive diversions on the Snake River have resulted in some reduction in the streamflows available for the Company's hydroelectric generating facilities. In this regard, the Company has pursued a course of action to determine and protect its water rights and their priority consistent with the settlement agreements negotiated with the state of Idaho signed on October 25, 1984. In 1987, Congress passed and the President signed into law House Bill 519 which permitted implementation of the agreements and provided that the Federal Energy Regulatory Commission would accept the settlement agreements and that the settlement was consistent with the terms of hydroelectric licenses and was prudent for the purpose of determining rates under Section 205 of the Federal Power Act during the remaining term of certain project licenses on the Snake River.

The Idaho State Legislature has charged the Idaho Department of Water Resources with the responsibility of proceeding with the adjudication of water rights on the Snake River. The adjudication process commenced in 1987 and has yet to be completed. The Company does not anticipate any modification of its water rights in conjunction with the adjudication process.


REGULATION

The Company is not in direct competition with any electric public utility company or municipality within its service territory.
The Company is under the regulatory jurisdiction (as to rates, service, accounting and other general matters of utility operation) of the Federal Energy Regulatory Commission (FERC), the Idaho Public Utilities Commission, the Public Utility Commission of Oregon and the Public Service Commission of Nevada. The Company is also under the regulatory jurisdiction of the IPUC, OPUC and the Public Service Commission of Wyoming as to the issuance of securities. The Company is subject to the provisions of the Federal Power Act as a "licensee" and "public utility" as therein defined. The Company's retail rates are established under the jurisdiction of the state regulatory agencies and its wholesale and transmission rates are regulated by the FERC (see "Rates"). Pursuant to the requirements of Section 210 of the PURPA, the state regulatory agencies have each issued orders and rules regulating the Company's purchase of power from CSPP facilities.

As a licensee under the Federal Power Act, the Company and its licensed hydroelectric projects are subject to the provisions of
Part I of the Act. All licenses are subject to conditions set forth in the Act and regulations of the FERC thereunder, including, but not limited to, provisions relating to condemnation of a project upon payment of just compensation, amortization of project investment from excess project earnings, possible takeover of a project after expiration of its license upon payment of net investment, severance damages, and other matters.

The state of Oregon has a Hydroelectric Act providing for licensing of hydroelectric projects in that state. The Company's Brownlee, Oxbow and Hells Canyon facilities are on the Snake River where it forms the boundary between Idaho and Oregon and occupy land located in both states. These facilities are subject, with respect to project property located in Oregon, to such provisions of the Oregon Hydroelectric Act. The Company has obtained Oregon licenses for these facilities and these licenses as are not in conflict with the Federal Power Act or the Company's FERC license.


ENVIRONMENTAL REGULATION

Environmental controls at the federal, state, regional and local levels are having a continuing impact on the Company's operations due to the cost of installation and operation of equipment required for compliance with such controls.

Based upon the requirements of present environmental laws and regulations, the Company estimates its capital expenditures (excluding allowance for funds used during construction) for environmental matters for 1994 and during the period 1995-1998 will total approximately $1.7 million and $7.4 million, respectively. However, to the extent regulations under federal and state environmental protection laws, as well as the laws themselves, are changed, costs for compliance with such laws and regulations in connection with the Company's existing facilities and facilities under construction are subject to change in an amount not determinable.


Air -

The Company has analyzed the Clean Air Act legislation and its effects upon the Company and its ratepayers. The Company's coal-fired plants in Nevada and Oregon already meet the federal emission rate standards and the Company's coal-fired plant in Wyoming meets that state's even more stringent regulations. The Company anticipates no material adverse effect upon its operations.


Water -

The Company has received National Pollutant Discharge Elimination
System Permits, as required under the Federal Water Pollution
Control Act Amendments of 1972, for the discharge of effluents from its hydroelectric generating plants.

The state of Oregon Department of Environmental Quality determined that the flow of water over large dams on the Columbia and Snake Rivers could result in the supersaturation of the water with dissolved nitrogen possibly resulting in damage to the fish population. The Company has obtained a permit from the Oregon Department of Environmental Quality to operate the Brownlee, Oxbow and Hells Canyon Dams in accordance with the water quality program of the state of Oregon.

At the Company's American Falls hydroelectric generating plant, the Company has agreed to meet certain dissolved oxygen standards. The Company signed amendments to the agreements relating to the operation of the American Falls Dam and the location of water quality monitoring facilities to provide more accurate and reliable water quality measurements necessary to maintain water quality standards during the May 15 to October 15 period each year downstream from the Company's plant.

The Company has also installed aeration equipment, water quality monitors and data processing equipment as part of the Cascade hydroelectric project to provide accurate water quality data and increase dissolved oxygen levels as necessary to maintain water quality standards on the Payette River.

The Company owns and finances the operation of anadromous fish hatcheries and related facilities to mitigate the effects of its hydroelectric dams on fish populations. In connection with its fish facilities, the Company sponsors ongoing programs for the control of fish disease and improvement of fish production. The Company's anadromous fish facilities at Hells Canyon, Oxbow, Rapid River, Pahsimeroi and Niagara Springs continue to be operated under agreements with the Idaho Department of Fish and Game. In 1993, the operation of these facilities pursuant to the FERC License 1971 cost approximately $2.1 million.


Endangered Species -

The Northwest as a region continues to grapple with the problem of the long-term survival of anadromous fish runs - particularly salmon - on the Columbia and Lower Snake Rivers. The number of fish from several species of salmon has been declining over the last several years, the exact cause or causes of such decline is not fully known, but over-harvest, federal government dams, habitat losses and other man-caused impediments appear to be contributing factors.

In addition to the Snake River sockeye which the federal government has declared endangered, two other ocean-going salmon stocks on the Columbia and Lower Snake Rivers have been granted threatened species listing. The Company is cooperating with all regional interests in an effort to resolve these issues and again in 1993 assisted the federal government by operating the Company's hydroelectric facilities to enhance downstream fish passage through federal dams. The Company, which over the years has invested millions of dollars in fish protection, mitigation and enhancement, undertook this assistance voluntarily. The Company fully supports and actively participates in the regional effort to develop a comprehensive and scientifically credible recovery program for the salmon.

The Snake River Salmon Recovery Team submitted its Draft Recovery Plan to the National Marine Fisheries Service (NMFS) detailing its draft recommendations for restoring the listed Snake River salmon runs. The Company has concluded a review of the 500-page report and believes it sets forth a course of action that, if fully implemented, could lead to a successful recovery. The Draft Plan details comments regarding some institutional changes and responsibility for management of the recovery efforts. It suggests reductions in the ocean and in-river harvest rates, calls for significant improvements in transportation and collection systems, supports flow augmentation and habitat improvements, calls for a test drawdown of the federal Lower Granite Reservoir on the Snake River and suggests habitat, hatchery and predation improvements. The Company will continue to closely monitor the finalization of the Recovery Plan which is expected to be released in 1994.

It is possible the final recovery plan could have a material impact on the Company, as well as every other person, community and industry in the Northwest that depends on the Snake and Columbia Rivers. The Company is hopeful that the anadromous fish runs can be restored to the level that society demands without undue hardship on the Company and those who benefit from its service.

In mid-December 1992, five Snake River mollusks were listed as endangered and threatened species. This has been a part of all the Company's discussions regarding relicensing and new hydro development since that time. The listing specifically mentions the impact fluctuating water levels related to hydro operations may have on the snails' habitat. While most of the facilities on that stretch of the river are run of the river (baseload) facilities, some do provide peaking capability. There is uncertainty on exactly what impact, if any, water fluctuations caused by the facilities have on the snails. The Company intends to testify to the U. S. Fish and Wildlife Service, the listing agency, that there is little data in this area and that it proposes to study these operations. While there is potential the listing could impact the way the Company operates these facilities, at this time it is difficult to estimate what impact, if any, the issue could have on the Company and its operations.


Hazardous/Toxic Wastes and Substances -

Under the Toxic Substances Control Act (TSCA), the Environmental Protection Agency (EPA) has adopted regulations governing the use, storage, testing, inspection and disposal of electrical equipment that contain polychlorinated biphenyls (PCBs). The regulations permit the continued use and servicing of certain electrical equipment (including transformers and capacitors) that contain PCBs. The Company continues to meet all federal requirements of the TSCA for the continued use of equipment containing PCBs. The Company has a program to make the 200-plus substations on its system PCB free. The costs for this disposal program were $0.9 million, $0.3 million and $0.1 million for 1991, 1992, and 1993 respectively. While the Company's use of equipment containing PCBs falls well within the federal safety standards, the Company has voluntarily decided to virtually eliminate these compounds from the substation sites. This program will save costs associated with the long-term monitoring and testing of substation equipment and grounds for PCB contamination as well as being good for the environment today.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 and the Resource Conservation and Recovery Act of 1976 authorize the EPA to seek a court order compelling responsible parties to undertake cleanup action at any location determined to present an imminent and substantial danger to the public or to the environment because of an actual or threatened release of one or more hazardous substances. Because of the nature of the Company's business, various by-products and substances are produced and/or handled which are classified as hazardous under one or more of these statutes. The Company provides for the disposal or recycling of such substances through licensed independent contractors, but these statutory provisions also impose potential responsibility for certain clean up costs on the generators of the wastes. As discussed in Item 3- "Legal Proceedings," the Company accepted the responsibility to clean up certain portions of a designated Superfund site.


Electric and Magnetic Fields -

While scientific research has yet to establish any conclusive link between electric and magnetic fields and human disease, the possibility of a connection has caused public concern nationally and internationally. Electric and magnetic fields are found wherever there is electric current, whether it be in a high-voltage transmission line or the simplest of household electrical appliances. Concern over possible health effects already has prompted regulatory efforts to limit human exposure to electric and magnetic fields in several areas of the nation. Depending on what researchers ultimately discover and what regulations may be deemed necessary, it is an issue that could impact a number of industries, including electric utilities. At this time, it is difficult to estimate what impact, if any, the issue could have on the Company and its operations.


RATES

Idaho Jurisdiction -

In May 1992, the IPUC issued an order which authorized the Company to put in place for a twelve-month period a drought-related temporary rate increase of 3.9 percent or $15.0 million in additional revenues.

On March 29, 1993, the IPUC approved a Power Cost Adjustment
(PCA) mechanism that would enable the Company to collect, or require it to refund, all or a portion of the difference between net power supply costs actually incurred and those allowed in the base rates of the Company. The PCA is intended to avoid the need for temporary rate increases during low water years and will return benefits to customers in high water years. Under the approved PCA, customers' power rates will be adjusted annually to reflect forecasted changes in the Company's net power supply costs in the current year and to true-up any deviation between forecasted and actual costs for the previous year. At the same time the temporary rate increase initiated in May 1992 ceased in May 1993, the Company implemented its first PCA rate increase of $5.0 million, combining for a net decrease of $10.0 million in rates. For the current year (May 1993 through April 1994) the PCA will be applied to 60 percent of the deviations from normalized power costs. Following the IPUC's next formal review of the Company's general revenue requirements, the PCA will be raised to recover 90 percent of the variation in power supply costs. The current balance is adjusted monthly as actual conditions are compared to the forecasted net power supply costs. The final cumulative PCA amount as of May 15, 1994 will be included in the true-up portion of the 1994 PCA.

On January 8, 1993, the IPUC authorized the Company to suspend five and one-half months (January 1, 1993, through June 15, 1993) of the revenue deferral associated with the Afton generation facility for a total of $1,225,707. This allowed the Company to defer additional 1992 reserve capacity (purchased generation available to meet load if needed) costs of $1,225,707 against the suspension of revenue deferral in 1993.

The Company intends to file a general revenue requirements case in its Idaho retail jurisdiction during 1994. One purpose of the filing is to bring all of the Company's cost components to a current level in response to concerns expressed by the IPUC and various customer groups in recent regulatory proceedings regarding the length of time since the Company's costs were reviewed on a comprehensive basis. In these proceedings the Company indicated that an opportunity for such a review would occur in the 1993/1994 time frame and full implementation of the PCA will not occur until such a proceeding is completed. The amount of any additional revenue requirement to be requested, if any, has not yet been determined.


Oregon Jurisdiction -

In 1992 the Company received OPUC authority to defer, with interest, 33.5 percent of Oregon's share of increased power production costs starting on March 23, 1992, and continuing through December 31, 1992. The Company subsequently filed a request and received approval from the OPUC for a 24-month amortization period of an annual rate increase of $526,360 or
2.57 percent effective July 1, 1993.

In 1993, the Company did not file any applications for general rate relief in the Oregon retail jurisdiction.


Other Jurisdictions -

The Company also submitted a rate increase request to the FERC to increase rates to certain wholesale customers to recover additional 1992 power supply costs incurred due to the drought.
The FERC granted a $547,900 rate increase for a twelve-month period effective November 10, 1992.

In 1993 the Company did not file any applications for rate relief in its Nevada retail jurisdiction.

CONSTRUCTION PROGRAM

The Company's construction program for the 1994-1998 period includes completion of the rebuild of the Swan Falls hydro facility and expansion of the Twin Falls hydro facility. The total cash construction program (excluding allowance for funds used during construction) for the five-year period 1994-1998 is presently estimated to require cash funds of approximately $580.9 million as follows:

                                             1994  1995-1998(a)
                                           (Millions of Dollars)
Generating Facilities:
    Hydro                                   $ 34.7    $ 56.1
    Thermal                                   12.2      59.8
Total generating facilities                   46.9     115.9
Transmission lines and substations            13.5     103.1
Distribution lines and substations            37.0     171.8
General                                       22.1      70.6
    Total cash construction                  119.5     461.4
AFUDC                                          3.2       4.4
    Total construction including AFUDC (b)  $122.7    $465.8
[FN]
(a) Includes construction costs escalated at 3.86%, 3.14%, 2.66% and 2.90% annually for the years 1995-1998, respectively.
(b) Does not include Ida-West equity investment in construction which is $0.2 million in 1994 and $0.5 million for the 1995-1998 period. Ida-West intends to develop a major portion of its construction as a participant in joint ventures which are not a part of the consolidated entity.

These estimates are subject to constant revision in light of changing economic, regulatory and environmental factors and patterns of conservation.

Construction started in 1991 to rebuild the Swan Falls powerhouse and increase its generating capacity from 12 megawatts to 25 megawatts. The amended FERC license provides for the retirement of the present powerhouse and construction of a new powerhouse containing two generating units of 12.5 megawatts each with completion scheduled in 1994. In January 1991, the Company received authority from the IPUC to include the costs of the rebuild of the Swan Falls hydroelectric facility in the Company's rate base. The total cash expenditures of the rebuild are presently estimated at $53.6 million with total construction costs at $60.0 million including an allowance for funds used during construction.

In January 1991, the Company received a 50-year license from the FERC for the Twin Falls Project that approves increasing the generating capacity from 10 megawatts to 53 megawatts. Construction started in July 1993 with completion scheduled for mid-1995. In July 1993, the Company received approval from the IPUC to rebuild the Twin Falls hydroelectric facility as proposed in its application. The commitment estimate, including allowance for funds used during construction, is $50.8 million which represents the maximum amount the Company recommends be included in Idaho ratebase. The total cash expenditures of the expansion are presently estimated at $32.3 million with total construction costs at $34.2 million including allowance for funds used during construction.

Remodeling the old general office building began in 1993. The total cash expenditures for the remodel are presently estimated at $6.0 million.

As these and other potential projects become more definitive as to amount, timing and regulation, future construction forecasts will change accordingly. The Company has no nuclear involvement and its future construction plans do not include development of any nuclear generation. The Company is looking at various options that may be available to meet the future energy requirements of its customers which include: (1) customer conservation resulting from incentive programs, (2) efficiency improvements on the Company's generation, transmission and distribution systems, (3) additional power purchases from CSPP facilities, (4) purchased power and exchange agreements with other utilities and (5) participation in a solar demonstration project. As additional energy demands are placed upon the system, the project or projects best meeting the changed requirements will be pursued.


FINANCING PROGRAM

The Company's five-year financing program primarily is designed to finance its construction program and to repay maturing long-term debt. The most recent estimate of capital requirements and sources of capital for the period is $598.7 million outlined as follows:



                                             1994    1995-1998
                                          (Millions of Dollars)
Capital Requirements:
    Net cash construction expenditures     $119.5       $461.4
    Conservation expenditures                11.7         28.5
    Other cash expenditures                  (7.2)       (15.2)
      Total                                $124.0       $474.7

Sources of Capital:
    Internal generation                    $ 69.6       $384.3
    Short-term bank loans - Net              17.9         26.1
    First mortgage bonds                     25.0        108.0
    Common stock                             13.0         13.0
    Cash investments (increase)              (1.5)       (56.7)
      Total (a)                            $124.0       $474.7
[FN]
(a)  Does not include Ida-West financing.

These estimates are subject to constant review in light of changing economic, regulatory and environmental factors and patterns of energy conservation. Any additional securities to be sold will depend upon market conditions and other factors, but it is the Company's objective to maintain capitalization ratios of approximately 45 percent common equity, 8 to 10 percent preferred stock and the balance long-term debt. The Company will continue to take advantage of any refinancing opportunities as they become available.

The Company, in its five-year financial forecast, plans to sell additional debt securities and to issue common stock. It further expects that over one-half of its capital requirements will be met through internal cash generation.

Under the terms of the Indenture relating to the Company's First Mortgage Bonds, net earnings must be at least two times the annual interest on all bonds and other equal or senior debt. For the twelve months ended December 31, 1993, net earnings were 6.27 times. Additional preferred stock may be issued when earnings for twelve consecutive months within the preceding fifteen months are at least equal to 1.5 times (until December 31, 2000, at which time the issuance ratio will increase to 1.75 times) the aggregate annual interest requirements on all debt securities and dividend requirements on preferred stock. At December 31, 1993, the actual preferred dividend earnings coverage was 2.90 times. If the dividends on the shares of Auction Preferred Stock were to reach the maximum allowed, the preferred dividend earnings coverage would be 2.62 times. The Indenture and the Company's Restated Articles of Incorporation are exhibits to the Form 10-K and reference is made to them for a full and complete statement of their provisions.


ITEM 2.  PROPERTIES


The Company's system includes 17 hydroelectric generating plants located in southern Idaho and eastern Oregon (detailed below) and an interest in three coal-fired steam electric generating plants. The system also includes approximately 4,654 miles of high voltage transmission lines; 21 step-up transmission substations located at power plants; 17 transmission transformer substations; 7 transmission switching stations; and 196 energized distribution substations (excludes mobile substations and dispatch centers). Refer to Item 1 - "Construction Program" for facilities under construction.

The Company holds licenses under the Federal Power Act for 13 hydroelectric projects from the FERC. These and the other generating stations and their capacities are listed below:

                                    Maximum
                                 Non-Coincident
                                   Operating      Nameplate     License
Project                           Capacity KW    Capacity KW   Expiration

Properties Subject to Federal
Licenses:

Lower Salmon                            70,000        60,000     1997
Bliss                                   80,000        75,000     1998
Upper Salmon                            39,000        34,500     1998
Shoshone Falls                          12,500        12,500     1999
C J Strike                              89,000        82,800     2000
Upper Malad                              9,000         8,270     2004
Lower Malad                             15,000        13,500     2004
Brownlee-Oxbow-Hells Canyon          1,398,000     1,166,500     2005
Swan Falls                              11,100         9,465     2010
American Falls                         112,420        92,340     2025
Cascade                                 14,000        12,420     2031
Twin Falls                              10,000         8,437     2041
Milner                                  59,448        59,448     2038

Other Generating Plants:

Other Hydroelectric                     10,400        11,300
Jim Bridger (Coal-Fired                693,333       678,077
Station)
Valmy (Coal-Fired Station)             260,650       260,650
Boardman (Coal-Fired Station)           53,000        53,000

On December 31, 1993, the composite average ages of the principal parts of the Company's system, based on dollar investment, were: production plant, 15.9 years; transmission system and substations, 17.7 years; and distribution lines and substations,
13.9 years. The Company considers its properties to be well maintained and in good operating condition.

The Company owns in fee all of its principal plants and other important units of real property, except for portions of certain projects licensed under the Federal Power Act and reservoirs and other easements, subject to the lien of its Mortgage and Deed of Trust and the provisions of its project licenses, and to minor defects common to properties of such size and character that do not materially impair the value to, or the use by, the Company of such properties.

As a result of various federal legislative actions and proposals (such as the Electric Consumers Protection Act of 1986, Energy Policy Act of 1992, Clean Water Act Reauthorization and Endangered Species Act Reauthorization), a major issue facing the Company is the relicensing of its hydro facilities. Because the federal licenses for the majority of the Company's hydroelectric projects expire during the next 10 to 15 years, the Company has established an internal task force to vigorously pursue the relicensing process. The relicensing of these projects is not automatic under federal law. The Company must demonstrate comprehensive usage of the facilities, that it has been a conscientious steward of the natural resource entrusted to it and that there is a strong public interest in the Company continuing to hold the federal licenses. The Company cannot anticipate what type of environmental or operational requirements may be placed on the projects in the relicensing process, nor can it estimate what the eventual cost will be for relicensing. However, the Company anticipates that its efforts in this matter for all of the hydro facilities will be successful.

Idaho Energy Resources Co. owns a one-third interest in certain coal leases near the Jim Bridger generating plant in Wyoming from which coal is mined and supplied to the plant.

Ida-West owns a 50 percent interest in five PURPA-qualified facilities that have a total generating capacity of approximately
34 MW.  The energy from these facilities is sold to the Company.

ITEM 3.  LEGAL PROCEEDINGS


The Company is a defendant in a Superfund case entitled United States of America vs. Pacific Hide & Fur Depot, et al., Civil No. 83-4062, pending in the United States District Court for the District of Idaho. The suit involves PCB contamination at a scrap metal/recycling facility near Pocatello, Idaho. The Company entered into a Partial Consent Decree which was signed by the District Judge on September 26, 1989, wherein the Company agreed to remediate PCBs at the site.

After completion of certain Initial Tasks and the Final Remedial Design, by letter dated October 4, 1990, EPA notified the Company of the discovery of lead and other metals contamination at levels of concern at the site, and instructed the Company to suspend further remedial action at the site until further notice.

On April 24, 1991, the Company initiated discussions with EPA in an effort to facilitate the commencement and completion of PCB remediation. On July 16, 1991, the Company submitted a proposal whereby the PCB and lead/other metal contaminants would be divided into at least two operable units for purposes of site remediation. On January 20, 1992, a Final Operable Unit Focused Feasibility Study was submitted by the Company to EPA.

On January 4, 1992, EPA issued a Proposal to Amend Record of Decision which proposed to divide the site into "operable units" to allow for immediate cleanup of PCB contamination at the site through the removal of the PCB and PCB mixed with lead contaminated soils from the site and disposal of the soils at an EPA approved waste facility.

An Amended Record of Decision authorizing the foregoing was issued on April 29, 1992.

Remedial Design Documents were approved by EPA on July 8, 1992.

In order to facilitate the commencement/completion of remedial activities during 1992, an "interim" Administrative Order directing the Company to undertake remedial activities was issued on July 13, 1992.

Remediation activities commenced on July 27, 1992, and were completed on October 21, 1992.

A Certification of Completion for the Operable Unit Remedial Action dated March 31, 1993, was issued by EPA to the Company. The Amended Partial Consent Decree which will supersede EPA's "Interim" Administrative Order has not yet been completed.

On August 30, 1993, Notice of the Lodging of the Amended consent
Decree was published in the Federal Register, creating a 30-day period for public comment.

On September 30, 1993, the Company was advised that the public comment period would be extended until October 21, 1993, at which time, barring any disclosure of facts or considerations which indicate that the proposed settlement is inappropriate, improper or inadequate, the District Court for the District of Idaho should enter a final judgment in the matter resolving the government's claims against the Company.

Pursuant to the Request for Public Comment, a number of Potentially Responsible Parties involved with the lead contamination at the site filed objections to the proposed Amended Consent Decree. The objections generally contend that the government's information relating to the Company's contribution to the lead contaminations at the site is erroneous, and that the Company's proposed settlement is disproportionately low in relation to its liability. On November 19, 1993, the Company provided the Department of Justice with its responses to the objections.

The government is continuing to prepare its responsive comments to the objections. The Company was advised on February 8, 1994, that the government anticipated the filing of its responsive summary with the court by the end of February 1994.

This matter has been previously reported in Form 10-K dated
March 9, 1989, March 8, 1990, March 14, 1991, March 16, 1992,
March 12, 1993, and other reports filed with the Commission.

On February 16, 1994, an action for declaratory relief and breach of contract entitled Idaho Power Company vs. Underwriters at Lloyds London, et al., was filed by the Company in Federal District Court in Pocatello, Idaho, against its solvent liability insurers in the period of 1969 to 1974, arising out of the insurer's denial of coverage for the Company's environmental remediation of a hazardous waste site in Pocatello. The action seeks a declaratory judgment that the policies cover the Company's costs of defending claims related to the site and of site remediation, and damages for the insurers' breach of the insurance contracts based on their failure to pay such costs, which at the present time are approximating $6.9 million.

On December 6, 1991, a complaint entitled Nez Perce Tribe, Plaintiff, v. Idaho Power Company, Defendant, Civil No. CIV 91-0517-S-EJL, was filed against the Company in the United States District Court for the District of Idaho. The Company was served with the Complaint on March 26, 1992. In the Complaint, the Tribe contends that pursuant to treaties with the United States Government including the Treaty of June 11, 1855, 12 Stat. 957, and the Treaty of June 9, 1863, 14 Stat. 647, the right to take fish at all usual and accustomed fishing places outside the Nez Perce Reservation and the exclusive right to take fish in all streams running through or bordering the reservation were reserved for the Tribe in said treaties. The Complaint further states that the Snake River supported substantial runs of anadromous fish and that the construction of Brownlee, Oxbow and Hells Canyon Dams in 1958, 1961 and 1967, respectively, created total barriers to the migration of the anadromous fish, thereby destroying the fish runs and violating the reserved fishing rights stated in the above-described treaties. In the Complaint, the Tribe seeks actual, incidental and consequential damages in amounts to be proven at trial together with $150,000,000 in punitive damages as well as pre- and post-judgment interest and costs and attorney fees.

On September 11, 1992, the Tribe filed an Amended Complaint in which it amplified its original Complaint by asserting that Brownlee, Oxbow and Hells Canyon Dams were "constructed, operated and maintained in such a manner as to damage plaintiff's rights" to harvest fish, which rights the Tribe asserts to be "present, possessory property right(s)". As the basis for its alleged right to recover damages from the Company, the Tribe asserts that the Company negligently constructed, operated and maintained Brownlee, Oxbow and Hells Canyon Dams, that the Company negligently failed to prevent or mitigate harm to the Tribe, that the Company intentionally and willfully destroyed, interfered with, and dispossessed the Tribe of its property rights, and that the Company improperly exercised dominion over the Tribe's property, thus depriving the Tribe of its possession. The Tribe has requested to try its case to a jury. As was true for the Tribe's original Complaint, the Tribe seeks through its Amended Complaint to secure actual, incidental, and consequential damages in amounts to be proven at trial, together with pre and post-judgment interest, costs and disbursements of the action, attorney fees and witness fees. The Amended Complaint restates the Tribe's claim for punitive damages, but omits the prior reference to a sum certain in favor of requesting punitive damages in an "amount sufficient to punish the defendant and deter others".

On September 18, 1992, the Company filed a motion for summary judgment in the hope of securing dismissal of the Tribe's action. On January 19, 1993, a federal court hearing was held before a federal magistrate on the Company's motion for summary judgment. On July 30, 1993, the magistrate issued a Report and Recommendation to the District Judge wherein it was recommended that the Company's motion for summary judgment be granted. The Tribe filed briefing in which it urged the District Court to reject the Magistrate's Report and Recommendation, and the Company responded with a request that the District Court enter summary judgment in accordance with the Magistrate's opinion.

On November 30, 1993, the District Court entered a second order of reference, in which the court sent the case back to the Magistrate for the Magistrate to make additional findings with respect to the Tribe's contention that it is entitled to compensation based on physical exclusion from its usual and accustomed fishing places. The Magistrate ordered the parties to brief this issue. That briefing was concluded, and oral argument was held before the Magistrate on February 11, 1994. On February 28, 1994, the Magistrate issued a Second Report and Recommendation wherein it was recommended that the District Court deny the Company's motion for summary judgment as to the tribes claim for damages arising from precluding the tribe access to its usual and accustomed fishing places and reaffirmed its recommendation in the original Report and Recommendation to grant the Company's motion for summary judgment as to all other claims.

The lawsuit is still in the early stages, and the Company is unable to predict the outcome of this case. However, the Company believes its actions were lawful and intends to vigorously defend this suit.

This matter has been previously reported in Form 10-K dated
March 16, 1992, March 12, 1993, and other reports filed with the Commission.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


EXECUTIVE OFFICERS OF THE REGISTRANT


The names, ages and positions of all of the executive officers of the Company are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.


                          Business Experience During Past Five
Name, Age and Position    (5) Years

J. W. Marshall, 55         Appointed August 18, 1989.
Chairman of the Board      Mr. Marshall was Executive Vice
and Chief Executive        President prior to August 18, 1989.
Officer

L. R. Gunnoe, 58           Appointed July 12, 1990.
President and Chief        Mr. Gunnoe was Vice President -
Operating Officer          Distribution prior to July 12,
                           1990.

Daniel K. Bowers, 46       Appointed July 10, 1986.
Vice President and
Treasurer

J. LaMont Keen, 41         Appointed November 14, 1991.
Vice President and         Mr. Keen was Controller prior to
Chief Financial Officer    November 14, 1991.

Douglas H. Jackson, 57     Appointed July 12, 1990.
Vice President -           Mr. Jackson was Senior Manager of
Distribution               Corporate Services prior to July
                           12, 1990, and Assistant to the
                           Chairman and Chief Executive
                           Officer prior to August 21, 1989.

Paul L. Jauregui, 52        Appointed June 4, 1988.
Vice President -
Human Resources

C. N. Olson, 44             Appointed July 11, 1991.  Mr. Olson
Vice President -            was Senior Manager - Corporate
Corporate Services          Services prior to July 11, 1991,
                            Senior Manager - Administrative
                            Services prior to September 1,
                            1990, Distribution Engineering and
                            Construction Manager prior to
                            February 1, 1990, and Division
                            Electrical Superintendent prior to
                            May 29, 1989.

J. B. Packwood, 50          Appointed July 13, 1989.
Vice President -            Mr. Packwood was Senior Manager -
Power Supply                Power Supply, prior to July 13,
                            1989.

Robert W. Stahman, 49       Appointed July 13, 1989.
Vice President, General     Mr. Stahman was General Counsel and
Counsel and Secretary       Secretary prior to July 13, 1989.

Harold J. Hochhalter, 58    Appointed January 9, 1992.
Controller and Chief        Mr. Hochhalter was Manager of
Accounting Officer          Corporate Accounting and Reporting
                            prior to January 9, 1992.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS


The Company has paid cash dividends on its common stock in each year since 1918. For the years of 1991, 1992 and 1993, cash dividends per share of common stock were $1.86. At the July 1993 meeting, the Board of Directors voted to maintain the annual common dividend at $1.86 per share. It is the intention of the Board of Directors to continue to pay dividends quarterly on the common stock, but such dividends in the future will depend on earnings, cash requirements of the Company and other factors.

The common stock is listed on the New York and Pacific stock exchange. For the years of 1992 and 1993, the following table indicates the reported high and low sale price of the Company's common stock as reported by the Wall Street Journal as composite tape transactions. The holders of record of the Company's common stock as of December 31, 1993 was 26,870.


                                               1992 (Quarters)
Common Stock, $2.50 par value:         1st      2nd      3rd      4th
  High                               $28 3/4  $26 3/8  $27 1/4  $28 1/8
  Low                                 24 3/8   24 3/4   25 1/4   25 1/2
  Dividends paid per share (cents)    46.5     46.5     46.5     46.5



                                               1993 (Quarters)
Common Stock, $2.50 par value:         1st      2nd      3rd      4th
  High                               $30 3/8  $31 1/2  $33      $32 7/8
  Low                                 27 1/4   27 7/8   31       29 1/8
  Dividends paid per share (cents)    46.5     46.5     46.5     46.5


          ITEM 6.  SELECTED FINANCIAL DATA

SUMMARY OF OPERATIONS (000         1993             1992             1991              1990
omitted)
Revenues:
 General business                 $428,658         $431,818         $409,454          $401,350
 Sales to other utilities           86,525           42,000           52,563            44,368
 Other revenues                     25,219           24,274           21,176            19,217
  Total revenues                   540,402          498,092          483,193           464,935
Expenses:
 Purchased power                    45,361           58,496           51,210            43,923
 Fuel expense                       87,855           96,710           75,161            77,606
 Other operation and               164,388          137,547          151,593           134,126
maintenance
 Depreciation                       58,724           59,823           57,597            55,114
 Taxes other than income taxes      22,129           20,562           21,168            20,752
  Total expenses                   378,457          373,138          356,729           331,521
Income from operations             161,945          124,954          126,464           133,414
Other income and deductions -      (12,984)         (11,133)          (9,453)          (11,666)
Net
Interest charges - Net              53,991           52,935           56,901            52,605
Income taxes                        36,474           23,162           21,144            23,234
Cumulative effect of accruing
 unbilled revenues                       -                -                -                 -
Net income                          84,464           59,990           57,872            69,241
 Dividends on preferred stocks       6,009            5,516            4,904             4,279
Earnings on common stock            78,455           54,474           52,968            64,962
 Dividends on common stock          67,959           65,043           63,197            63,197
Net change to retained earnings   $ 10,496         $(10,569)        $(10,229)         $  1,765

CAPITALIZATION (000 omitted)                   %                %                 %                %
First mortgage bonds              $490,000}   47   $485,000}   49   $435,000}    48   $367,500}   46
Other long-term debt               203,780          216,948          194,981           194,159
Mandatory redeemable preferred
 stock                                   -}    9          -}    7          -}     8          -}    5
Preferred stock                    132,751          107,874          108,191            58,761
Common stock (incl. prem. &
 exp.)                             439,467}   44    412,998}   44    356,824}    44    358,078}   49
Retained earnings                  222,900          212,404          222,973           233,241
  Total capitalization          $1,488,898   100 $1,435,224   100 $1,317,969    100 $1,211,739   100
Short-term borrowings
outstanding                         $4,000           $6,000          $48,500           $48,280

SUMMARY OF OPERATIONS (000         1989             1988             1987              1986
omitted) (Cont'd)
Revenues:
 General business                 $397,974         $362,050         $343,899          $336,480
 Sales to other utilities           70,749           32,175           35,447            54,987
 Other revenues                     27,438           18,096           15,251            17,394
  Total revenues                   496,161          412,321          394,597           408,861
Expenses:
 Purchased power                    43,845           43,723           30,234            31,849
 Fuel expense                       77,127           74,528           65,934            31,260
 Other operation and maintenance   132,114          116,230          114,235           114,407
 Depreciation                       53,092           51,691           50,929            49,308
 Taxes other than income taxes      20,213           19,301           19,072            18,539
  Total expenses                   326,391          305,473          280,404           245,363
Income from operations             169,770          106,848          114,193           163,498
Other income and deductions -
 Net                               (10,005)          (6,552)         (13,115)          (17,064)
Interest charges - Net              52,997           50,762           51,843            51,206
Income taxes                        42,041           13,558           27,246            50,923
Cumulative effect of accruing
 unbilled revenues                       -                -          (11,302)                -
Net income                          84,737           49,080           59,521            78,433
 Dividends on preferred stocks       4,285            4,293            4,298            10,553
Earnings on common stock            80,452           44,787           55,223            67,880
 Dividends on common stock          62,177           61,159           61,159            59,755
Net change to retained earnings   $ 18,275         $(16,372)        $ (5,936)         $  8,125

CAPITALIZATION (000 omitted)                   %                %                 %                %
First mortgage bonds              $377,000}   47   $392,000}   47   $407,000}    47   $432,000}   47
Other long-term debt               165,551          164,426          160,003           153,887
Mandatory redeemable preferred
 stock                                   -}    5          -}    5          -}     5          -}    5
Preferred stock                     58,923           59,126           59,238            59,403
Common stock (incl. prem. &
 exp.)                             357,986}   48    357,866}   48    357,797}    48    357,708}   48
Retained earnings                  231,476          213,201          229,573           235,509
  Total capitalization          $1,190,936   100 $1,186,619   100 $1,213,611    100 $1,238,507   100
Short-term borrowings
 outstanding                       $31,000          $37,000           $4,000            $5,000

SUMMARY OF OPERATIONS (000         1985             1984             1983
omitted) (Cont'd)
Revenues:
 General business                 $336,705         $324,701         $289,905
 Sales to other utilities           98,980           86,724           67,358
 Other revenues                     15,495           16,422           18,881
  Total revenues                   451,180          427,847          376,144
Expenses:
 Purchased power                    16,188            1,215           (6,788)
 Fuel expense                       81,961           50,850           44,283
 Other operation and               125,728          119,604          109,392
maintenance
 Depreciation                       45,595           40,974           39,038
 Taxes other than income taxes      16,790           16,363           15,119
  Total expenses                   286,262          229,006          201,044
Income from operations             164,918          198,841          175,100
Other income and deductions -
 Net                               (20,352)         (11,191)         (20,174)
Interest charges - Net              47,891           45,579           45,591
Income taxes                        52,556           64,418           61,602
Cumulative effect of accruing
 unbilled revenues                       -                -                -
Net income                          84,823          100,035           88,081
 Dividends on preferred stocks      12,447           13,617           15,917
Earnings on common stock            72,376           86,418           72,164
 Dividends on common stock          56,277           52,221           47,691
Net change to retained earnings   $ 16,099         $ 34,197         $ 24,473

CAPITALIZATION (000 omitted)                   %                %                 %
First mortgage bonds              $467,000}   47   $467,000}   47   $467,000}    47
Other long-term debt               149,074          138,452          112,046
Mandatory redeemable preferred
 stock                              63,000}    9     63,000}   10     88,000}    12
Preferred stock                     60,585           61,079           61,500
Common stock (incl. prem. &
 exp.)                             355,007}   44    342,038}   43    329,776}    41
Retained earnings                  230,558          214,459          183,562
  Total capitalization          $1,325,224   100  $1,286,028  100 $1,241,884    100
Short-term borrowings
 outstanding                        $    -           $    -           $    -

FINANCIAL STATISTICS                  1993             1992             1991              1990
Income from operations as a
 percent of total revenues            30.0%            25.1%            26.2%             28.7%
Times interest charges earned:
 Before tax                           3.14             2.50             2.34              2.72
 After tax                            2.50             2.08             1.98              2.29
Market-to-book ratio                   170%             159%             168%              148%
Payout ratio                            87%             120%             119%               97%
Return on year-end common
 equity                              11.84%            8.71%            9.14%            10.99%
Common stock data:
 Earnings per average share
  outstanding                        $2.14            $1.55            $1.56             $1.91
 Dividends declared per share        $1.86            $1.86            $1.86             $1.86
 Book value per share               $17.86           $17.28           $17.07            $17.40
 Average shares outstanding
 (000 omitted)                      36,675           35,116           33,977            33,977
 Common shareowners                 26,870           27,834           28,069            29,080

CUSTOMER DATA
General business data:
 Energy sales - kwh
  (000,000 omitted)                 11,406           11,606           11,266            11,086
 Number of customers               317,772          307,567          297,808           291,800
Residential customer data:
 Number of customers               263,682          255,022          246,689           241,790
 Average kwh use per customer       14,587           13,856           14,845            14,281
 Average rate per kwh (cents)         4.82             4.80             4.72              4.73

OTHER STATISTICS
Total assets (000 omitted)      $2,097,417       $1,862,307       $1,773,674        $1,680,110
Gross plant additions
 (000 omitted)                    $116,972         $118,920         $135,904           $80,117
Number of employees (full-time)      1,654            1,638            1,626             1,574

FINANCIAL STATISTICS (Cont'd)         1989             1988             1987              1986
Income from operations as a
 percent of total revenues            34.2%            25.9%            28.9%             40.0%
Times interest charges earned:
 Before tax                           3.30             2.18             2.76*             3.40
 After tax                            2.53             1.93             2.10*             2.46
Market-to-book ratio                   169%             138%             127%              150%
Payout ratio                            77%             137%             111%               88%
Return on year-end common
 equity                              13.65%            7.84%            9.40%            11.44%
Common stock data:
 Earnings per average share
  outstanding                        $2.37            $1.32            $1.63*            $2.00
 Dividends declared per share        $1.83            $1.80            $1.80             $1.76
 Book value per share               $17.35           $16.81           $17.29            $17.46
 Average shares outstanding
 000 omitted)                       33,977           33,977           33,977            33,961
 Common shareowners                 30,291           32,225           33,733            34,456

* Includes cumulative effect of
  accounting change

CUSTOMER DATA
General business data:
 Energy sales - kwh
  (000,000 omitted)                 11,069           10,563           10,175             9,938
 Number of customers               284,363          279,529          276,249           274,129
Residential customer data:
 Number of customers               236,008          232,650          230,486           228,921
 Average kwh use per customer       14,923           14,364           13,785            14,541
 Average rate per kwh (cents)         4.69             4.47             4.34              4.21

OTHER STATISTICS
Total assets (000 omitted)      $1,625,120       $1,608,935       $1,602,311        $1,621,887
Gross plant additions (000
 omitted)                          $62,094          $64,358          $38,929           $50,257
Number of employees (full-time)      1,528            1,500            1,521             1,524

FINANCIAL STATISTICS (Cont'd)         1985             1984             1983
Income from operations as a
 percent of total revenues            36.6%            46.5%            46.6%
Times interest charges earned:
 Before tax                           3.61             4.12             4.00
 After tax                            2.61             2.90             2.77
Market-to-book ratio                   133%             114%             106%
Payout ratio                            78%              60%              66%
Return on year-end common
 equity                              12.36%           15.53%           14.06%
Common stock data:
 Earnings per average share
  outstanding                        $2.16            $2.63            $2.25
 Dividends declared per share        $1.68            $1.59            $1.49
 Book value per share               $17.29           $16.74           $15.77
 Average shares outstanding
 (000 omitted)                      33,544           32,893           32,070
 Common shareowners                 35,959           35,216           35,967

CUSTOMER DATA
General business data:
 Energy sales - kwh
  (000,000 omitted)                 10,366           10,191            9,599
 Number of customers               272,155          268,974          265,197
Residential customer data:
 Number of customers               227,562          225,319          222,625
 Average kwh use per customer       15,432           15,342           14,066
 Average rate per kwh (cents)         3.98             4.01             3.69

OTHER STATISTICS
Total assets (000 omitted)      $1,646,847       $1,584,874       $1,518,011
Gross plant additions
 (000 omitted)                     $74,064          $99,028         $102,970
Number of employees (full-time)      1,568            1,725            1,705

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Idaho Power Company's consolidated, wholly-owned subsidiaries consist of Idaho Energy Resources Co. (IERCO), Ida-West Energy Company (Ida-West), IDACORP, INC, and Idaho Utility Products Company (IUPCO). Together, Idaho Power and these subsidiaries are referred to herein as the Company.

EARNINGS PER SHARE

Earnings per share of common stock increased to $2.14 in 1993 as compared to $1.55 in 1992 and $1.56 in 1991. The lower earnings per share in 1991 and 1992 resulted from drought conditions and accompanying low streamflows. The improved 1993 earnings reflect more favorable hydroelectric conditions and a gain on the sale of the Wood River turbine to offset the impact of the 1993 federal income tax increase. The Company also recorded income tax reserve adjustments relating to the settlement of prior years' returns (1983-1990) during the fourth quarter. The two actions combined to increase the year's earnings approximately $6.0 million over 1992. The 1993 earnings equate to an 11.8 percent earned return on year-end common equity compared to the 8.7 percent earned in 1992 and 9.1 percent earned in 1991. Book value per share of common stock was $17.86 at December 31, 1993.

RESULTS OF OPERATIONS

Precipitation and Streamflows

Heavy spring precipitation and cool summer temperatures in the Company's service territory coupled with near normal accumulations of snow last winter propelled the 1993 water year to more than three times that of 1992. Streamflows into Brownlee Reservoir (which provides water to the three dam Hells Canyon complex which generates about half of the electricity produced by the Company in a normal water year) were 5.97 million acre-feet
(MAF) compared to only 1.8 MAF during 1992. Inflows into Brownlee during 1993 were nearly 25 percent above the 63-year median of 4.81 MAF.

Energy Requirements

Even though streamflows were much improved, hydro generation did not fully return to normal levels during 1993. The major adverse factors were the carryover effects of six years of drought conditions on reservoirs and the aquifer and the inability to fully utilize hydro generation capability during the first few months of 1993, as the Company was restoring and then maintaining Brownlee reservoir levels for later use. The Company's hydroelectric output accounted for 52 percent of its total energy requirements in 1993, a substantial increase from 35 percent in 1992 and 41 percent in 1991. Thermal generation accounted for 40 percent of total energy requirements with purchased power and other exchanges accounting for 8 percent during 1993. Under normal conditions the Company's hydro system would contribute approximately 58 percent with thermal generation providing approximately 36 percent and the remaining 6 percent from purchased power and other interchanges.

Although it is too early to predict with certainty what hydroelectric conditions will be during 1994, preliminary reports indicate the mountain snowpack is again below normal. However, carryover reservoir storage is above average throughout the Snake River Basin. The Company expects to meet projected energy loads during the coming year by utilizing its hydro and coal-fired facilities and strategic geographic location - which provides excellent opportunities to purchase, sell, exchange and transmit Northwest energy - even if below normal streamflow conditions prevail.

Economy

For the fifth year the state of Idaho and the Company's service territory continued to experience extraordinary economic growth. For the state, nonagricultural employment gains of an expected
3.0 percent in 1993 were preceded by 4.6 percent in 1992 and 3.3 percent in 1991. The Company's service area exceeded state-wide results with expected gains in non-agricultural employment of nearly 4.0 percent in 1993 with 5.3 percent and 5.4 percent in 1992 and 1991.

Population growth in the Company's service area remains strong. Residential customer growth increased by 2.0 percent in 1991, 3.4 percent in 1992 and 3.4 percent in 1993. New households in the service area are forecasted to grow at a 3 percent annual average rate during the next five years with population growth estimated to exceed 2.2 percent per year over the same period.

Power Cost Adjustment

In 1992, the Company asked the Idaho Public Utilities Commission
(IPUC) to adopt a Power Cost Adjustment (PCA) mechanism that would enable the Company to collect, or require it to refund, all or a portion of the difference between net power supply costs actually incurred and those allowed in the base rates of the Company. The PCA is intended to avoid the need for temporary rate increases during low water years and will return benefits to customers in high water years. For the current year (May 1993 through April 1994) the PCA will be applied to 60 percent of the power cost deviations from normalized rates. After the Company's next general revenue requirement case is completed, the PCA will be raised to 90 percent of power supply costs.

On March 29, 1993, the IPUC approved a PCA mechanism in substantially the form proposed by the Company. Under the approved PCA, customers' power rates will be adjusted annually to reflect forecasted changes in the Company's net power supply costs in the current year and to true-up any deviation between forecasted and actual costs for the previous year.

In May 1993, the Company implemented its first PCA rate increase of $5.0 million. The current balance is adjusted monthly as actual conditions are compared to the forecasted net power supply costs. The final cumulative PCA amount as of May 15, 1994 will be included in the true-up portion of the 1994 PCA.

Revenue

For the three-year period 1991, 1992, and 1993, an average of 87 percent of the Company's operating revenues were derived from electric sales in Idaho, 5 percent in Oregon, less than 1 percent in Nevada and 8 percent from the wholesale market. For the same three year period, residential customers averaged 34 percent of the Company's total operating revenues. Commercial and industrial customers with less than 750 Kw demand combined with irrigation and street lighting customers averaged 30 percent and commercial and industrial customers with 750 Kw demand and over averaged 19 percent. Sales to other utilities and interchange arrangements averaged 12 percent, and miscellaneous revenues averaged 5 percent.

Energy sales to the Company's general business customers increased 1.6 percent in 1991, 3.0 percent in 1992 but decreased
1.7 percent in 1993. These increases reflect the strong economic growth in the Company's service territory and varied temperature, precipitation and energy usage patterns. The decrease for 1993 resulted from a wet spring which reduced irrigation sales by 28.8 percent and temporary changes in operations at two of the Company's large industrial customers which lowered consumption during 1993. FMC Corporation's (FMC) elemental phosphorus production plant reduced operations at times during 1993 due to market conditions for the sale of its manufactured product. FMC also intends to maintain this reduced production level for a portion of 1994. The Idaho National Engineering Laboratory's
(INEL) 1993 electrical use was down and can be volatile due to federal regulatory mandates and maintenance schedules. The INEL estimates a steady growth in the amount of consumption during 1994 and beyond.

General business revenues constitute approximately 84 percent of total operating revenues and were $409.5 million in 1991, $431.8 million in 1992 and $428.7 million in 1993. The increase in 1992 reflects an increase in irrigation revenues due to the drought and an increase in the number of customers served along with the temporary rate relief granted by the IPUC in May 1992. The decrease in 1993 results from the 27.9 percent decrease in irrigation revenue due to the wet spring which was partially offset by increases in residential revenues (9.3 percent) and small commercial revenues (4.0 percent). The number of general business customers served increased by 8.9 percent (or 25,972 customers) during the three year period. Energy usage per residential customer was 14,845 Kwh in 1991 versus 13,856 Kwh in 1992 and 14,587 Kwh in 1993.

Total operating revenues increased $18.3 million or 3.9 percent in 1991, $14.9 million or 3.1 percent in 1992, and $42.3 million or 8.5 percent in 1993. The increase for 1992 was due in part to the temporary rate relief granted by the IPUC in May 1992, along with an increase in customers served, while the increase for 1993 was due to increased opportunity sales to other utilities resulting from improved hydroelectric conditions and an increase in the number of general business customers.

Regulatory Action

          Drought-Related Temporary Rate Increases

In response to drought conditions which reduced streamflows and increased power supply costs, the Company requested temporary rate relief several times during the three year period. In May 1992, the IPUC issued an order which authorized the Company to put in place for a twelve-month period a temporary rate increase of 3.9 percent or $15.0 million in additional revenues. At the same time the temporary rate increase ceased in May 1993, the Company implemented its first PCA rate increase of $5.0 million, combining for a net decrease of $10.0 million in rates.

In 1992 the Company received Oregon Public Utility Commission
(OPUC) authority to defer with interest 33.5 percent of Oregon's share of increased power production costs starting on March 23, 1992 and continuing through December 31, 1992. The Company subsequently filed a request and received approval from the OPUC for a 24 month amortization period of an annual rate increase of $526,360 or 2.57 percent effective July 1, 1993.

The Company also submitted a rate increase request to the Federal
Energy Regulatory Commission (FERC) to increase rates to certain wholesale customers. The FERC granted a $547,900 rate increase for a twelve-month period effective November 10, 1992.

On January 8, 1993, the IPUC authorized the Company to suspend five and one-half months (January 1, 1993, through June 15, 1993) of the revenue deferral associated with the Afton generation facility for a total of $1,225,707. This allowed the Company to defer additional 1992 reserve capacity (purchased generation available to meet load if needed) costs of $1,225,707 against the suspension of revenue deferral in 1993.

          General Revenue Requirement Case

The Company intends to file a general revenue requirements case in its Idaho retail jurisdiction during 1994 and may also file in its Oregon retail jurisdiction. The purpose of the filing is to bring all of the Company's cost components to a current level in response to concerns expressed by the IPUC and various customer groups in recent regulatory proceedings regarding the length of time since the Company's costs were reviewed on a composite basis. In these proceedings the Company indicated that an opportunity for such a review would occur in the 1993/1994 time frame and full implementation of the PCA will not occur until such a proceeding is completed. The amount of any additional revenue requirement to be requested has not yet been determined.

When a case is filed the Company's allowed return on common equity will, among other things, be subject to review. Recent allowed returns on equity granted nationally have declined as a result of the current low interest rate environment. Low allowed returns on equity are a concern because they have created a contrast with dividend payout levels set during periods of higher interest rates for some utilities. The Company will seek an allowed return on equity above its present dividend yield on year-end book value sufficient to provide current earnings to cover dividend payments, but cannot predict the final outcome of such rate proceedings in the current low interest rate environment.

Off-System Sales

Revenues from sales to other utilities increased $8.2 million in 1991, decreased $10.6 million in 1992 but increased $44.5 million in 1993. These deliveries are comprised of firm sales, which are long-term contractual arrangements, and opportunity sales which are made on a when available basis. The volume and price of these sales depend on the Company's firm energy demand, hydrogeneration conditions in the Company's service area, and market conditions throughout the West. Revenues from firm sales to other utilities amounted to $41.5 million in 1991, $37.5 million in 1992 and $45.4 million in 1993. The decrease for 1992 was due to the termination at the end of 1991 of a short-term firm sales agreement and a reduction in the amount of energy taken by another customer pursuant to contract agreements. Revenues from opportunity sales to other utilities amounted to $11.0 million for 1991, decreased to $4.5 million in 1992 but increased to $41.1 million in 1993. For the years 1991 and 1992, the drought's adverse effect on the Company's hydrogeneration resulted in reduced sales, while in 1993 the return to more normal hydro conditions increased dramatically the volume of sales and revenue.

Expenses

Total operating expenses increased $25.2 million in 1991, $16.4 million in 1992 and $5.3 million in 1993. The increases for 1991 and 1992 reflect the drought conditions which increased reliance on thermal generation and purchased power. The increase in operating expenses for 1993 reflects the deferral of certain net power supply costs to 1993 from 1992 to better match drought related expenses with surcharge revenues. Maintenance expense for 1993 increased reflecting more normal operating conditions.

Purchased power expenses were high and fluctuated during the last three years reflecting necessity purchases from neighboring utilities during the drought periods and increased purchases from cogeneration and small power production (CSPP) projects during 1993 as a result of the improved hydro conditions. The estimated annualized cost for the 61 CSPP projects on-line as of December 31, 1993, is currently $40.6 million. The Company increased utilization of its thermal facilities by operating at high capacity factors during the drought which increased fuel expense for 1992 by $21.5 million. In 1993 fuel expense decreased $8.9 million as a direct result of increased availability of hydro facilities to meet customer demand.

All other operation and maintenance expenses increased $30.3 million over the same three year period. These increases were due, in part, to an increase in payroll and benefits ($10.1 million and 80 new employees), an increase in maintenance expense ($7.2 million) due to a return to more normal operating conditions and an increase in thermal operations ($6.0 million).

Depreciation expense increased for the three year period by $3.6 million or 6.6 percent due to a greater plant investment base. Taxes other than income taxes increased $1.4 million or 6.6 percent due to increased property taxes and taxes on increased generation and sale of hydro power.

Interest Charges

Interest charges on long-term debt fluctuated during the three-year period, ultimately increasing by $2.7 million reflecting the maturity, early redemption, and issuance of several series of first mortgage bonds. The Company took advantage of the declining interest rate environment and refinanced several higher cost bond issues. These refinancings reduced the overall cost of debt and annual interest expense which largely offset the cost of additional financing (see Note 6 of Notes to Consolidated Financial Statement). Interest on short-term debt fluctuated due to varying interest rates on short-term debt during the period and changes in the level of short-term debt borrowings (see Notes 7 of Notes to Consolidated Financial Statement). The Company purchased Prairie Power Cooperative's (PPC) assets on July 24, 1992 and under the terms of the acquisition agreement with PPC, assumed the Cooperative's long-term debt (REA notes) of approximately $1,914,000.
Income Taxes

In August 1993, Congress enacted the "Omnibus Budget Reconciliation Act of 1993" which, among other things, changed the statutory corporate federal income tax rate from 34 percent to 35 percent retroactive to January 1, 1993. Accordingly, taxes on current income were computed at the new higher rate. The Company requested and received from the IPUC permission to offset these higher taxes against a portion of the gain from the disposition of the Wood River Turbine recorded in 1993. The actual rates charged for electric service will not change due to the tax increase until the next general revenue requirement case is finalized. Also during 1993, the Company settled federal tax liabilities on the 1987 through 1990 tax years except for immaterial amounts that relate to a partnership.

Ida-West

Ida-West Energy Company (Ida-West), a wholly owned subsidiary of the Company, through various partnerships, has completed construction of the Hazelton B Project, the Wilson Lake Project and the Falls River Project. Third parties unaffiliated with Ida-West own 50 percent of each of these projects and the South Forks Project (which an Ida-West subsidiary and its partner acquired as an operating project in March 1992), thus satisfying "qualifying facility" status under PURPA guidelines. These partnerships have obtained project financing (non-recourse to the Company) having recently procured the initial permanent financing for the Hazelton B and Wilson Lake Projects from a single institutional investor and for the Falls River Project from a commercial lending institution.

Construction of both the Hazelton B and Wilson Lake Projects started in July 1991, and commenced commercial operation in May
1993.  Construction of the Falls River Project began in August
1991, and started commercial operation in August 1993.

As a result of a construction-related incident involving the Falls River Project in 1992, the cost to complete the project increased from $15 million to $28.1 million, net after recovery of $2.56 million from insurance carriers. To help defray a portion of these additional costs, the project entity obtained an increase in project financing from $11.5 million to $18 million.

On June 16, 1993, the FERC issued a notice proposing civil penalties of no more than $500,000 for alleged license and FERC regulation violations in connection with the construction of the Falls River Project. The project entity is currently negotiating with the FERC for a reduction of these penalties and has recorded a portion of them as a liability.

On August 13, 1993, the state of Idaho appealed to the Ninth Circuit the FERC's June 16 denial of the state's request for rehearing of the FERC's January 13 order allowing resumption of construction. On November 24, 1993, the project entity reached a settlement with the state. Under the settlement, the project entity paid the state $150,000 for deposit into a fund to be used for studies and mitigation activities in the project vicinity, and the state dropped the appeal and released the project entity from any further liability arising out of past construction incidents.

As part of its Resource Contingency Program, the Bonneville Power Administration (BPA) requested proposals to provide up to 800 average megawatts of energy options. Ida-West along with two partners submitted a proposal for a 227 megawatt gas-fired cogeneration project to be located near Hermiston, Oregon, which was one of ten projects being given final consideration by BPA. On June 4, 1993, BPA selected the partnership's project, together with two other projects, to participate in the program. The partnership and BPA have signed an option development agreement which grants BPA an option to acquire energy from the project at any time during a five year option hold period after all option development period tasks, including permitting, have been completed. The partnership expects these development period tasks to be completed by year-end 1995.

The Company made an additional investment of $8.0 million in Ida-
West during 1993 bringing its total equity investment to $20 million. Ida-West continues to actively seek or develop new projects.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Net cash generation from operations for the three-year period amounted to $365.4 million. After deductions for both common and preferred dividends ($212.3 million), net cash generation from operating activities provided approximately $153.1 million for the Company's construction program and other capital requirements.

Internal cash generation after dividends provided 33 percent of the total capital requirements in 1991, 30 percent in 1992, 54 percent in 1993, and is projected to provide approximately 53 percent in 1994 and 73 percent during the five-year period 1994-1998. The Company expects to continue financing its construction program using both internally generated funds, and to the extent required, externally financed capital. Drought conditions have negatively impacted the Company's internal cash generation in two of the last three years. In its 1994-1998 five-year forecast the Company anticipates issuing additional common stock and first mortgage bonds. During the forecast period, the Company also has first mortgage bond refundings of $20 million in 1996 and $30.0 million in 1998. At January 1, 1994 the total lines of credit maintained by the Company with various banks amounted to $70 million. (See Note 7 of Notes to Consolidated Financial Statements.)

Cash Construction Expenditures

The Company's consolidated cash construction expenditures were $133.7 million in 1991, $118.0 million in 1992, and $122.9 million in 1993. During 1992, in response to the ongoing drought conditions, the Company's cash construction budget was reduced. Approximately 44 percent of these expenditures were spent on generation facilities, 9 percent for transmission facilities, 32 percent for distribution facilities and 15 percent on general plant and equipment. Principal additions during the period to the Company's plant investment base include the completion of the Milner Powerhouse in October 1992. Testing at the Milner project was completed and the units were declared available for commercial operation during the fall of 1992. The total cost of construction at December 31, 1993 is $56.3 million including allowance for funds used during construction.

Prairie Power

On June 30, 1992, the Company received approval from the IPUC to acquire the Prairie Power Cooperative (PPC) and provide service to its customers. Under the terms of the acquisition agreement, which was consummated on July 24, 1992, the Company acquired PPC's assets by assuming the cooperative's long-term debt of approximately $1.9 million. The Company agreed also to implement over the next ten years a $2.0 million rehabilitation of the distribution system and reduced those PPC customers' rates by 15 percent from PPC rates effective at the time of the acquisition. The new reduced rates will remain frozen at that level for 10 years and are higher than the Company's present rates for other Idaho retail customers.

Wood River Turbine Sale

In 1993 the Company sold a 50-megawatt gas fired turbine generator for $8.0 million. The Company's after-tax gain was $4.2 million ($3.6 applicable to the Idaho jurisdiction). The Company requested and received from the IPUC permission to use a portion of the gain from the turbine sale as an offset to the increased revenue requirement resulting from the additional income taxes for 1993.

Construction Program

The Company's construction program (as detailed below) for the 1994-1998 period includes the rebuild of the Swan Falls hydro facility and expansion of the Twin Falls hydro facility. The Company's 1994 cash construction expenditures are expected to be approximately $119.5 million with the 1994-1998 total presently estimated at $580.9 million.

          Swan Falls

Construction started in 1991 to rebuild the Swan Falls powerhouse and increase its generating capacity from 12 megawatts to 25 megawatts. The amended FERC license provides for the retirement of the present powerhouse and construction of a new powerhouse containing two generating units of 12.5 megawatts each with completion scheduled in 1994. The total cash expenditures of the rebuild are presently estimated at $53.6 million with total construction costs at $60.0 million including an allowance for funds used during construction.

          Twin Falls

In January 1991, the Company received a 50-year license from the FERC for the Twin Falls Project that approves increasing the generating capacity from 10 megawatts to 53 megawatts. The Company received approval from the IPUC to rebuild the Twin Falls hydroelectric facility as proposed in its application. Construction started in July 1993 with completion scheduled in mid 1995. The total cash expenditures of the expansion are presently estimated at $32.3 million with total construction costs at $34.2 million including allowance for funds used during construction.

          Southwest Intertie Project

Capitalizing on the Company's strategic location between the Intermountain West and the Pacific Northwest, the Company is considering the construction and operation of a new transmission line which could serve as a major artery for regional transfers of power between north and south. The Southwest Intertie Project
(SWIP) is a proposed 520-mile, 500 Kv transmission line which would interconnect the Company's system with utilities in the Southwest. The Bureau of Land Management (BLM) has completed the Final Environmental Impact Statement/Proposed Plan Amendment
(EIS) for the SWIP. Approval of the EIS from the BLM is expected during the second quarter of 1994. After approval of the EIS, the economic feasibility of the line will be validated prior to the time the Company proceeds with construction. The Company has received preliminary commitments from various utilities and electric providers for financial participation in the project.
It is the Company's intention to retain up to a 20 percent ownership in the line.

Solar

The Company has joined Southern California Edison, the U. S. Department of Energy and others in retrofitting an existing 10-megawatt solar thermal experimental power plant called Solar 2. The Company will contribute $630,500 over the next three years and the Electric Power Research Institute, of which the Company is a member, will contribute an additional $630,500 of matching funds, bringing the Company's credited contribution to approximately $1.3 million. The project is located near Barstow, California, and should begin generating electricity in 1995.

Photovoltaic Systems

In August 1992, the Company proposed a $5 million three-year pilot program to design, install, and maintain solar-powered photovoltaic systems for remote locations that would otherwise require costly line extensions. It is the Company's intent to service only those inquiries located in its service territory. The IPUC approved the proposal during September 1993 with the OPUC giving its approval in October 1993 and the Nevada Public Service Commission in June 1993.

Financing Program

          Capital Structure

The Company's capital structure (as illustrated in Selected Financial Data) has fluctuated during the three year period with common equity remaining stable at 44 percent, preferred increasing to 9 percent and debt decreasing to 47 percent. It is the Company's objective to maintain capitalization ratios of approximately 45 percent common equity, 8 to 10 percent preferred stock and the balance long-term debt. The Company's strategy is to achieve this target structure through accumulated earnings and issuance of new equity. The Company's pre-tax interest coverage ratios were 2.34 times in 1991, 2.50 times in 1992, and 3.14 times in 1993. The Company has on file a shelf registration statement for the issuance of first mortgage bonds and/or preferred stock with the total aggregate principal not to exceed $200.0 million. The primary financial commitments at year-end 1993 are related to contracts and purchase orders for the Company's program for construction and operation of facilities.

          Common Stock

On July 8, 1992, the Company sold 1,250,000 shares of Common
Stock. The net proceeds of $30,706,250 were used for payment of $4.0 million of short-term debt and the Company's ongoing construction program.

In 1992, the Company also resumed issuing original issue shares to its Employee Savings Plan, the Dividend Reinvestment and Stock Purchase Plan and the Employee Stock Ownership Plan. During the twelve months ended December 31, 1993 and 1992, common shares totaling 898,528 and 959,527 were issued producing $26.7 million and $25.5 million in proceeds to the Company, which were used for its on-going construction program.
          Preferred Stock

During 1991, the Company issued $25.0 million of serial preferred stock which was used to retire an existing $25.0 million of serial preferred stock. Also, in November 1991, the Company issued $50.0 million of Auction Preferred Stock which proceeds were used to retire early $32.5 million of first mortgage bonds, to retire at maturity $10.0 million of first mortgage bonds and other corporate purposes. On July 1, 1993 the Company utilized its remaining preferred stock shelf registration and issued $25 million of serial preferred stock. The net proceeds of the issuance were used for the Company's ongoing construction program.

          Long-Term Debt

On January 14, 1991, the Company issued $75,000,000 principal amount of first mortgage bonds due January 1, 2021. The net proceeds were used for payment of $48,280,000 of short-term borrowings. The remainder of the funds were invested in temporary cash investments until needed for general corporate purposes.

On August 19, 1991, the Company issued $25,000,000 principal amount of first mortgage bonds due August 2031. This series of bonds was issued on a private placement basis and the net proceeds were used for payment of $21,950,000 of short-term borrowings with the remainder used for construction and general corporate purposes.

On March 25, 1992, the Company issued $100,000,000 principal amount of first mortgage bonds, $50,000,000 due in 2004, and $50,000,000 due in 2027. The net proceeds were used to pay down $36,000,000 of outstanding commercial paper notes, the early redemption of $50,000,000 of existing first mortgage bonds due 2004, and for the Company's ongoing construction program.

On April 28, 1993 the Company issued $160,000,000 principal amount of secured medium term notes, $80,000,000 due in 2003 and $80,000,000 due in 2023. In May, the net proceeds were used to retire early four series of first mortgage bonds totaling $155,000,000 plus premiums and accrued interest. On September 1, 1993 the Company issued $30,000,000 principal amount of secured medium term notes due in 1998. In October 1993, the net proceeds were used to retire early, first mortgage bonds of $30,000,000 plus premiums and accrued interest.

Environmental Issues

          Pacific Hide & Fur

During 1989, a Partial Consent Decree was filed with the United States District Court for the District of Idaho wherein the Company agreed to clean up the PCBs at a superfund site (Pacific Hide & Fur Depot) and further agreed to pay for three years of operation and maintenance of the site after the Certification of Completion is issued by the Environmental Protection Agency
(EPA). Remediation activities were completed in 1992 by moving the PCB contaminated soil to an EPA approved off-site disposal facility.

The EPA is conducting an investigation regarding parties responsible for lead contamination at the site. Information indicates that the Company may have contributed a very small amount of lead to the site. However, the EPA has presently indicated the Company's involvement in the lead contamination at the site is insignificant and that the Company may not be required to participate in the lead clean-up.

At present, the Company has expensed approximately $6.9 million to cover the estimated total cost of implementing remediation of the PCBs and lead contaminated soil and scrap at the site.

          Mountaineer

In May 1993, the Company was notified that Bridger Coal Company
(BCC), a joint venture, which is one-third owned by Idaho Energy Resources Co (IERCO), a wholly-owned subsidiary of the Company, was a potential contributor to a superfund site involving waste motor oil delivered to a refinery (Mountaineer Refinery) in Wyoming. In November 1993, BCC agreed to be included on the potentially responsible party list for this site. The current estimated cost for clean up is from $2.6 million to $5.0 million. BCC's portion of the clean up, based on the amount of oil delivered to the site, is estimated to be approximately 9 percent, or $234,000 to $450,000. IERCO would be liable for one-third of the BCC portion, or approximately $78,000 to $150,000. This liability has not been recorded in the Company's consolidated financials because it does not have a material effect on the results of operations.

          PCB Program

The Company has a program to make the 200-plus substations on its system non-PCB. The costs for this disposal program were $0.9 million, $0.3 million and $0.1 million for 1991, 1992, and 1993 respectively. While the Company's use of equipment containing PCBs falls well within the federal safety standards, the Company has voluntarily decided to virtually eliminate these compounds from the substation sites. This program will save costs associated with the long-term monitoring and testing of substation equipment and grounds for PCB contamination as well as being good for the environment today.

          Salmon Recovery Plans

The Company continues to be actively involved with the long-term survival of anadromous fish runs on the Columbia and Lower Snake Rivers. The Company fully supports and actively participates in the regional effort to develop a comprehensive and scientifically credible recovery program for the salmon.

The Snake River Salmon Recovery Team submitted its Draft Recovery Plan to the National Marine Fisheries Service (NMFS) detailing its draft recommendations for restoring the listed Snake River salmon runs. The Company has concluded a review of the 500-page report and believes it sets forth a course of action that, if fully implemented, could lead to a successful recovery. The Draft Plan details comments regarding some institutional changes and responsibility for management of the recovery efforts. It suggests reductions in the ocean and in-river harvest rates, calls for significant improvements in transportation and collection systems, supports flow augmentation and habitat improvements, calls for a test drawdown of the Lower Granite Reservoir on the Snake River and suggests habitat, hatchery and predation improvements. The Company will continue to closely monitor the finalization of the Recovery Plan which is expected to be released in 1994.

It is possible the final recovery plan could have a material impact on the Company, as well as every other person, community and industry in the Northwest that depend on the Snake and Columbia Rivers. The Company is hopeful that the anadromous fish runs can be restored to the level that society demands without undue hardship placed upon the Company and those who benefit from its service.

          Nez Perce Tribe

On December 6, 1991, the Nez Perce Tribe filed a civil action against the Company in the United States District Court for the District of Idaho. The Tribe alleges that the Company's construction, operation and maintenance of the Hells Canyon Project, consisting of the Brownlee, Oxbow and Hells Canyon Dams, prevented anadromous fish from reaching their traditional spawning areas, and destroyed certain runs of those fish. This allegedly deprived the Nez Perce Tribe of its treaty right to take fish from the Snake and Columbia Rivers. The Nez Perce Tribe is seeking compensatory and punitive damages, each in an amount to be proven at trial. The Company maintains the suit is without merit and has asked the federal court to enter a summary judgment dismissing the action. The Company believes responsibility for the concerns the Nez Perce Tribe has identified lies with the United States. The Company's Hells Canyon Project was licensed by the federal government and built in accordance with federally approved plans. Since its inception, the Project has been operated subject to federal regulation. The Company has complied with all governmental requirements for mitigation of any impacts the Project may have had on the fisheries. On January 19, 1993, a hearing was held in Federal Court on the Company's motion for summary judgment and the Court took the matter under advisement. On July 30, 1993, the magistrate issued a Report and Recommendation to the District Judge wherein it is recommended that the Company's motion for summary judgment be granted. Following briefing by the parties the District Judge by order dated November 30, 1993, referred to the magistrate for additional findings the tribes claim for compensation based on exclusion from its usual and accustomed fishing places resulting from the construction of the Hells Canyon Project. This issue has been fully briefed by the parties and oral argument was held on February 11, 1994.

          Snake River Mollusk

In mid-December 1992, five Snake River mollusks were listed as endangered and threatened species. This possibility has been a part of all the Company's discussions regarding relicensing and new hydro development since that time. The listing could influence the way the Company operates its existing mid-Snake River hydro facilities.

The listing specifically mentions the impact fluctuating water levels related to hydro operations may have on the snails' habitat. While most of the facilities on that stretch of the river are baseload facilities, some do provide load-following capability. There is uncertainty on exactly what impact, if any, water fluctuations caused by the facilities have on the snails. The Company intends to testify to the U. S. Fish and Wildlife Service, the listing agency, that there is little data in this area and that it proposes to study these operations. While there is potential the listing could impact the way the Company operates these facilities, the Company believes such changes will be minor and not present any undue hardship.

          Clean Air

The Company has analyzed the Clean Air Act legislation and its effects upon the Company and its ratepayers. The Company's coal-fired plants in Nevada and Oregon already meet the federal emission rate standards and the Company's coal-fired plant in Wyoming meets that state's even more stringent regulations. The Company anticipates no material adverse effect upon its operations.

          Electric and Magnetic Fields

While scientific research has yet to establish any conclusive link between electric and magnetic fields and human disease, the possibility of a connection has caused public concern both nationally and internationally. Electric and magnetic fields are found wherever there is electric current, whether it be in a high-voltage transmission line or the simplest of household electrical appliances. Concern over possible health effects already has prompted regulatory efforts to limit human exposure to electric and magnetic fields in several areas of the nation. Depending on what researchers ultimately discover and what regulations may be deemed necessary, it is an issue that could impact a number of industries, including electric utilities. At this time it is difficult to estimate what impact, if any, the issue could have on the Company and its operations.

Competition

The electric utility industry in general has become, and is expected to be, increasingly competitive due to a variety of regulatory, economic and technological developments. The Energy Policy Act of 1992 was designed, among other things, to foster competition in the wholesale market (a) through amendments to the Holding Company Act, facilitating the ownership and operation of generating facilities by "exempt wholesale generators" (which may include independent power producers as well as affiliates of electric utilities) and (b) through amendments to the Power Act, authorizing the FERC under certain conditions to order utilities which own transmission facilities to provide wholesale transmission services to or for other utilities and other entities generating electric energy for sale or resale.

With the passage of the Energy Policy Act and the advent of a more competitive electric utility environment, the Company has intensified its ongoing strategic planning process. The Company's goal is to anticipate and fully integrate into its operations any legislative, regulatory, environmental, competitive and technological changes. The Company is well positioned to succeed in a more competitive environment with its low cost of energy production and is taking action to preserve its competitive advantage. A major action area identified is the Company's resource acquisition policies.

In September the Company submitted a detailed position paper to its state regulators and other interested parties outlining proposed resource acquisition policy changes. With the potential deregulation of the electric utility industry and a more competitive power supply market place, the Company believes that current resource acquisition policies must be changed to avoid burdening the Company and customers with unnecessary future power supply costs. The Company wants to establish that future supply additions are both needed at the time of development and are the least-cost market alternative. Accordingly, in December 1993, the Company filed with the IPUC for permission to approve new lower prices for CSPP purchases. The Company believes existing rates are no longer appropriate and that prices paid to CSPP developers should be based upon need for the power and current market conditions.

At the same time, in its position paper the Company proposes to abandon planned development or expansion of several of its own hydroelectric projects ahead of need. Expansion of existing projects will only proceed if the price of the incremental capacity is competitive within the regional marketplace or unless required to do so under federal licensing rules. Accordingly, the Company will forego relicense upgrades to its Shoshone Falls and Upper Salmon hydro plants (unless necessitated by relicensing requirements) and anticipates requesting permission from regulators to abandon the proposed A. J. Wiley Project on the Snake River. The remaining costs associated with the A.J. Wiley Project to be written off will be immaterial.

Relicensing

As a result of various federal legislative actions and proposals (such as the Electric Consumers Protection Act of 1986, Energy Policy Act of 1992, Clean Water Act Reauthorization and Endangered Species Act Reauthorization) a major issue facing the Company is the relicensing of its hydro facilities. Because the federal licenses for the majority of the Company's hydroelectric projects expire during the next 10 to 15 years, the Company has established an internal task force to vigorously pursue the relicensing process. The relicensing of these projects is not automatic under federal law. The Company must demonstrate comprehensive usage of the facilities, that it has been a conscientious steward of the natural resource entrusted to it and that there is a strong public interest in the Company continuing to hold the federal licenses. The Company can not anticipate what type of environmental or operational requirements may be placed on the projects in the relicensing process, nor can it estimate what the eventual cost will be for relicensing. However, the Company anticipates that its efforts in this matter for all of the hydro facilities will prove to be successful.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES



                                                             PAGE

Management's Responsibility for Financial Statements          57

Consolidated Financial Statements:

 Consolidated Balance Sheets as of December 31, 1993,
  1992 and 1991                                             58-59

 Consolidated Statements of Income for the Years
  Ended December 31, 1993, 1992 and 1991                      60

 Consolidated Statements of Retained Earnings for
  the Years Ended December 31, 1993, 1992 and 1991            61

 Consolidated Statements of Capitalization as of
  December 31, 1993, 1992 and 1991                            62

 Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1993, 1992 and 1991                      63

 Notes to Consolidated Financial Statements                 64-79

Independent Auditors' Report                                  80

Supplemental Financial Information (Unaudited)                81

Supplemental Schedules for the Years Ended December 31,
 1993, 1992 and 1991:

 Schedule V-     Property, Plant and Equipment              89-91

 Schedule VI-    Accumulated Depreciation and
                 Amortization of Property, Plant and
                  Equipment                                 92-94

 Schedule VIII-  Valuation and Qualifying Accounts            95

 Schedule X-     Supplementary Income Statement Information   96





MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS


The management of Idaho Power Company is responsible for the preparation and presentation of the information and representations contained in the accompanying financial statements. The financial statements have been prepared in conformance with generally accepted accounting principles for a rate regulated enterprise. Where estimates are required to be made in preparing the financial statements, management has applied its best judgment as to the adequacy of the estimates based upon all available information.

The Company maintains a system of internal accounting controls and related policies and procedures designed to provide reasonable assurance that all assets are protected against loss or unauthorized use and that transactions are executed in accordance with management's authorization and properly recorded to permit preparation of reliable financial statements. The systems are supported by a staff of corporate accountants and internal auditors who, among other duties, evaluate and monitor the systems of internal accounting control in coordination with the independent auditors. The staff of internal auditors conduct special and operational audits in support of these accounting controls throughout the year.

The Board of Directors, through its Audit Committee comprised entirely of outside directors, meets periodically with management, internal auditors and the Company's independent auditors to discuss auditing, internal control and financial reporting matters. To ensure their independence, both the internal auditors and independent auditors have full and free access to the Audit Committee.

The financial statements have been audited by Deloitte & Touche, the Company's independent auditors, who were responsible for conducting their audit in accordance with generally accepted auditing standards.


By:__/s/__Joseph W. Marshall__     By:__/s/__J. LaMont Keen__
Joseph W. Marshall                 J. LaMont Keen
Chairman and                       Vice President and Chief
Chief Executive Officer            Financial Officer


                 By:__/s/__Harold J. Hochhalter__
                       Harold J. Hochhalter
             Controller and Chief Accounting Officer


        IDAHO POWER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
                                                   December 31,
                                          1993         1992       1991
                                               (Thousands of Dollars)
ELECTRIC PLANT (Notes 1 and 6):
 In service (at original cost)       $2,249,723   $2,198,747   $2,094,611
 Less accumulated provision for
  depreciation                          728,979      683,332      639,238

  In service - Net                    1,520,744    1,515,415    1,455,373
 Construction work in progress           92,682       66,997       70,841
 Held for future use                      2,958        3,083        3,060

   Electric plant - Net               1,616,384    1,585,495    1,529,274

INVESTMENTS AND OTHER PROPERTY           20,772       11,411        9,801

CURRENT ASSETS:
 Cash and cash equivalents                8,228        4,966        7,229
 Receivables:
  Customer                               29,741       28,687       27,280
  Allowance for uncollectible
   accounts                              (1,377)      (1,421)      (1,300)
  Notes                                   5,616        1,669          744
  Employee notes receivable               5,909        5,970        4,283
  Other                                   1,858        1,695        2,114
 Accrued unbilled revenues (Note 1)      25,583       27,210       23,737
 Materials and supplies (at average
  cost)                                  23,372       25,762       26,423
 Fuel stock (at average cost)            11,553       14,282       15,708
 Prepayments (Note 9)                    20,975       22,171       15,678
 Regulatory assets associated with
  income taxes                            4,914            -            -

   Total current assets                 136,372      130,991      121,896

DEFERRED DEBITS:
 American Falls and Milner water
  rights                                 32,755       32,890       21,315
 Company-owned life insurance
  (Note 9)                               45,294       40,228       32,892
 Regulatory assets associated with
  income taxes                          171,569            -            -
 Regulatory assets - other               35,036            -            -
 Other                                   39,235       61,292       58,496

   Total deferred debits                323,889      134,410      112,703

   TOTAL                             $2,097,417   $1,862,307   $1,773,674

The accompanying notes are an integral part of these statements.

IDAHO POWER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
                                              December 31,
                                       1993         1992           1991
                                          (Thousands of Dollars)
CAPITALIZATION (See Page 62):
 Common stock equity (Note 3):
  Common stock  -  $2.50 par value
   (shares authorized 50,000,000;
   shares outstanding 1993 -
   37,085,055; 1992 - 36,186,527;
   1991 - 33,977,000)                 $92,713      $90,466      $84,942
  Premium on capital stock            350,882      326,338      275,505
  Capital stock expense                (4,128)      (3,806)      (3,623)
  Retained earnings                   222,900      212,404      222,973

   Total common stock equity          662,367      625,402      579,797
 Preferred stock (Note 4)             132,751      107,874      108,191
 Long-term debt (Note 6)              693,780      701,948      629,981

   Total capitalization             1,488,898    1,435,224    1,317,969

CURRENT LIABILITIES:
 Long-term debt due within one
  year                                    466          464          350
 Notes payable (Note 7)                 4,000        6,000       48,500
 Accounts payable                      31,912       34,821       33,874
 Taxes accrued                         15,452       16,182       14,600
 Interest accrued                      14,920       18,287       17,285
 Other                                 13,731       12,125       14,459

   Total current liabilities           80,481       87,879      129,068

DEFERRED CREDITS:
 Accumulated deferred investment
  tax credits (Notes 1 and 2)          72,013       73,651       75,300
 Accumulated deferred income
  taxes (Notes 1 and 2)               358,280      210,435      202,340
 Regulatory liabilities associated
  with income taxes                    34,968            -            -
 Regulatory liabilities - other         4,235            -            -
 Other (Note 9)                        58,542       55,118       48,997

   Total deferred credits             528,038      339,204      326,637

COMMITMENTS AND CONTINGENT
 LIABILITIES (Note 8)


   TOTAL                           $2,097,417   $1,862,307   $1,773,674

The accompanying notes are an integral part of these statements.

IDAHO POWER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
                                           Year Ended December 31,
                                        1993         1992         1991
                                          (Thousands of Dollars)
REVENUES (Note 1)                    $540,402     $498,092     $483,193
EXPENSES:
 Operation:
  Purchased power (Note 1)             45,361       58,496       51,210
  Fuel expense (Note 10)               87,855       96,710       75,161
  Other                               121,252      101,659      107,223
 Maintenance                           43,136       35,888       44,370
 Depreciation (Note 1)                 58,724       59,823       57,597
 Taxes other than income taxes         22,129       20,562       21,168
   Total expenses                     378,457      373,138      356,729

INCOME FROM OPERATIONS                161,945      124,954      126,464

OTHER INCOME:
 Allowance for equity funds used
  during construction (Note 1)          3,060        2,400        1,945
 Other - Net (Note 9)                   9,924        8,733        7,508
   Total other income                  12,984       11,133        9,453

INTEREST CHARGES:
 Interest on long-term debt            53,706       53,408       54,370
 Other interest (Notes 1 and 7)         2,750        2,050        4,606
   Total interest charges              56,456       55,458       58,976
 Allowance for borrowed funds
  used during construction
  (Note 1)                             (2,465)      (2,523)      (2,075)
   Net interest charges                53,991       52,935       56,901

INCOME BEFORE INCOME TAXES            120,938       83,152       79,016

INCOME TAXES (Notes 1 and 2)           36,474       23,162       21,144

NET INCOME                             84,464       59,990       57,872
 Dividends on preferred stock
  (Note 4)                              6,009        5,516        4,904

EARNINGS ON COMMON STOCK             $ 78,455     $ 54,474     $ 52,968

AVERAGE COMMON SHARES OUTSTANDING
 (000)                                 36,675       35,116       33,977

EARNINGS PER SHARE OF COMMON
 STOCK (Note 3)                         $2.14        $1.55        $1.56

The accompanying notes are an integral part of these statements.

IDAHO POWER COMPANY
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


                                       Year Ended December 31,
                                      1993       1992       1991
                                       (Thousands of Dollars)
RETAINED EARNINGS
 Beginning of year                   $212,404   $222,973   $233,241

NET INCOME                             84,464     59,990     57,872

   Total                              296,868    282,963    291,113

DIVIDENDS:
 Preferred stock (Note 4)               6,009      5,516      4,904
 Common stock (per share:  1993 -
  1991 - $1.86) (Note 3)               67,959     65,043     63,197

   Total dividends                     73,968     70,559     68,101

PREFERRED STOCK REDEMPTION                  -          -         39

RETAINED EARNINGS
 End of year                         $222,900   $212,404   $222,973

The accompanying notes are an integral part of these statements.

IDAHO POWER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                             December 31,
                              1993        %    1992        %    1991        %
                                     (Thousands of Dollars)
COMMON STOCK EQUITY
  (Note 3):
 Common stock                 $92,713          $90,466          $84,942
 Premium on capital stock     350,882          326,338          275,505
 Capital stock expense         (4,128)          (3,806)          (3,623)
 Retained earnings            222,900          212,404          222,973
     Total common stock
       equity                 662,367    44    625,402    44    579,797    44
PREFERRED STOCK (Note 4):
 4% preferred stock            17,751           17,874           18,191
 7.68% Series, serial
  preferred stock              15,000           15,000           15,000
 8.375% Series, serial
  preferred stock              25,000           25,000           25,000
 Auction rate preferred
  stock                        50,000           50,000           50,000
 7.07% Series, serial
  preferred stock              25,000                -                -
     Total preferred stock    132,751     9    107,874     7    108,191     8
LONG-TERM DEBT (Note 6):
 First mortgage bonds:
  5 1/4% Series due 1996       20,000           20,000           20,000
  6 1/8% Series due 1996            -           30,000           30,000
  5.33 % Series due 1998       30,000                -                -
  8.65 % Series due 2000       80,000           80,000           80,000
  7 3/4% Series due 2002            -           30,000           30,000
  6.40 % Series due 2003       80,000                -                -
  8 3/8% Series due 2004            -           35,000           35,000
  8    % Series due 2004       50,000           50,000                -
  10   % Series due 2004            -                -           50,000
  8 1/2% Series due 2006            -           30,000           30,000
  9    % Series due 2008            -           60,000           60,000
  9.50 % Series due 2021       75,000           75,000           75,000
  7.50 % Series due 2023       80,000                -                -
  8 3/4% Series due 2027       50,000           50,000                -
  9.52 % Series due 2031       25,000           25,000           25,000
     Total first mortgage
       bonds                  490,000          485,000          435,000

 *Less amount due within
  one year                          -                -                -

     Net first mortgage
       bonds                  490,000          485,000          435,000
 Pollution control revenue
  bonds:
  5.90 % Series due 2003       25,050*          25,450*          25,800*
  6.0  % Series due 2007       24,000           24,000           24,000
  7 1/4% Series due 2008        4,360            4,360            4,360
  7 5/8% Series 1983-1984
    due 2013-2014              68,100           68,100           68,100
  8.30 % Series 1984
    due 2014                   49,800           49,800           49,800
     Total pollution
     control revenue bonds    171,310          171,710          172,060

 *Less amount due within
  one year                       (400)            (400)            (350)
     Net pollution control
      Revenue bonds           170,910          171,310          171,710
 Project financing -
   Ida-West                         -           11,243            1,694
 REA notes                      1,834            1,899                -

 Less amount due within
  one year                        (66)             (64)               -
     Net REA notes              1,768            1,835                -
 American Falls bond
   guarantee                   21,055           21,190           21,315
 Milner Dam note guarantee     11,700           11,700                -
 Unamortized premium/
  discount-Net (Note 1)        (1,653)            (330)             262

     Total long-term debt     693,780    47    701,948    49    629,981    48
TOTAL CAPITALIZATION       $1,488,898   100 $1,435,224   100 $1,317,969   100

The accompanying notes are an integral part of these statements.

IDAHO POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year Ended December 31,
                                                1993        1992         1991
                                                   (Thousands of Dollars)
OPERATING ACTIVITIES:
 Cash received from operations:
    Retail revenues                        $ 434,625    $ 432,594   $ 414,811
    Wholesale revenues                        84,726       42,541      52,521
    Other revenues                            23,411       25,531      21,652
  Fuel paid                                  (83,885)     (96,839)    (71,706)
  Purchased power paid                       (50,246)     (55,976)    (57,930)
  Other operation & maintenance paid        (162,014)    (145,518)   (148,443)
  Interest paid (include long
    and short-term debt only)                (56,348)     (52,310)    (51,901)
  Income taxes paid                          (32,512)     (14,859)    (22,802)
  Taxes other than income taxes paid         (22,165)     (21,399)    (21,883)
  Other operating cash receipts and
    payments - Net                             8,213       (5,917)       (603)
      Net cash provided by operating
        activities                           143,805      107,848     113,716

FINANCING ACTIVITIES:
 First mortgage bonds issued                 188,136       98,870      98,969
 PC bond fund requisitions/other long-         5,594        9,583       1,694
term debt
 Common stock issued                          26,781       56,223           -
 Preferred stock issued                       24,781            -      74,031
 Short-term borrowings                        (2,140)     (42,500)        220
 Long-term debt retirement                  (191,878)     (52,346)    (60,049)
 Preferred stock retirement                      (65)        (270)    (25,351)
 Dividends on preferred stock                 (5,914)      (5,620)     (4,599)
 Dividends on common stock                   (67,959)     (65,043)    (63,197)
        Net cash - financing activities      (22,664)      (1,103)     21,718

INVESTING ACTIVITIES:
 Additions to utility plant                 (122,949)    (118,048)   (133,735)
 Conservation                                 (6,687)      (5,287)     (3,852)
 Other                                        11,757       14,327        (663)
        Net cash - investing activities     (117,879)    (109,008)   (138,250)
Change in cash and cash equivalents            3,262       (2,263)     (2,816)
Cash and cash equivalents beginning
 of period                                     4,966        7,229      10,045
        Cash and cash equivalents end of
         period                            $   8,228    $   4,966   $   7,229

RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
 Net income                                $  84,464    $  59,990   $  57,872

 Adjustments to reconcile net income to
  net cash:
  CSPP-Net amortization/(deferral)              (518)      (3,587)     (4,225)
  Depreciation                                58,724       59,823      57,597
  Deferred income taxes                        6,690        8,179       5,762
  Investment tax credit - Net                 (1,583)      (1,439)     (3,177)
  Allowance for funds used during
    construction                              (5,525)      (4,923)     (4,020)
  Postretirement benefits funding
    (excl pensions)                           (7,481)     (11,369)     (8,574)
  Changes in operating assets and
    liabilities:
    Accounts receivable                        2,360        2,574       5,791
    Fuel inventory                             3,970         (129)      3,455
    Accounts payable                          (4,367)       6,107      (2,494)
    Taxes payable                             (1,141)         779      (4,927)
    Interest payable                          (1,010)       2,841       4,227
  Other - Net                                  9,222      (10,998)      6,429
        Net cash provided by operating
          activities                       $ 143,805    $ 107,848   $ 113,716

The accompanying notes are an integral part of these statements.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION _ The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Idaho Energy Resources Co (IERCO), Idaho Utility Products Company (IUPCO), IDACORP, INC. and Ida-West Energy Company (Ida-West). All significant intercompany transactions and balances have been eliminated in consolidation.

SYSTEM OF ACCOUNTS _ The Company is an electric utility and its accounting records conform to the Uniform System of Accounts prescribed by the Federal Energy Regulatory
Commission and adopted by the public utility commissions of Idaho, Oregon, Nevada and Wyoming.

ELECTRIC PLANT _ The cost of additions to electric plant in service represents the original cost of contracted services, direct labor and material, allowance for funds used during construction and indirect charges for engineering, supervision and similar overhead items. Maintenance and repairs of property and replacements and renewals of items determined to be less than units of property are charged to operations. For property replaced or renewed the original cost plus removal cost less salvage is charged to accumulated provision for depreciation while the cost of related replacements and renewals is added to electric plant.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFDC) _ The allowance, a non-cash item, represents the composite interest costs of debt, shown as a reduction to interest charges, and a return on equity funds, shown as an addition to other income, used to finance construction. While cash is not realized currently from such allowance, it is realized under the ratemaking process over the service life of the related property through increased revenues resulting from higher rate base and higher depreciation expense. Based on the uniform formula adopted by the Federal Energy Regulatory Commission (FERC), the Company's weighted average monthly AFDC rates for 1993, 1992 and 1991 were 9.6%, 8.7% and 9.4%, respectively.

REVENUES _ In order to match revenues with associated expenses, the Company accrues unbilled revenues for electric services delivered to customers but not yet billed at month-end.

RATE RELIEF _ On May 4, 1992, the Idaho Public Utilities Commission (IPUC) issued an order which authorized the Company to put in place for a twelve-month period temporary rate relief of 3.9 percent or $15.0 million effective May 6, 1992. The Company also filed and received an accounting order from the Oregon Public Utility Commission (OPUC) for permission to begin deferring with interest 33.5 percent of Oregon's share of increased power production costs starting on March 23, 1992 and continuing through December 31, 1992. The Company filed a request and received approval from the OPUC for a 24 month amortization period of an annual rate increase of $526,360 or 2.57 percent effective July 1, 1993. The Company also submitted a rate increase request to the FERC for approval to increase rates to its wholesale customers. The FERC granted a $547,900 rate increase for a twelve-month period effective November 10, 1992. All of these rate actions were requested due to drought related effects during 1991 and 1992, which reduced water flows and increased net power supply costs.

On October 9, 1992, the Company filed an application with the IPUC which would allow the Company to suspend the deferral of certain revenue items to partially offset the increase in 1992 power supply costs. On January 8, 1993, the IPUC authorized the Company to suspend five and one-half months (January 1, 1993 through June 15, 1993) of the revenue deferral associated with the Afton cogeneration facility for a total of $1,225,707. This allowed the Company to defer additional 1992 reserve capacity costs of $1,225,707 against this suspension of revenue deferrals in 1993.

On March 29, 1993, the IPUC approved a power cost adjustment
(PCA) mechanism for the Company, pursuant to the Company's application requesting authority to implement a PCA. Under the PCA, customer's rates will be adjusted annually to reflect the Company's forecasted net power supply costs. Deviations from predicted costs are deferred with interest and then adjusted (trued-up) in the subsequent year. A transition period was established providing for inclusion of 60% of power cost deviations from normalized rates in the PCA until conclusion of the Company's next general rate case when the allowed percentage will increase to 90%.

On May 16, 1993, the Company implemented its first PCA after the IPUC approved a $5.0 million revenue increase to base rates for the period May 16, 1993 through May 15, 1994. At the same time the one-year temporary rate relief granted in May 1992 ceased and the combined effect was a decrease of $10.0 million in rates.

DEPRECIATION _ Effective April 1, 1993, the Company revised its depreciation methodology on certain generation plants from the five percent present worth method to the straight-line method. This change and the extention of the service lives of certain plants resulted in a minimal change in depreciation expense. All electric plant is now depreciated using the straight-line method. Annual depreciation provisions as a percent of average depreciable electric plant in service approximated 2.92% in 1993, 2.91% in 1992 and 2.93% in 1991 and are considered adequate to amortize the original cost over the estimated service lives of the properties.

INCOME TAXES _ Consistent with orders and directives of the IPUC, the regulatory authority having principal jurisdiction, deferred income taxes (commonly referred to as normalized accounting) are provided for the difference between income tax depreciation and straight-line depreciation on coal-fired generation facilities and properties acquired after 1980. On other facilities, deferred income taxes are provided for the difference between accelerated income tax depreciation and straight-line depreciation using tax guideline lives on assets acquired prior to 1981. Deferred income taxes are not provided for those income tax timing differences where the prescribed regulatory accounting methods do not provide for current recovery in rates. The Company adopted SFAS No. 109 "Accounting for Income Taxes" on January 1, 1993 which had no material effect on the earnings of the Company (see Note 2).

The state of Idaho allows a three percent investment tax credit upon certain plant additions. Investment tax credits are deferred and amortized to income over the estimated service lives of the related properties.

PURCHASED POWER _ The Company has contracts to purchase the energy from five PURPA Qualified Facilities which are 50 percent owned by Ida-West (a wholly-owned subsidiary of the Company). Power purchased from these facilities amounted to $5,975,093 in 1993.

CASH AND CASH EQUIVALENTS _ For purposes of reporting cash flows, cash and cash equivalents include cash on hand and highly liquid temporary investments with original maturity dates of three months or less. The Company has changed the Statements of Cash Flows from the indirect method to the direct method. Previous year's presentations have been restated to conform with the new method.

OTHER ACCOUNTING POLICIES _ Debt discount, expense and premium are being amortized over the terms of the respective debt issues.

RECLASSIFICATIONS _ Certain items previously reported for years prior to 1993 have been reclassified to conform with the current year's presentation. Net income was not affected by these reclassifications.


2.  INCOME TAXES:

A reconciliation between the statutory federal income tax rate and the effective rate for the years 1993, 1992 and 1991 is as follows:

                             1993             1992                     1991
                            Amount    Rates  Amount   Rates   Amount    Rates
                                                 (Thousands of Dollars)
 Computed income taxes
  based on statutory
  federal income
  tax rate                  $42,328   35.0%   $28,272    34.0%  $26,898    34.0%
 Change in taxes resulting
  from:
  AFUDC                      (1,798)  (1.5)    (1,508)   (1.8)   (1,349)   (1.7)
  Investment tax credit
   restored                  (2,898)  (2.4)    (3,446)   (4.1)   (3,936)   (5.0)
  Repair allowance           (2,975)  (2.5)    (2,278)   (2.7)   (2,278)   (2.9)
  Elimination of amounts
   provided in prior
   years                     (4,686)  (3.9)    (1,601)   (1.9)        -       -
  Current state income
   taxes                      2,693    2.2        973     1.2     1,507     1.9
  Depreciation                4,116    3.4      1,738     2.1       658     0.8
  Other                        (306)  (0.1)     1,012     1.1      (356)   (0.3)
 Total provision for
  federal and state
  income taxes              $36,474   30.2%   $23,162    27.9%  $21,144    26.8%

The provision for income taxes consists of the following:

 Income taxes currently
  payable:
  Federal                   $27,199           $16,366           $16,394
  State                       4,168                56             2,165
   Total                     31,367            16,422            18,559
 Income taxes deferred -
Net of
  Amortization:
  Federal                     6,621             7,688             6,302
  State                          69               491              (540)
   Total                      6,690             8,179             5,762
 Investment and other tax
  credits:
  Deferred                    1,315             2,007               759
  Restored                   (2,898)           (3,446)           (3,936)
   Total                     (1,583)           (1,439)           (3,177)
 Total provision for
  income taxes              $36,474           $23,162           $21,144

The provision for deferred income taxes consists of the following:

 Deferred:
  Excess of tax over book
  depreciation normalized   $14,044           $12,474           $10,582
  Other                       6,384             6,743             2,986
   Total                     20,428            19,217            13,568
  Restored                  (13,738)          (11,038)           (7,806)
   Total                    $ 6,690           $ 8,179           $ 5,762

During 1993, the Company settled federal tax liabilities on the 1987 through 1990 tax years except for immaterial amounts that relate to a partnership. Federal income tax returns for years 1991 and 1992 are under examination by the Internal Revenue Service and the Company believes that a final settlement of its federal income tax liabilities for these years will not have a material effect on its results of operation or financial position.

The Company adopted SFAS No. 109 "Accounting for Income Taxes" on January 1, 1993 which had no material effect on the earnings of the Company. SFAS 109, among other things, (i) requires the liability method be used in computing deferred taxes on all temporary differences between book and tax basis of assets and liabilities; (ii) requires that deferred tax liabilities and assets be adjusted for an enacted change in tax laws or rates; and (iii) prohibits net-of-tax accounting and reporting. Regulated enterprises are required to recognize such adjustments as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers in future rates. As of December 31, 1993, the Company has recorded regulatory assets of $176.5 million and regulatory liabilities in the amount of $35.0 million which were offset by an equal amount of accumulated deferred income tax provision. The regulatory asset is primarily based upon differences between the book and tax basis of the electric plant in service and the accumulated reserve for depreciation.

In August 1993, Congress passed the Revenue Reconciliation Act of 1993 which retroactively to January 1, 1993 increased the Federal tax rate from 34% to 35%. The Company requested and received from the IPUC permission to recover the higher taxes by realizing a portion of the gain on the sale of the Wood River Turbine as income in 1993.

3.  COMMON STOCK:

Changes in shares of the common stock of the Company for 1993, 1992 and 1991 were as follows:

                                          Common Stock
                                                               Premium
                                                   $2.50          on
                                      Shares        Par        Capital
                                                   Value        Stock
                                                  (Thousands of Dollars)

Balance at December 31, 1990         33,977,000     $84,942     $275,802
 Gain on reacquired 4% preferred
  stock (Note 4)                              -           -          283
 Preferred stock redemption
  (Note 4)                                    -           -         (580)

Balance at December 31, 1991         33,977,000      84,942      275,505
 Gain on reacquired 4% preferred
  stock (Note 4)                              -           -          152
 Stock purchase plans                   959,527       2,399       23,101
 Public offering (July 1992)          1,250,000       3,125       27,580
Balance at December 31, 1992         36,186,527      90,466      326,338
 Gain on reacquired 4% preferred
  stock (Note 4)                              -           -           50
 Stock purchase plans                   898,528       2,247       24,494

Balance at December 31, 1993         37,085,055     $92,713     $350,882

During the first quarter of 1992 the Company reinstated issuing original issue shares of common stock for its Dividend Reinvestment and Stock Purchase Plan, the Employee Savings Plan and the Employee Stock Ownership Plan. During 1993 and 1992, common shares totaling 898,528 and 959,527, respectively, have been issued to these plans.

On July 8, 1992, the Company issued 1,250,000 shares of its common stock. The net proceeds of $30,706,250 were received and used for the payment of $4.0 million of short-term debt with the remainder used for the Company's ongoing construction program.

As of December 31, 1993, the Company had 2,151,078 of its authorized but unissued shares of common stock reserved for future issuance under its Dividend Reinvestment and Stock
Purchase Plan, Employee Savings Plan and Employee Stock Ownership
Plan.

On January 11, 1990, the Board of Directors adopted a Shareowner Rights Plan (Plan). Under the Plan, the Company declared a distribution of one Preferred Stock Right (Right) for each of the Company's outstanding Common shares held on January 29, 1990 or issued thereafter. The Rights are currently not exercisable and will be exercisable only if a person or group (Acquiring Person) either acquires ownership of 20 percent or more of the Company's Voting Stock or commences a tender offer that would result in ownership of 20 percent or more. The Company may redeem the Rights at a price of $0.01 per Right anytime prior to acquisition by an Acquiring Person of a 20 percent position.

Following the acquisition of a 20 percent position, each Right will entitle its holder, subject to regulatory approval, to purchase for $85 that number of shares of Common Stock or Preferred Stock having a market value of $170.

If after the Rights become exercisable, the Company is acquired in a merger or other business combination, 50 percent or more of its consolidated assets or earnings power are sold or the Acquiring Person engages in certain acts of self-dealing, each Right entitles the holder to purchase for $85, shares of the acquiring company's Common Stock having a market value of $170. Any Rights that are or were held by an Acquiring Person become void if either of these events occurs. The Rights expire on January 11, 2000.


4.  PREFERRED STOCK:

The number of shares of preferred stock outstanding at December
31, 1993, 1992 and 1991 was as follows:

                            Shares Outstanding at
                                       December 31,   Call Price
                             1993     1992     1991   Per Share

Preferred stock:
 Cumulative, $100 par
  value:

  4% preferred stock
   (authorized
   215,000 shares)          177,506  178,735  181,913   $104.00

  Serial preferred stock,
   7.68% Series
   (authorized
   150,000 shares)          150,000  150,000  150,000   $102.97

 Serial preferred stock,
  cumulative, without
  par value; total of
  3,000,000
  shares authorized:

  8.375% Series, $100
   stated value,
   (authorized 250,000
   shares)(a)               250,000  250,000  250,000  $105.58 to
                                                        $100.37

  7.07% Series, $100
   stated value,
   (authorized 250,000
   shares)(b)               250,000     -        -      $103.535
                                                           to
                                                        $100.354

  Auction rate preferred
   stock, $100,000
   stated value,
   (authorized 500
   shares)(c)                   500      500      500  $100,000.00

   Total                    828,006  579,235  582,413
[FN]
(a) The preferred stock is not redeemable prior to October 1, 1996.
(b)  The preferred stock is not redeemable prior to July 1, 2003.
(c) Dividend rate at December 31, 1993 was 3.04% and ranged between 2.62% and 3.21% during the year.

During 1993, 1992 and 1991 the Company reacquired and retired 1,229; 3,178 and 5,697 shares of 4% preferred stock resulting in a net addition to premium on capital stock of $50,151; $151,891 and $282,431, respectively. As of December 31, 1993 the overall effective cost of all outstanding preferred stock was 5.70 percent.

On July 1, 1993 the Company utilized the remaining preferred stock shelf registration and issued $25,000,000 of 7.07% Series, Serial Preferred Stock ($100 stated value). The net proceeds of the issuance were used for the Company's ongoing construction program.

5.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

The estimated fair value of the Company's financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and cash equivalents, customer and other receivables, notes payable, accounts payable, interest accrued, and taxes accrued are reported at their carrying value as these are a reasonable estimate of their fair value. The total estimated fair value of long-term debt was approximately $733,251,000 for 1992 and $762,575,000 for 1993. The estimated fair values for long-term debt are based upon quoted market prices of the same or similar issues.

6.  LONG-TERM DEBT:

The amount of first mortgage bonds issuable by the Company is limited to a maximum of $900,000,000 and by property, earnings and other provisions of the mortgage and supplemental indentures thereto. Substantially all of the electric utility plant is subject to the lien of the indenture. Pollution Control Revenue Bonds, Series 1984, due December 1, 2014, are secured by First Mortgage Bonds, Pollution Control Series A, which were issued by the Company and are held by a Trustee for the benefit of the bondholders.

On March 25, 1992, the Company issued $50,000,000 principal amount of First Mortgage Bonds, 8% Series, due 2004, and $50,000,000 principal amount of First Mortgage Bonds, 8 3/4% Series, due 2027. The net proceeds were used initially to pay down $36,000,000 of outstanding commercial paper notes and the remainder was used for the early redemption of $50,000,000 First Mortgage Bonds, 10% Series, due 2004, and for the Company's ongoing construction program.

On April 28, 1993 the Company issued $80,000,000 principal amount of Secured Medium Term Notes, Series A, 6.40% Series due 2003 and $80,000,000 principal amount of Secured Medium Term Notes, Series A, 7.50% Series due 2023. In May, the net proceeds were used to retire early four series (7 3/4% Series due 2002, 8 3/8% Series due 2004, 8 1/2% Series due 2006 and 9% Series due 2008) of first mortgage bonds totaling $155,000,000 plus premiums and accrued interest. On September 1, 1993 the Company issued $30,000,000 principal amount of Secured Medium Term Notes, Series A, 5.33% Series due 1998. On October 1, 1993, the net proceeds were used to retire early the 6 1/8% Series, First Mortgage Bonds of $30,000,000 plus premiums and accrued interest. The early redemption of these first mortgage bonds reduced the Company's overall cost of long-term debt and reduced the Company's annual interest expense by approximately $2.3 million.

The only first mortgage bonds maturing during the five-year period ending 1998 are $20,000,000 in 1996 and $30,000,000 in
1998. Sinking fund requirements for the first mortgage bonds outstanding at December 31, 1993 are $5,398,000 per year. These requirements may be met by the deposit of cash, deposit of bonds, or by certification of property additions at the rate of 167% of requirements. The Company's practice is to certify additional property to meet the sinking fund requirements. In September 1991, 1992 and 1993, $350,000, $350,000, and $400,000
respectively, of the 5.90% Series, Pollution Control Revenue Bonds, were retired pursuant to sinking fund requirements for those years. Sinking fund requirements during the five-year period ending 1998 for pollution control bonds outstanding at December 31, 1993 are $400,000 in 1994, $450,000 in 1995 and
1996, and $500,000 in 1997 and 1998.  As of December 31, 1993,
the overall effective cost of all outstanding first mortgage bonds and pollution control revenue bonds was 8.02 percent in comparison to 8.33 percent in 1992 and 8.43 percent in 1991.

On February 10, 1992, $11,700,000 principal amount of 8.95% Guaranteed Notes due 2017 were issued by Milner Dam, Inc., an Idaho Corporation, in which the Twin Falls Canal Company and the North Side Canal Company have assigned their interest in the Milner Dam Rehabilitation Project. The Company, pursuant to an agreement signed with Milner Dam. Inc., executed a guarantee of these notes and agreed to make royalty (falling water) payments to Milner Dam, Inc. for use of water released from the Milner Dam Rehabilitation Project beginning in 1993.


7.   NOTES PAYABLE:

At January 1, 1994, the Company had regulatory authority to incur up to $150,000,000 of short-term indebtedness. Under this authority, total lines of credit maintained with various banks amounted to $70,000,000. Under annual borrowing arrangements with these banks, the Company is required to pay a fee of 3/16 of 1% on the available and committed lines of credit. Commercial paper may be issued in an amount not to exceed 25% of revenues for the latest twelve-month period and are supported by bank lines of credit of an equal amount.

Balances and interest rates of short-term borrowings were as follows:

                                              Year Ended December 31,
                                            1993       1992     1991
                                               (Thousands of Dollars)

Balance at end of period:
 Banks                                     $4,000      $2,000   $10,500
 Commercial paper                             -         4,000    38,000

Effective annual interest rate
at end of period:
 Banks                                        6.9% (a)    5.9%      5.3%
 Commercial paper                             -           5.9       5.3

Maximum balance during period:
 Banks                                    $10,500     $37,500   $25,000
 Commercial paper                          14,000      47,400    48,280

Average daily balance during period:
 Banks                                     $1,800      $3,600    $6,700
 Commercial paper                             900       8,300     7,200

Effective annual interest rate during
period:
 Banks                                        7.6% (a)    5.5%      6.5%
 Commercial paper                             9.1  (a)    5.4       6.9
[FN]
(a) Effective rates have been inflated by the commitment fees being larger than the interest paid for the year. If the commitment fees were excluded the effective annual interest rate at end of period would have been 3.6%. The effective annual interest rate during period for banks and commercial paper would have been 3.1% and 3.5%, respectively.

8.   COMMITMENTS AND CONTINGENT LIABILITIES:

Commitments under contracts and purchase orders relating to the Company's program for construction and operation of facilities amounted to approximately $25,300,000 at December 31, 1993. The commitments are generally revocable by the Company subject to reimbursement of manufacturers' expenditures incurred and/or other termination charges.

The Company is party to various legal claims, actions, and complaints, certain of which involve material amounts. Although the Company is unable to predict with certainty whether or not it will ultimately be successful in these legal proceedings or, if not, what the impact might be, based upon the advice of legal counsel, management presently believes that disposition of these matters will not have a material adverse effect on the Company's results of operations.

9.   BENEFIT PLANS:

Pension Plan - The Company maintains a trusteed noncontributory defined benefit pension plan for all employees who work 1,000 hours or more during a calendar year. The benefits under the plan are based on years of service and the employee's final average earnings. The Company's policy is to fund with an independent corporate trustee at least the minimum required under the Employee Retirement Income Security Act of 1974 but not more than the maximum amount deductible for income tax purposes. The Company funded $5.0 million in 1993, and $5.1 million in 1992. The plan's assets held by the trustee consist primarily of listed stocks (both U.S. and foreign), fixed income securities and investment grade real estate.

Deferred Compensation Plan - The Company has a nonqualified, deferred compensation plan for certain senior management employees and directors that provides for benefit payments over a fifteen-year period to the participant and his or her family upon retirement or death. The plan is being funded by life insurance policies, of which the Company is the beneficiary, with premiums being paid by the Company and each participant. These policies have accumulated cash values of $42.4 million and $36.4 million at December 31, 1993 and 1992, respectively, which do not qualify as plan assets in the actuarial computation of the funded status. Based upon SFAS No. 87, Paragraphs 36-38, the Company has recorded an additional liability of $10.8 million.

The following tables set forth the amounts recognized in the Company's financial statements and the funded status of both plans in accordance with accounting standard SFAS No. 87, "Employers' Accounting for Pensions."

       Plan Costs for the Year          1993      1992       1991
                                           (Thousands of Dollars)

Pension plan:
 Service cost                          $  4,496   $  3,762   $  3,440
 Interest cost                           11,688     10,926      9,848
 Actual return on plan assets           (23,322)   (10,877)   (31,871)
 Deferred gain (loss) on plan assets      9,848     (1,861)    21,715

  Net cost                             $  2,710   $  1,950   $  3,132
 Approximate percentage included in
  operating expenses                         66%        64%        64%

Net deferred compensation plan costs
 charged to other income (including
 life insurance and SFAS No. 87
 liability accrual)(a)                  $ 1,372   $  1,276   $    959

[FN]
(a) These charges to the Income Statement have been reduced by gains from the Company-Owned Life
    Insurance (COLI) of $1,638,000; $1,607,000; and
    $1,663,000 for 1993, 1992 and 1991, respectively.

Funded status and significant assumptions as of December 31:

                                                              Deferred
                                       Pension Plan      Compensation Plan
                                      1993       1992      1993      1992
                                             (Thousands of Dollars)
Actuarial present value of benefit
 obligations:
  Vested benefit obligation         $134,292   $113,255   $ 24,024   $ 20,992
  Accumulated benefit obligation     139,270    113,601     24,027     20,993

  Projected benefit obligation       179,895    145,844     30,114     26,240
Plan assets at fair value            169,920    150,006          -          -

Plan assets in excess of (or less
 than) projected benefit obligation   (9,975)     4,162    (30,114)   (26,240)

Unrecognized net (gain) loss from
 past experience different from
 that assumed                         17,295        803      7,295      3,872

Unrecognized prior service cost        1,460      1,788      2,546      2,689

Unrecognized net (asset) obligation
 existing at date of initial
 adoption (19.5 year straight-line
 amortization)                        (3,019)    (3,282)     7,053      7,666

Minimum liability adjustment               -          -    (10,807)    (8,980)

Net asset (liability) included in
 the balance sheet                  $  5,761   $  3,471   $(24,027)  $(20,993)


Discount rate to compute projected
 benefit obligation                      7.0%      8.25%       7.0%       8.25%
Rate for future compensation
increases                                4.5        5.0        4.5        5.0
Expected long-term rate of return
 on plan assets                          9.0        9.0          -          -

Savings Plan _ The Company has an Employee Savings Plan whereby, for each $1 of employee contribution up to 6% of their salary the Company will match 100% of the first 2% employee contribution and 50% of the next 4% employee contribution, all such amounts to be invested by a trustee to any or all of seven investment options. The Company's contribution amounted to $2,283,200 in 1993, $2,046,100 in 1992 and $1,733,300 in 1991. As of December 31,
1993, a total of 3,078,663 common shares were held in this plan. An additional 955,969 common shares were held by an Employee Stock Ownership Plan as of December 31, 1993.

Postretirement Benefits _ The Company maintains a defined benefit postretirement plan (consisting of health care and life insurance) that covers all employees who were enrolled in the active group plan at the time of retirement, their spouses and qualifying dependents. The plan provides for payment of hospital services, physician services, prescription drugs, dental services and various other health services, some of which have annual or lifetime limits, after subtracting payments by Medicare or other providers and after a stated deductible and co-payments have been met. Participants become eligible for the benefits if they retire from the Company after reaching age 55 with 15 years of service or after 30 years of service. The plan is contributory with retiree contributions adjusted annually. For those retirees that were age 65 or older at December 31, 1992 the plan is noncontributory. The Company also provides life insurance of one times salary for pre-65 retirees and $20,000 for post-65 retirees with the retirees paying a portion of the cost.

The Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" as of January 1, 1993. This new standard requires that the expected costs of postretirement benefits be charged to expense during the years that the employees render service. The Company has elected to amortize the transition obligation of $41.4 million that was measured as of January 1, 1993 over a period of 20 years.

The following tables set forth the amounts to be recognized in the Company's financial statements for year-end 1993 and the funded status of the plan in accordance with accounting standard
SFAS No. 106 as of January 1, 1993 and December 31, 1993
(thousands of dollars).


Postretirement Benefit Cost for
1993:
 Service cost                         $   750
 Interest cost                          3,610
 Actual return on plan assets            (860)
 Amortization of transition
  obligation                            2,040
 Net amortization and deferral             -
 Regulatory asset                      (3,548)
  Net cost                            $ 1,992 (a)
[FN]
 (a) Postretirement benefit costs charged to expense in 1992 and 1991 were $2,622,300 and $2,449,800

                                December 31, 1993 January 1, 1993

Funded Status:
 Accumulated postretirement
   benefit obligation (APBO)          $(48,290)     $(41,400)

 Plan assets at fair value              11,840         8,200

 APBO in excess of plan assets         (36,450)      (33,200)
 Unrecognized gain/losses                4,670             -
 Unrecognized transition obligaton      38,760        40,800
 Prepaid postretirement benefit cost  $  6,980      $  7,600

Discount rate                             7.25%          8.5%
Medical and dental inflation rate         6.75           8.0
Long-term plan assets expected            9.0            9.0
return

A one percent change in the medical inflation rate would change the APBO by five percent and the postretirement expense for 1993 by seven percent.

The Company established a retiree medical benefits funding program in 1990. This program consists of life insurance policies on active employees of which the Company is the beneficiary, and a qualified Voluntary Employees Beneficiary Association (VEBA) Trust. The net charge to other income for the life insurance policies was $632,500 in 1993, $1,733,000 in 1992, and $768,000 in 1991. The funding to the VEBA was $2,692,000 in 1993, $2,977,400 in 1992, and $3,295,400 in 1991 and recorded as a prepayment. The VEBA trust represents plan assets which are invested in variable life insurance policies, Trust Owned Life Insurance (TOLI), on active employees. Inside buildup in the TOLI policies is tax deferred and tax free if the policy proceeds are paid to the Trust as death benefits. The investment return assumption reflects an expectation that investment income in the VEBA will be substantially tax free.

The IPUC issued an order approving the appropriateness of applying accrual accounting to postretirement benefit expense for ratemaking and revenue requirement purposes. The IPUC also approved the deferral of the difference between the accrual amount and the pay-as-you-go amount until the Company's next general rate case subject to an earnings test, but not to exceed two years or $6,000,000. The Public Utility Commission of Oregon and the FERC have also approved accrual accounting to postretirement benefit expense for ratemaking, and FERC has approved the deferral of the difference between accrual and pay-as-you-go not to exceed three years. The amount deferred, as a regulatory asset, at December 31, 1993 is $3.5 million. Preliminary indications are that the Company will meet the earnings test prescribed by the IPUC and will be allowed the full deferral for 1993.

Postemployment Benefits _ The Company provides certain benefits to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement. The Company has recognized its portion of the cost of providing these benefits as an expense during the period in which the costs were incurred.

The Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits" as of January 1, 1993. The statement requires accrual of postemployment benefits. These benefits include salary continuation and related heath care and life insurance for both long and short-term disability plans, workmen's compensation and healthcare for surviving spouse and dependent plan. The adoption of SFAS 112 is a change of accounting principal; but since the Company is a regulated utility, a deferred asset was established which represents future revenue expected to be realized at the time the postemployment benefits are included in the Company's rates. The Company recorded a liability and a regulatory asset of $3.9 million which represents the costs associated with postemployment benefits at December 31, 1993.

10.  JOINTLY-OWNED PROJECTS:

The Company is involved in the ownership and operation of three jointly-owned generating facilities. The Consolidated Statements of Income include the Company's proportionate share of direct operations and maintenance expenses applicable to the projects.

Each facility and extent of Company participation as of December
31, 1993 are as follows:

                                   Company Ownership
                                   Electric   Accumulated
                                   Plant In  Provision For
  Name of Plant      Location      Service   Depreciation    %   MW
                                   (Thousands of Dollars)

Jim Bridger       Rock Springs,
 Units 1-4         WY             $370,653  $141,515         33   693
Boardman          Boardman, OR      58,690    22,233         10    53
Valmy Units 1 & 2 Winnemucca, NV   298,265    90,224         50   261

The Company's wholly-owned subsidiary, IERCO, is a joint venturer in Bridger Coal Company, which operates the mine supplying coal for the Jim Bridger steam generation plant. Coal purchased by the Company from the joint venture amounted to $45,424,000 in 1993, $42,291,000 in 1992 and $40,988,500 in 1991.


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareowners
Idaho Power Company
Boise, Idaho

We have audited the accompanying consolidated financial statements of Idaho Power Company and its subsidiaries listed in the accompanying index to financial statements and financial statement schedules at Item 8. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Idaho Power Company and subsidiaries at December 31, 1993, 1992 and 1991, and the results of their operations and their cash flows for each of the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 9 to the consolidated financial statements, the Company changed its method of accounting for income taxes and postretirement benefits in the year ended
December 31, 1993.


DELOITTE & TOUCHE

Portland, Oregon
January 31, 1994


IDAHO POWER COMPANY
SUPPLEMENTAL FINANCIAL INFORMATION, UNAUDITED


QUARTERLY FINANCIAL DATA:


The following unaudited information is presented for each quarter of 1993, 1992 and 1991 (in thousands of dollars, except for per share amounts). In the opinion of the Company, all adjustments necessary for a fair statement of such amounts for such periods have been included. The results of operation for the interim periods are not necessarily indicative of the results to be expected for the full year. Accordingly, earnings information for any three month period should not be considered as a basis for estimating operating results for a full fiscal year. Amounts are based upon quarterly statements and the sum of the quarters may not equal the annual amount reported.

                                 Quarter Ended
                                 March 31   June 30  September 30 December 31
1993
 Revenues                         $140,809   $129,471   $134,577   $135,545
 Income from operations             41,479     38,980     34,286     47,201
 Income taxes                       10,610      9,270      9,108      7,486
 Net income                         21,347     18,524     16,427     28,166
 Dividends on preferred stock        1,345      1,318      1,565      1,781
 Earnings on common stock           20,002     17,206     14,862     26,385
 Earnings per share of common stock   0.55       0.47       0.40       0.71

1992
 Revenues                          114,453    124,656    129,050    129,934
 Income from operations             31,024     30,376     29,593     33,962
 Income taxes                        7,396      6,670      4,353      4,743
 Net income                         13,378     12,394     15,067     19,152
 Dividends on preferred stock        1,424      1,400      1,346      1,347
 Earnings on common stock           11,954     10,994     13,721     17,805
 Earnings per share of common stock   0.35       0.32       0.38       0.49

1991
 Revenues                          120,589    110,877    129,584    122,142
 Income from operations             34,855     25,526     35,234     30,849
 Income taxes                        7,935      4,002      8,231        977
 Net income                         15,781      9,980     16,729     15,381
 Dividends on preferred stock        1,069      1,067      1,067      1,700
 Earnings on common stock           14,712      8,913     15,662     13,681
 Earnings per share of common stock   0.43       0.26       0.46       0.40

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE


     None


PART III

Part III has been omitted because the registrant will file a definitive proxy statement pursuant to Regulation 14A, which involves the election of Directors, with the Commission within 120 days after the close of the fiscal year portions of which are hereby incorporated by reference (except for information with respect to executive officers which is set forth in Part I hereof).


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

(a)  Please refer to Item 8, "Financial Statements and
     Supplementary Data" for a complete listing of all consolidated financial statements and financial statement schedules.

(b) Reports on SEC Form 8-K. The following report on Form 8-K was filed during the three months ended December 31, 1993.

                     Items Reported                    Date of Report
     1.   Item 7, Financial Statements and Exhibits    December 17, 1993
          (Exhibits)

(c)  Exhibits.

     * Previously Filed and Incorporated Herein by Reference

                File         As
  Exhibit      Number      Exhibit

*3(a)        33-00440    4(a)(xiii)  Restated Articles of
                                     Incorporation of the Company as
                                     filed with the Secretary of State
                                     of Idaho on June 30, 1989.

*3(a)(i)     33-65720    4(a)(i)     Statement of Resolution
                                     Establishing Terms of 8.375%
                                     Serial Preferred Stock, Without
                                     Par Value (cumulative stated
                                     value of $100 per share), as
                                     filed with the Secretary of State
                                     of Idaho on September 23, 1991.

*3(a)(ii)    33-65720    4(a)(ii)    Statement of Resolution
                                     Establishing Terms of Flexible
                                     Auction Series A, Serial
                                     Preferred Stock, Without Par
                                     Value (cumulative stated value of
                                     $100,000 per share), as filed
                                     with the Secretary of State of
                                     Idaho on November 5, 1991.

*3(a)(iii)   33-65720    4(a)(iii)   Statement of Resolution
                                     Establishing Terms of 7.07%
                                     Serial Preferred Stock, Without
                                     Par Value (cumulative stated
                                     value of $100 per share), as
                                     filed with the Secretary of State
                                     of Idaho on June 30, 1993.

*3(b)        33-41166    4(b)        Waiver resolution to Restated
                                     Articles of Incorporation adopted
                                     by Shareholders on May 1, 1991.

*3(c)        33-00440    4(a)(xiv)   By-laws of the Company amended on
                                     June 30, 1989, and presently in
                                     effect.

*4(a)(i)     2-3413      B-2         Mortgage and Deed of Trust, dated
                                     as of October 1, 1937, between
                                     the Company and Bankers Trust
                                     Company and R. G. Page, as
                                     Trustees.

*4(a)(ii)                            Supplemental Indentures to
                                     Mortgage and Deed of Trust:

                                     Number           Dated

             1-MD        B-2-a       First            July 1, 1939
             2-5395      7-a-3       Second           November 15, 1943
             2-7237      7-a-4       Third            February 1, 1947
             2-7502      7-a-5       Fourth           May 1, 1948
             2-8398      7-a-6       Fifth            November 1, 1949
             2-8973      7-a-7       Sixth            October 1, 1951
             2-12941     2-C-8       Seventh          January 1, 1957
             2-13688     4-J         Eighth           July 15, 1957
             2-13689     4-K         Ninth            November 15, 1957
             2-14245     4-L         Tenth            April 1, 1958
             2-14366     2-L         Eleventh         October 15, 1958
             2-14935     4-N         Twelfth          May 15, 1959
             2-18976     4-O         Thirteenth       November 15, 1960
             2-18977     4-Q         Fourteenth       November 1, 1961
             2-22988     4-B-16      Fifteenth        September 15, 1964
             2-24578     4-B-17      Sixteenth        April 1, 1966
             2-25479     4-B-18      Seventeenth      October 1, 1966
             2-45260     2(c)        Eighteenth       September 1, 1972
             2-49854     2(c)        Nineteenth       January 15, 1974
             2-51722     2(c)(i)     Twentieth        August 1, 1974
             2-51722     2(c)(ii)    Twenty-first     October 15, 1974
             2-57374     2(c)        Twenty-second    November 15, 1976
             2-62035     2(c)        Twenty-third     August 15, 1978
             33-34222    4(d)(iii)   Twenty-fourth    September 1, 1979
             33-34222    4(d)(iv)    Twenty-fifth     November 1, 1981
             33-34222    4(d)(v)     Twenty-sixth     May 1, 1982
             33-34222    4(d)(vi)    Twenty-seventh   May 1, 1986
             33-00440    4(c)(iv)    Twenty-eighth    June 30, 1989
             33-34222    4(d)(vii)   Twenty-ninth     January 1, 1990

             33-65720    4(d)(iii)   Thirtieth        January 1, 1991

             33-65720    4(d)(iv)    Thirty-first     August 15, 1991

             33-65720    4(d)(v)     Thirty-second    March 15, 1992

             33-65720    4(d)(vi)    Thirty-third     April 16, 1993

             1-3198      4           Thirty-fourth    December 1, 1993
             Form 8-K
             Dated
             12/17/93

*4(b)                                Instruments relating to American
                                     Falls bond guarantee.  (See
                                     Exhibits 10(f) and 10(f)(i)).

*4(c)        33-65720    4(f)        Agreement to furnish certain debt
                                     instruments.

*4(d)        33-00440    2(a)(iii)   Agreement and Plan of Merger
                                     dated March 10, 1989, between
                                     Idaho Power Company, a Maine
                                     Corporation, and Idaho Power
                                     Migrating Corporation.

*4(e)        33-65720    4(e)        Rights Agreement dated
                                     January 11, 1990, between the
                                     Company and First Chicago Trust
                                     Company of New York, as Rights
                                     Agent (The Bank of New York,
                                     successor Rights Agent).

*10(a)       2-51762     5(a)        Agreement, dated April 20, 1973,
                                     between the Company and FMC
                                     Corporation.

*10(a)(i)    2-57374     5(b)        Letter Agreement, dated
                                     October 22, 1975, relating to
                                     agreement filed as Exhibit 10(a).

*10(a)(ii)   2-62034     5(b)(i)     Letter Agreement, dated
                                     December 22, 1976, relating to
                                     agreement filed as Exhibit 10(a).

*10(a)(iii)  33-65720    10(a)       Letter Agreement, dated
                                     December 11, 1981, relating to
                                     agreement filed as Exhibit 10(a).

*10(b)       2-49584     5(b)        Agreements, dated September 22,
                                     1969, between the Company and
                                     Pacific Power & Light Company
                                     relating to the operation,
                                     construction and ownership of the
                                     Jim Bridger Project.

*10(b)(i)    2-51762     5(c)        Amendment, dated February 1,
                                     1974, relating to operation
                                     agreement filed as Exhibit 10(b).

*10(c)       2-49584     5(c)        Agreement, dated as of
                                     October 11, 1973, between the
                                     Company and Pacific Power & Light
                                     Company.

*10(d)       2-49584     5(d)        Agreement, dated as of
                                     October 24, 1973, between the
                                     Company and Utah Power & Light
                                     Company.

*10(d)(i)    2-62034     5(f)(i)     Amendment, dated January 25,
                                     1978, relating to agreement filed
                                     as Exhibit 10(d).

*10(e)       33-65720    10(b)       Coal Purchase Contract, dated as
                                     of June 19, 1986, among the
                                     Company, Sierra Pacific Power
                                     Company and Black Butte Coal
                                     Company.

*10(f)       2-57374     5(k)        Contract, dated March 31, 1976,
                                     between the United States of
                                     America and American Falls
                                     Reservoir District, and related
                                     Exhibits.

*10(f)(i)    33-65720    10(c)       Guaranty  Agreement, dated
                                     March 1, 1990, between the
                                     Company and West One Bank, as
                                     Trustee, relating to $21,425,000
                                     American Falls Replacement Dam
                                     Bonds of the American Falls
                                     Reservoir District, Idaho.

*10(g)       2-57374     5(m)        Agreement, effective April 15,
                                     1975, between the Company and The
                                     Washington Water Power Company.

*10(h)       2-62034     5(p)        Bridger Coal Company Agreement,
                                     dated February 1, 1974, between
                                     Pacific Minerals, Inc., and Idaho
                                     Energy Resources Co.

*10(i)       2-62034     5(q)        Coal Sales Agreement, dated
                                     February 1, 1974, between Bridger
                                     Coal Company and Pacific Power &
                                     Light Company and the Company.

*10(i)(i)    33-65720    10(d)       Second Restated and Amended Coal
                                     Sales Agreement, dated March 7,
                                     1988, among Bridger Coal Company
                                     and PacifiCorp (dba Pacific
                                     Power & Light Company) and the
                                     Company.

*10(j)       2-62034     5(r)        Guaranty Agreement, dated as of
                                     August 30, 1974, with Pacific
                                     Power & Light Company.

*10(k)       2-56513     5(i)        Letter Agreement, dated January
                                     23, 1976, between the Company and
                                     Portland General Electric
                                     Company.

*10(k)(i)    2-62034     5(s)        Agreement for Construction,
                                     Ownership and Operation of the
                                     Number One Boardman Station on
                                     Carty Reservoir, dated as of
                                     October 15, 1976, between
                                     Portland General Electric Company
                                     and the Company.

*10(k)(ii)   2-62034     5(t)        Amendment, dated September 30,
                                     1977, relating to agreement filed
                                     as Exhibit 10(k).

*10(k)(iii)  2-62034     5(u)        Amendment, dated October 31,
                                     1977, relating to agreement filed
                                     as Exhibit 10(k).

*10(k)(iv)   2-62034     5(v)        Amendment, dated January 23,
                                     1978, relating to agreement filed
                                     as Exhibit 10(k).

*10(k)(v)    2-62034     5(w)        Amendment, dated February 15,
                                     1978, relating to agreement filed
                                     as Exhibit 10(k).

*10(k)(vi)   2-68574     5(x)        Amendment, dated September 1,
                                     1979, relating to agreement filed
                                     as Exhibit 10(k).

*10(l)       2-68574     5(z)        Participation Agreement, dated
                                     September 1, 1979, relating to
                                     the sale and leaseback of coal
                                     handling facilities at the Number
                                     One Boardman Station on Carty
                                     Reservoir.

*10(m)       2-64910     5(y)        Agreements for the Operation,
                                     Construction and Ownership of the
                                     North Valmy Power Plant Project,
                                     dated December 12, 1978, between
                                     Sierra Pacific Power Company and
                                     the Company.

*10(n)1      33-65720    10(e)       Nonqualified, deferred,
                                     compensation plan for certain
                                     senior management employees and
                                     directors of the Company.

*10(o)       33-65720    10(f)       Residential Purchase and Sale
                                     Agreement, dated August 22, 1981,
                                     among the United Stated of
                                     America Department of Energy
                                     acting by and through the
                                     Bonneville Power Administration,
                                     and the Company.

*10(p)       33-65720    10(g)       Power Sales Contact, dated
                                     August 25, 1981, including
                                     amendments, among the United
                                     States of America Department of
                                     Energy acting by and through the
                                     Bonneville Power Administration,
                                     and the Company.

*10(q)       33-65720    10(h)       Framework Agreement, dated
                                     October 1, 1984, between the
                                     State of Idaho and the Company
                                     relating to the Company's Swan
                                     Falls and Snake River water
                                     rights.

*10(q)(i)    33-65720    10(h)(i)    Agreement, dated October 25,
                                     1984, between the State of Idaho
                                     and the Company relating to the
                                     agreement filed as Exhibit 10(q).

*10(q)(ii)   33-65720    10(h)(ii)   Contract to Implement, dated
                                     October 25, 1984, between the
                                     State of Idaho and the Company
                                     relating to the agreement filed
                                     as Exhibit 10(q).

*10(r)       33-65720    10(i)       Agreement for Supply of Power and
                                     Energy, dated February 10, 1988,
                                     between the Utah Associated
                                     Municipal Power Systems and the
                                     Company.

*10(s)       33-65720    10(j)       Agreement Respecting Transmission
                                     Facilities and Services, dated
                                     March 21, 1988 among PC/UP&L
                                     Merging Corp. and the Company
                                     including a Settlement Agreement
                                     between PacifiCorp and the
                                     Company.

*10(s)(i)    33-65720    10(j)(i)    Restated Transmission Services
                                     Agreement, dated February 6,
                                     1992, between Idaho Power Company
                                     and PacifiCorp.
[FN]
___________________
1 Compensatory Plan

*10(t)       33-65720    10(k)       Agreement for Supply of Power and
                                     Energy, dated February 23, 1989,
                                     between Sierra Pacific Power
                                     Company and the Company.

*10(u)       33-65720    10(l)       Transmission Services Agreement,
                                     dated May 18, 1989, between the
                                     Company and the Bonneville Power
                                     Administration.

*10(v)       33-65720    10(m)       Agreement Regarding the
                                     Ownership, Construction,
                                     Operation and Maintenance of the
                                     Milner Hydroelectric Project
                                     (FERC No. 2899), dated January
                                     22, 1990, between the Company and
                                     the Twin Falls Canal Company and
                                     the Northside Canal Company
                                     Limited.

*10(v)(i)    33-65720    10(m)(i)    Guaranty Agreement, dated
                                     February 10, 1992, between the
                                     Company and New York Life
                                     Insurance Company, as Note
                                     Purchaser, relating to
                                     $11,700,000 Guaranteed Notes due
                                     2017 of Milner Dam Inc.

*10(w)       33-65720    10(n)       Agreement for the Purchase and
                                     Sale of Power and Energy, dated
                                     October 16, 1990, between the
                                     Company and The Montana Power
                                     Company.

12                                   Statement Re:  Computation of
                                     Ratio of Earnings to Fixed
                                     Charges.

12(a) Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges.

12(b)                                Statement Re:  Computation of
                                     Ratio of Earnings to Combined
                                     Fixed Charges and Preferred
                                     Dividend Requirements.

12(c) Statement Re: Computation of Supplemental Ratio of Earnings to Combined Fixed Charges and
                                     Preferred Dividend Requirements.

21                                   Subsidiaries of Registrant.

23                                   Independent Auditors' Consent.



           IDAHO POWER COMPANY
           SCHEDULE V - CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT

           Column A             Column B    Column C    Column D          Column E          Column F
                               Balance at                                                  Balance at
                                Beginning   Additions                                          End
                                   of          at                       Other Changes       of Period
        Classification           Period     Cost (1)   Retirements   Transfers     Other        (2)
Year Ended December 31, 1993 (Thousands of Dollars)
Electric utility plant
classified by prescribed
 accounts, at original cost:
 Intangible plant               $    4,930     $ 1,863     $   234     $   (24)       $  -  $    6,535
 Production plant:
  Straight line                  1,006,956      15,426      10,498         (17)          -   1,011,867
  5% present worth                 187,192         129           -           -           -     187,321
   Total                         1,194,148      15,555      10,498         (17)          -   1,199,188
 Transmission plant:
  Straight line                    315,972       4,269       1,287       1,017           -     319,971
  5% present worth                   8,250          28           -           -           -       8,278
   Total                           324,222       4,297       1,287       1,017           -     328,249
 Distribution plant                545,490      43,294       5,137      (1,043)          -     582,604
 General plant:
  Straight line                    130,154       6,626       3,519          67           -     133,328
  5% present worth                     257          16           -           -           -         273
   Total                           130,411       6,642       3,519          67           -     133,601
 Plant held for future use           3,083        (125)          -           -           -       2,958
 Construction work in progress      66,997      25,685           -           -           -      92,682
 Acquisition Adjustment
  (Prairie Power)                     (454)          -           -           -           -        (454)
  Total electric utility plant  $2,268,827     $97,211     $20,675     $     -        $  -  $2,345,363

Note (1): Additions at cost include completed projects transferred from construction work in progress and the amount of construction work in progress additions (deductions) represents the net changes for that account.
     (2): Five percent present worth balances are as of March 31, 1993. Effective April 1, 1993 all electric utility plant is classified as straight-line due to a change in depreciation methodology.

           IDAHO POWER COMPANY
           SCHEDULE V - CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT

           Column A             Column B    Column C    Column D          Column E          Column F
                               Balance at
                                Beginning   Additions                                      Balance at
                                   of          at                  Other Changes               End
        Classification           Period     Cost (1)   Retirements   Transfers     Other     of Period
Year Ended December 31, 1992 (Thousands of Dollars)
Electric utility plant
classified
 by prescribed accounts, at
 original cost:
 Intangible plant               $    3,695    $  1,297     $    62       $   -        $ -   $    4,930
 Production plant:
  Straight line                    956,029      55,873       4,946           -          -    1,006,956
  5% present worth                 184,041       3,236          71         (14)         -      187,192
   Total                         1,140,070      59,109       5,017         (14)         -    1,194,148
 Transmission plant:
  Straight line                    307,498       8,900         951         525          -      315,972
  5% present worth                   8,244           9           3           -          -        8,250
   Total                           315,742       8,909         954         525          -      324,222
 Distribution plant                513,467      38,401       5,829        (549)         -      545,490
 General plant:
  Straight line                    121,382      15,479       6,743          36          -      130,154
  5% present worth                     255           -           -           2          -          257
   Total                           121,637      15,479       6,743          38          -      130,411
 Plant held for future use           3,060          23           -           -          -        3,083
 Construction work in progress      70,841      (3,844)          -           -          -       66,997
 Acquisition adjustment
  (Prairie Power)                        -        (454)          -           -          -         (454)
  Total electric utility plant  $2,168,512    $118,920     $18,605       $   -        $ -   $2,268,827

Note (1): Additions at cost include completed projects transferred from construction work in progress and the amount of construction work in progress additions (deductions) represents the net changes for that account.

           IDAHO POWER COMPANY
           SCHEDULE V - CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT

           Column A             Column B    Column C    Column D          Column E          Column F
                               Balance at
                                Beginning   Additions                                      Balance at
                                   of          at                  Other Changes               End
        Classification           Period     Cost (1)   Retirements  Transfers     Other     of Period
Year Ended December 31, 1991 (Thousands of Dollars)
Electric utility plant
classified by prescribed a
ccounts, at original cost:
 Intangible plant               $    3,430    $    299     $    34         $ -        $ -  $     3,695
 Production plant:
  Straight line                    940,289      19,732       4,004          12          -      956,029
  5% present worth                 183,142         935          31          (5)         -      184,041
   Total                         1,123,431      20,667       4,035           7          -    1,140,070
 Transmission plant:
  Straight line                    297,158      11,148         637        (171)         -      307,498
  5% present worth                   8,025         278          43         (16)         -        8,244
   Total                           305,183      11,426         680        (187)         -      315,742
 Distribution plant                483,050      34,784       4,559         192          -      513,467
 General plant:
  Straight line                     90,758      33,071       2,438          (9)         -      121,382
  5% present worth                     259          (1)          -          (3)         -          255
   Total                            91,017      33,070       2,438         (12)         -      121,637
 Plant held for future use           3,060           -           -           -          -        3,060
 Construction work in progress      35,192      35,658           -          (9)         -       70,841
  Total electric utility plant  $2,044,363    $135,904     $11,746       $  (9)       $ -   $2,168,512

Note (1): Additions at cost include completed projects transferred from construction work in progress and the amount of construction work in progress additions (deductions) represents the net changes for that account.

           Idaho Power Company
           Schedule VI - Consolidated Accumulated Depreciation and Amortization of
             Property, Plant and Equipment

           Column A             Column B          Column C                        Column D                Column E    Column F
                                                  Additions
                               Balance At    Charged   Charged To                Deductions                Other     Balance At
                                Beginning      To         Other                   Cost of                 Changes      End Of
        Classification          Of Period    Income     Accounts(1)  Retirements   Removal     Salvage      (2)(3)      Period
Year Ended December 31, 1993 (Thousands of Dollars)
Accumulated provision for
 depreciation and amortization
 of electric utility plant
 shown in Schedule V:
  Intangible                      $  2,325     $   532      $    -       $   234      $    -     $     -     $     -     $  2,623
  Production:
   Straight line                   329,584      31,006         138        10,497         664      (8,258)     (6,626)     351,199
   5% present worth                 39,088         601           -             -           2           -           -       39,687
     Total                         368,672      31,607         138        10,497         666      (8,258)     (6,626)     390,886
  Transmission:
   Straight line                   105,983       7,196           -         1,276         480         (27)      1,767      113,217
   5% present worth                  4,311          77           -             -           -           -           -        4,388
     Total                         110,294       7,273           -         1,276         480         (27)      1,767      117,605
  Distribution                     169,077      18,225           -         5,136       1,320        (491)      6,747      188,084
  General:
   Straight line                    32,740       4,503       2,161         3,520         295        (527)     (6,303)      29,813
   5% present worth                    233           2           -             -           -           -        (235)           0
     Total                          32,973       4,505       2,161         3,520         295        (527)     (6,538)      29,813
Amortization of Acquistition
 Adj. (Prairie Power)                   (9)        (23)          -             -           -           -           -          (32)
     Total                        $683,332     $62,119      $2,299       $20,663      $2,761     $(9,303)    $(4,650)    $728,979

Note  (1): Represents amounts charged to transportation and communication clearing accounts which are distributed to other accounts on the basis of the use of the equipment and amounts charged to A/c 151 - Fuel Stock for Jim Bridger and Boardman coal railcars.
      (2): For 1993 includes damage claims, up and down costs, relocation costs, reserve transfers, Wood River Gas Turbine sale proceeds, Bald Mountain Distribution Facilities sale proceeds, customer off-street lighting conversion program undepreciated costs and reserve allocation adjustment between all transmission, distribution and general accounts.
      (3): Five percent present worth balances are as of March 31, 1993. Effective April 1, 1993 all accumulated depreciation and amortization is classified as straight-line due to a change in depreciation methodology.

          Idaho Power Company
          Schedule VI - Consolidated Accumulated Depreciation and Amortization of
             Property, Plant and Equipment

           Column A             Column B          Column C                        Column D                Column E    Column F
                                                  Additions
                               Balance At    Charged   Charged To                Deductions                Other     Balance At
                                Beginning      To         Other                   Cost of                 Changes      End Of
        Classification          Of Period    Income   Accounts(1)    Retirements   Removal     Salvage       (2)        Period
Year Ended December 31, 1992
(Thousands of Dollars)
Accumulated provision for
 depreciation and amortization
 of electric utility plant
 shown in Schedule V:
 Intangible                       $  2,071     $   316      $    -       $    62      $    -     $     -      $    -    $  2,325
 Production:
  Straight line                    305,284      29,059         140         4,745         149          (5)        (10)    329,584
  5% present worth                  36,712       2,459           -            71          12           -           -      39,088
   Total                           341,996      31,518         140         4,816         161          (5)        (10)    368,672
 Transmission:
  Straight line                    100,418       6,577           -           946         712         (31)        615     105,983
  5% present worth                   4,030         293           -             3           1           -          (8)      4,311
   Total                           104,448       6,870           -           949         713         (31)        607     110,294
 Distribution                      158,420      16,596           -         5,786       1,350        (425)        772     169,077
 General:
  Straight line                     32,077       4,589       2,054         6,715          63        (647)        151      32,740
  5% present worth                     226           8           -             -           -           -          (1)        233
   Total                            32,303       4,597       2,054         6,715          63        (647)        150      32,973
Amortization of acquisition
 adjustment (Prairie Power)              -          (9)          -             -           -           -           -          (9)
   Total                          $639,238     $59,888      $2,194       $18,328      $2,287     $(1,108)     $1,519    $683,332

Note  (1): Represents amounts charged to transportation and communication clearing accounts which are distributed to other accounts on the basis of the use of the equipment and amounts charged to A/c 151 - Fuel Stock for Jim Bridger and Boardman coal railcars.
      (2): Includes damage claims, up & down costs, relocation reimbursements, accumulated reserve transfers, and Prairie
           Power Co-op, Inc. (purchased in 1992) accumulated depreciation.

          Idaho Power Company
          Schedule VI - Consolidated Accumulated Depreciation and Amortization of
             Property, Plant and Equipment

           Column A             Column B          Column C                        Column D                Column E    Column F
                                                  Additions
                               Balance At    Charged   Charged To                Deductions                Other     Balance At
                                Beginning      To         Other                   Cost of                 Changes      End Of
        Classification          Of Period    Income  Accounts (1)   Retirements   Removal     Salvage       (2)        Period
   Year Ended December 31, 1991
   (Thousands of Dollars)
Accumulated provision for
 depreciation and amortization
 of electric utility plant
shown
 in Schedule V:
  Intangible                      $  1,838     $   267      $    -       $    34      $    -     $   -        $  -      $  2,071
  Production:
   Straight line                   280,559      29,168          16         4,004         473       (20)         (2)      305,284
   5% present worth                 34,665       2,077           -            31          2        (23)          2        36,712
     Total                         315,224      31,245          16         4,035         497       (43)          -       341,996
  Transmission:
   Straight line                    95,322       6,332           -           637         579       (85)       (105)      100,418
   5% present worth                  3,787         279           -            43          (7)        -           -         4,030
     Total                          99,109       6,611           -           680         572       (85)       (105)      104,448
  Distribution                     147,610      15,695           -         4,559       1,320      (501)        493       158,420
  General:
   Straight line                    28,572       3,772       1,929         2,438          89      (331)          -        32,077
   5% present worth                    219           7           -            -           -          -           -           226
     Total                          28,791       3,779       1,929         2,438          89      (331)          -        32,303
     Total                        $592,572     $57,597      $1,945       $11,746      $2,478     $(960)       $388      $639,238

Note  (1): Represents amounts charged to transportation and communication clearing accounts which are distributed to other accounts on the basis of the use of the equipment.
      (2): For 1991 includes damage claims, up and down costs, relocation reimbursements and accumulated reserve transfers.

          IDAHO POWER COMPANY
          SCHEDULE VIII - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 1993, 1992 and 1991

                                         Column C
       Column A          Column B       Additions       Column D   Column E
                                                                    Balance
                          Balance   Charged   Charged                  At
                            At        to     (Credited)  Deductions  End Of
    Classification       Beginning  Income   to Other                 Period
                         Of Period           Accounts      (1)
                         (Thousands of Dollars)
1993:
 Reserves Deducted From
  Applicable Assets:
   Reserve for
     uncollectible
     accounts            $1,421     $1,174   $1,001(2)  $2,219     $1,377
  Other Reserves:
   Injuries and damages
     reserve             $1,500     $2,820   $  -       $2,820     $1,500
   Miscellaneous
     operating reserves  $  -       $  870   $  332     $  454     $  748

1992:
 Reserves Deducted From
  Applicable Assets:
   Reserve for
     uncollectible
     accounts            $1,300     $1,224   $  963(2)  $2,066     $1,421
  Other Reserves:
   Injuries and damages
     reserve             $1,366     $2,468   $  -       $2,334     $1,500

1991:
 Reserves Deducted From
  Applicable Assets:
   Reserve for
     uncollectible
     accounts            $1,290     $1,217   $1,224(2)  $2,431     $1,300
  Other Reserves:
   Injuries and damages
     reserve             $3,086     $3,996   $  -       $5,716     $1,366
   Miscellaneous
     operating reserves  $1,250     $  -     $1,892     $3,142     $  -

NOTES:  (1) Represents deductions from the reserves for purposes for which the reserves were created.
        (2) Represents collections of accounts previously written off.

IDAHO POWER COMPANY
SCHEDULE X - CONSOLIDATED SUPPLEMENTARY INCOME
STATEMENT INFORMATION



               Column A                        Column B
                                           Charged to Costs
                                             and Expenses
                                        Year Ended December 31,
                 Item                    1993     1992     1991
                                        (Thousands of Dollars)
Taxes other than income taxes are as
follows:
 Property                               $16,168  $15,467  $15,081
 State kilowatt-hour                      1,834    1,158    1,273
 Social security and unemployment         5,814    5,564    5,197
 Miscellaneous                            1,129    1,793    1,807

  Total                                 $24,945  $23,982  $23,358

Charged to:
 Operating expenses - taxes             $22,129  $20,562  $21,170
 Other income                                41       54       30
 Construction, clearing and sundry        2,775    3,366    2,158

  Total                                 $24,945  $23,982  $23,358

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              IDAHO POWER COMPANY
                              (Registrant)

March 10, 1994                By:__/s/ __Joseph W.Marshall__
                                       Joseph W. Marshall
                                   Chairman of the Board and
                              Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:__/s/__Joseph W. Marshall__  Chairman of the Board and  March 10, 1994
        Joseph W. Marshall      Chief Executive Officer
                                and Director

By:__/s/__Larry R. Gunnoe__     President and Chief Operating      "
        Larry R. Gunnoe         Officer and Director

By:__/s/__J. LaMont Keen___     Vice President and Chief Financial  "
        J. LaMont Keen          Officer (Principal Financial
                                Officer)

By:__/s/__Harold J. Hochhalter_ Controller and Chief Accounting
                                Officer                             "
        Harold J. Hochhalter    (Principal Accounting Officer)

By:__/s/__Robert D. Bolinder__  By:__/s/__Evelyn Loveless__         "
        Robert D. Bolinder              Evelyn Loveless
        Director                        Director

By:__/s/__Roger L. Breezley__   By:__/s/__James A. McClure__        "
        Roger L. Breezley               James A. McClure
        Director                        Director

By:__/s/__John B. Carley__      By:__/s/__ Jon H. Miller__          "
        John B. Carley                  Jon H. Miller
        Director                        Director

By:__/s/__George L. Coiner__    By:__/s/__Richard T. Norman__       "
          George L. Coiner              Richard T. Norman
          Director                      Director

By:__/s/__Gene C. Rose__        By:__/s/__Phil Soulen__             "
          Gene C. Rose                    Phil Soulen
          Director                        Director

By:__/s/__Peter T. Johnson__                                        "
          Peter T. Johnson
          Director


                EXHIBIT INDEX

Exhibit                                                       Page
Number                                                       Number

12             Statement Re:  Computation of Ratio of          99
               Earnings to Fixed Charges.

12(a)          Statement Re:  Computation of                  100
               Supplemental Ratio of Earnings to Fixed
               Charges.

12(b)          Statement Re:  Computation of Ratio of         101
               Earnings to Combined Fixed Charges and
               Preferred Dividend Requirements.

12(c)          Statement Re:  Computation of                  102
               Supplemental Ratio of Earnings to
               Combined Fixed Charges and Preferred
               Dividend Requirements.

21             Subsidiaries of Registrant.                    103

23             Independent Auditors' Consent.                 104