Form 10-Q
period 1994-03-31
IDAHO POWER CO
filed 1994-05-09
CIK 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1994

                                     OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number    1-3198


                                      IDAHO POWER COMPANY
           (Exact name of registrant as specified in its charter)


                    Idaho                                  82-0130980
        (State or other jurisdiction                    (I.R.S. Employer
      of incorporation or organization)               Identification No.)


     1221 W. Idaho Street, Boise, Idaho                    83702-5627
  (Address of principal executive offices)                 (Zip Code)



Registrant's telephone number, including area code      (208) 383-2200


                                    None
  Former name, former address and former fiscal year, if changed since last report.


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Number of shares of Common Stock, $2.50 par value, outstanding as of April 30, 1994 is 37,344,299.




                             IDAHO POWER COMPANY

                                    Index




PART I.  FINANCIAL INFORMATION:                                  Page No

   Item 1.  Financial Statements

      Consolidated Statements of Income - Three Months
       and Twelve Months Ended March 31, 1994
       and March 31, 1993                                         3-4

      Consolidated Balance Sheets - March 31, 1994
       and December 31, 1993                                      5, 6

      Consolidated Statements of Cash Flows -
       Three Months and Twelve Months Ended March 31,
       1994 and March 31, 1993                                    7, 8

      Consolidated Statements of Capitalization -
       March 31, 1994 and December 31, 1993                       9

      Notes to Consolidated Financial Statements                  10-11

      Report on Review by Independent Accountants                 12

   Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                      13-20

PART II.  OTHER INFORMATION:

   Item 1.  Legal Proceedings                                     21-22

   Item 6.  Exhibits and Reports on Form 8-K                      23-24

   Signatures                                                     25


                       PART I - FINANCIAL INFORMATION
                             IDAHO POWER COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED March 31, 1994 AND 1993

ITEM 1. FINANCIAL STATEMENTS
                                                Three Months Ended
                                                    March 31,     Increase
                                                  1994      1993 (Decrease)
                                                     (Thousands of Dollars)
REVENUES (Notes 1 and 4)                       $128,810  $140,809 $(11,999)

EXPENSES (Note 1):
 Operation:
   Purchased power                                5,214     8,495   (3,281)
   Fuel expense                                  25,487    25,984     (497)
   Other                                         28,847    35,077   (6,230)
 Maintenance                                     10,042     8,867    1,175
 Depreciation                                    16,033    15,419      614
 Taxes other than income taxes                    5,779     5,488      291

      Total expenses                             91,402    99,330   (7,928)

INCOME FROM OPERATIONS                           37,408    41,479   (4,071)

OTHER INCOME:
 Allowance for equity funds used during
  construction (Note 2)                             726       795      (69)
 Other - Net                                      2,530     2,775     (245)

      Total other income                          3,256     3,570     (314)

INTEREST CHARGES:
 Interest on long-term debt                      12,795    13,613     (818)
 Other interest                                     719       307      412

      Total interest charges                     13,514    13,920     (406)

 Allowance for borrowed funds used
  during construction and capitalized
  interest (Note 2)                                (516)     (828)     312

      Net interest charges                       12,998    13,092      (94)

INCOME BEFORE INCOME TAXES                       27,666    31,957   (4,291)

INCOME TAXES                                      9,406    10,610   (1,204)

NET INCOME                                       18,260    21,347   (3,087)
 Dividends on preferred stock                     1,789     1,345      444

EARNINGS ON COMMON STOCK                       $ 16,471  $ 20,002 $ (3,531)

AVERAGE COMMON SHARES
 OUTSTANDING (000)                               37,249    36,338      N/A
Earnings per share of common stock             $   0.44  $   0.55 $  (0.11)
Dividends paid per share of common stock       $  0.465  $  0.465 $    -



      The accompanying notes are an integral part of these statements.

                             IDAHO POWER COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
             FOR THE TWELVE MONTHS ENDED March 31, 1994 and 1993

                                                Twelve Months Ended
                                                     March 31,    Increase
                                                  1994      1993 (Decrease)
                                                     (Thousands of Dollars)
REVENUES (Notes 1 and 4)                       $528,403 $524,449  $  3,954

EXPENSES (Note 1):
 Operation:
   Purchased power                               42,079   62,775   (20,696)
   Fuel expense                                  87,358   99,882   (12,524)
   Other                                        115,024  109,433     5,591
 Maintenance                                     44,310   35,868     8,442
 Depreciation                                    59,337   60,395    (1,058)
 Taxes other than income taxes                   22,420   20,687     1,733

      Total expenses                            370,528  389,040   (18,512)

INCOME FROM OPERATIONS                          157,875  135,409    22,466

OTHER INCOME:
 Allowance for equity funds used during
  construction (Note 2)                           2,991    2,972        19
 Other - Net                                      9,678    8,867       811

      Total other income                         12,669   11,839       830

INTEREST CHARGES:
 Interest on long-term debt                      52,889   54,339    (1,450)
 Other interest                                   3,161    1,392     1,769

      Total interest charges                     56,050   55,731       319

 Allowance for borrowed funds used
  during construction and capitalized
  interest (Note 2)                              (2,153)  (2,818)      665

      Net interest charges                       53,897   52,913       984

INCOME BEFORE INCOME TAXES                      116,647   94,335    22,312

INCOME TAXES                                     35,270   26,376     8,894

NET INCOME                                       81,377   67,959    13,418
 Dividends on preferred stock                     6,453    5,437     1,016

EARNINGS ON COMMON STOCK                       $ 74,924 $ 62,522  $ 12,402

AVERAGE COMMON SHARES
 OUTSTANDING (000)                               36,902    35,670      N/A
Earnings per share of common stock             $   2.03 $    1.75 $   0.28
Dividends paid per share of common stock       $   1.86 $    1.86 $    -



      The accompanying notes are an integral part of these statements.

                              IDAHO POWER COMPANY
                         CONSOLIDATED BALANCE SHEETS
                                   ASSETS

                                                 March 31,    December 31,
                                                    1994          1993
                                                    (Thousands of Dollars)
ELECTRIC PLANT:
 In service (at original cost)                     $2,302,642  $2,249,723
   Less accumulated provision for
    depreciation                                      740,755     728,979

    In service - Net                                1,561,887   1,520,744
 Construction work in progress                         62,429      92,682
 Held for future use                                    2,958       2,958

      Electric plant - Net                          1,627,274   1,616,384

INVESTMENTS AND OTHER PROPERTY                         19,956      20,772

CURRENT ASSETS:
 Cash and cash equivalents                              4,804       8,228
 Receivables:
   Customer                                            30,976      29,741
   Less allowance for uncollectible accounts           (1,572)     (1,377)
   Notes                                                5,570       5,616
   Employee notes receivable                            5,927       5,909
   Other                                                3,035       1,858
 Accrued unbilled revenues (Note 1)                    18,774      25,583
 Materials and supplies (at average cost)              23,331      23,372
 Fuel stock (at average cost)                           9,944      11,553
 Prepayments                                           19,086      20,975
 Regulatory assets associated with income taxes         4,967       4,914

      Total current assets                            124,842     136,372

DEFERRED DEBITS:
 American Falls and Milner water rights                32,755      32,755
 Company owned life insurance                          44,721      45,294
 Regulatory assets associated with income taxes       173,039     171,569
 Regulatory assets other                               38,974      35,036
 Other                                                 40,273      39,235

      Total deferred debits                           329,762     323,889


      TOTAL                                        $2,101,834  $2,097,417

      The accompanying notes are an integral part of these statements.

                             IDAHO POWER COMPANY
                         CONSOLIDATED BALANCE SHEETS
                        CAPITALIZATION & LIABILITIES

                                                    March 31,  December 31,
                                                       1994        1993
                                                     (Thousands of Dollars)
CAPITALIZATION (SEE PAGE 9):
 Common stock equity - $2.50 par value (shares
  authorized 50,000,000; shares outstanding
   March 31, 1994 - 37,331,367; December 31,
    1993 -  37,085,055)                            $  651,028  $  662,367
 Preferred stock                                      132,632     132,751
 Long-term debt (Note 5)                              693,786     693,780

      Total capitalization                          1,477,446   1,488,898

CURRENT LIABILITIES:
 Long-term debt due within one year                       466         466
 Notes payable                                          2,000       4,000
 Accounts payable                                      20,879      31,912
 Taxes accrued                                         22,175      15,452
 Interest accrued                                      14,303      14,920
 Other                                                 31,536      13,731

      Total current liabilities                        91,359      80,481

DEFERRED CREDITS:
 Accumulated deferred investment tax credits           71,836      72,013
 Accumulated deferred income taxes                    363,289     358,280
 Regulatory liabilities associated with income taxes   35,065      34,968
 Regulatory liabilities                                 3,359       4,235
 Other                                                 59,480      58,542

      Total deferred credits                          533,029     528,038

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 3)


      TOTAL                                        $2,101,834  $2,097,417


      The accompanying notes are an integral part of these statements.

                             IDAHO POWER COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                       Three Months Ended
                                                            March 31
                                                        1994        1993
                                                     (Thousands of Dollars)
OPERATING ACTIVITIES:
 Cash received from operations:
   Retail revenues                                   $112,537    $116,847
   Wholesale revenues                                  18,110      16,879
   Other revenues                                       5,614       5,860
 Fuel paid                                            (25,263)    (23,037)
 Purchased power paid                                  (7,581)    (15,163)
 Other operation & maintenance paid                   (41,303)    (36,462)
 Interest paid (includes long and
     short-term debt only)                            (13,411)    (18,724)
 Income taxes paid                                     (2,030)     (1,508)
 Taxes other than income taxes paid                    (1,883)     (1,702)
 Other operating cash receipts and payments-Net        (4,506)     (1,146)
      Net cash provided by operating activities        40,284      41,844
FINANCING ACTIVITIES:
 PC bond fund requisitions/other long-term debt           -         4,376
 Common stock issued                                    6,765       6,589
 Short-term borrowings                                 (2,000)     (1,000)
 Long-term debt retirement                                (16)        (16)
 Preferred stock retirement                               (76)         (7)
 Dividends on preferred stock                          (1,814)     (1,386)
 Dividends on common stock                            (17,250)    (16,833)
      Net cash - financing activities                 (14,391)     (8,277)
INVESTING ACTIVITIES:
 Additions to utility plant                           (26,513)    (30,076)
 Conservation                                          (1,384)     (1,490)
 Other                                                 (1,420)        488
      Net cash - investing activities                 (29,317)    (31,078)
 Change in cash and cash equivalents                   (3,424)      2,489
 Cash and cash equivalents beginning of period          8,228       4,966
      Cash and cash equivalents end of period        $  4,804    $  7,455
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
 Net Income                                          $ 18,260    $ 21,347
 Adjustments to reconcile net income to net cash:
   CSPP-Net amortization/(deferral)                        -         (519)
   Depreciation                                        16,033      15,419
   Deferred income taxes                                4,032       1,790
   Investment tax credit-Net                             (177)       (124)
   Allowance for funds used during construction        (1,242)     (1,623)
   Postretirement benefits funding (excl pensions)     (1,336)       (884)
   Changes in operating assets and liabilities:
    Accounts receivable                                 7,451      (1,223)
    Fuel inventory                                        224       2,947
    Accounts payable                                   (2,367)     (6,149)
    Taxes payable                                       7,426      11,236
    Interest payable                                      (95)     (4,846)
   Other - Net                                         (7,925)      4,473
      Net cash provided by operating activities      $ 40,284    $ 41,844

      The accompanying notes are an integral part of these statements.

                             IDAHO POWER COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE TWELVE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                      Twelve Months Ended
                                                            March 31,
                                                        1994        1993
                                                     (Thousands of Dollars)
OPERATING ACTIVITIES:
 Cash received from operations:
   Retail revenues                                   $430,315    $443,990
   Wholesale revenues                                  85,957      46,017
   Other revenues                                      23,165      26,430
 Fuel paid                                            (86,111)    (93,776)
 Purchased power paid                                 (42,664)    (64,085)
 Other operation & maintenance paid                  (166,854)   (148,161)
 Interest paid (includes long and
     short-term debt only)                            (51,035)    (56,148)
 Income taxes paid                                    (33,034)    (15,937)
 Taxes other than income taxes paid                   (22,347)    (21,416)
 Other operating cash receipts and payments-Net         4,853      (4,302)
      Net cash provided by operating activities       142,245     112,612
FINANCING ACTIVITIES:
 First mortgage bonds issued                          188,136         -
 PC bond fund requisitions/other long-term debt         1,218      12,398
 Common stock issued                                   26,957      56,802
 Preferred stock issued                                24,781         -
 Short-term borrowings                                 (3,140)      5,000
 Long-term debt retirement                           (191,877)    (52,086)
 Preferred stock retirement                              (134)       (104)
 Dividends on preferred stock                          (6,343)     (5,388)
 Dividends on common stock                            (68,376)    (66,077)
      Net cash - financing activities                 (28,778)    (49,455)
INVESTING ACTIVITIES:
 Additions to utility plant                          (119,386)   (120,574)
 Conservation                                          (6,581)     (5,795)
 Other                                                  9,849       3,617
      Net cash - investing activities                (116,118)   (122,752)
 Change in cash and cash equivalents                   (2,651)    (59,594)
 Cash and cash equivalents beginning of period          7,455      67,049
      Cash and cash equivalents end of period        $  4,804    $  7,455
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
 Net income                                          $ 81,377    $ 67,959
 Adjustments to reconcile net income to net cash:
   CSPP-Net amortization/(deferral)                       -        (3,649)
   Depreciation                                        59,337      60,395
   Deferred income taxes                                8,932       7,858
   Investment tax credit-Net                           (1,635)     (1,192)
   Allowance for funds used during construction        (5,144)     (5,790)
   Postretirement benefits funding (excl pensions)     (7,932)     (9,287)
   Changes in operating assets and liabilities:
    Accounts receivable                                11,034      (8,012)
    Fuel inventory                                      1,247       6,106
    Accounts payable                                     (584)      2,340
    Taxes payable                                      (4,952)      3,104
    Interest payable                                    3,741        (722)
   Other - Net                                         (3,176)     (6,498)
      Net cash provided by operating activities      $142,245    $112,612

      The accompanying notes are an integral part of these statements.

                             IDAHO POWER COMPANY
                  CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                March 31,      December 31,
                                                   1994            1993
                                                    (Thousands of Dollars)
COMMON STOCK EQUITY:
 Common stock (Note 5)                   $   93,328        $   92,713
 Premium on capital stock                   357,065           350,882
 Capital stock expense                       (4,128)           (4,128)
 Retained earnings                          204,763           222,900
      Total common stock equity             651,028  44.1%    662,367  44.5%
PREFERRED STOCK, cumulative, ($100 PAR
OR STATED VALUE):
 4% preferred stock (authorized 215,000;
 shares outstanding: 1994-176,319;
 1993-177,506)                               17,632            17,751
 Serial preferred stock, authorized
 150,000 shares:
   7.68% Series, outstanding 150,000 shares  15,000            15,000
 Serial preferred stock, without par value,
 authorized 3,000,000 shares:
   8.375% Series (authorized and outstanding
   250,000 shares)                           25,000            25,000
   Auction Rate Preferred Series A
     (authorized and outstanding 500 shares) 50,000            50,000
   7.07% Series (authorized and outstanding
   250,000 shares)                           25,000            25,000
      Total preferred stock                 132,632   9.0     132,751   8.9
LONG-TERM DEBT (NOTE 5):
 First mortgage bonds:
   5 1/4% Series due 1996                    20,000            20,000
   5.33 % Series due 1998                    30,000            30,000
   8.65 % Series due 2000                    80,000            80,000
   6.40 % Series due 2003                    80,000            80,000
   8    % Series due 2004                    50,000            50,000
   9.50% Series due 2021                     75,000            75,000
   7.50% Series due 2023                     80,000            80,000
   8 3/4% Series due 2027                    50,000            50,000
   9.52% Series due 2031                     25,000            25,000
      Total first mortgage bonds            490,000           490,000
 Pollution control revenue bonds:
   5.90 % Series due 2003                    25,050*           25,050*
   6    % Series due 2007                    24,000            24,000
   7 1/4% Series due 2008                     4,360             4,360
   7 5/8% Series 1983-1984 due 2013-2014     68,100            68,100
   8.30 % Series 1984 due 2014               49,800            49,800
      Total pollution control revenue bonds 171,310           171,310
   *Less amount due within one year            (400)             (400)
      Net pollution control revenue bonds   170,910           170,910
 REA Notes                                    1,817             1,834
   Less amount due within one year              (66)              (66)
      Net REA Notes                           1,751             1,768
 American Falls bond guarantee               21,055            21,055
 Milner Dam note guarantee                   11,700            11,700
 Unamortized premium/discount - Net          (1,630)           (1,653)
      Total long-term debt                  693,786  46.9     693,780  46.6

TOTAL CAPITALIZATION                     $1,477,446 100.0% $1,488,898 100.0%

      The accompanying notes are an integral part of these statements.

                             IDAHO POWER COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF ACCOUNTING POLICIES:

     FINANCIAL STATEMENTS
     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the consolidated financial position as of March 31, 1994 and the consolidated results of operation for the three months and twelve months ended March 31, 1994 and 1993 and the consolidated cash flows for the three months and twelve months then ended. These condensed financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which would be included in full year financial statements and therefore they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. The results of operation for the interim periods are not necessarily indicative of the results to be expected for the full year.

     PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Idaho Energy Resources Co (IERCo), Idaho Utility Products Company (IUPCo), IDACORP, INC. and Ida-West Energy Company (Ida-West). All significant intercompany transactions and balances have been eliminated in consolidation.

     REVENUES
     In order to match revenues with associated expenses, the Company accrues unbilled revenues for electric services delivered to customers but not yet billed at month-end.

     CASH FLOWS
     For purposes of reporting cash flows, cash and cash equivalents include cash on hand and highly liquid temporary investments with original maturity dates of three months or less.

     RECLASSIFICATIONS
     Certain items previously reported for periods prior to 1994 have been reclassified to conform with the current year's presentation. Net income was not affected by these reclassifications.

2.   ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFDC):

     The allowance, a non-cash item, represents the composite interest costs of debt, shown as a reduction to interest charges, and a return on equity funds, shown as an addition to other income, used to finance construction. While cash is not realized currently from such allowance, it is realized under the rate making process over the service life of the related property through increased revenues resulting from higher rate base and higher depreciation expense. Based on the uniform formula adopted by the Federal Energy Regulatory Commission, the Company's weighted average monthly AFDC rate for the three months ended March 31, 1994, was 9.1 percent and was 9.6 percent for the entire year of 1993.

3.   COMMITMENTS AND CONTINGENT LIABILITIES:

     Commitments under contracts and purchase orders relating to the Company's program for construction and operation of facilities amounted to approximately $22,800,000 at March 31, 1994. The commitments are generally revocable by the Company subject to reimbursement of manufacturers' expenditures incurred and/or other termination charges.

     The Company is party to various legal claims, actions and complaints, certain of which involve material amounts. Although the Company is unable to predict with certainty whether or not it will ultimately be successful in these legal proceedings or, if not, what the impact might be, based upon the advice of legal counsel, management presently believes that disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.


4.   POWER COST ADJUSTMENT:

     The Company has in place a power cost adjustment (PCA) mechanism which allows the customer's rates to be adjusted annually to reflect the Company's forecasted net power supply costs. Deviations from forecasted costs are deferred with interest and then adjusted (trued-up) in the subsequent year. The Company is currently recording a PCA debit in the amount of $1.5 million at March 31, 1994. The current balance is adjusted monthly as actual conditions are compared to the forecasted net power supply costs.

5.   FINANCING:

     (a) Debt:
     The Company currently has a $200,000,000 shelf registration statement which can be used for both First Mortgage Bonds
     (including Medium Term Notes) and Preferred Stock.

     (b) Stock:
     The Company currently issues original issue shares of common stock for its Dividend Reinvestment and Stock Purchase Plan, Employee Savings Plan, and Employee Stock Ownership Plan. For the three months ended March 31, 1994, 246,312 shares have been issued to these plans and 898,528 shares were issued for the entire year of 1993.



INDEPENDENT ACCOUNTANTS' REPORT


Idaho Power Company
Boise, Idaho


We have reviewed the accompanying consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiaries as of March 31, 1994 and the related consolidated statements of income and of cash flows for the three-month and twelve-month periods ended
March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiaries as of December
31, 1993 and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated January 29, 1994, we expressed an unqualified opinion on those consolidated financial statements (which includes an explanatory paragraph relating to a change in the Company's method of accounting for income taxes and postretirement benefits in the year ended December 31, 1993). In our opinion, the information set forth in the accompanying consolidated balance sheet and statement of capitalization as of December 31, 1993 is fairly stated, in all material respects, in relation to the consolidated balance sheet and statement of capitalization from which it has been derived.



DELOITTE & TOUCHE
Portland, Oregon

April 29, 1994



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Idaho Power Company's consolidated, wholly-owned subsidiaries consist of Idaho Energy Resources Co. (IERCO), Ida-West Energy Company (Ida-
West), IDACORP, INC, and Idaho Utility Products Company (IUPCO). Together, Idaho Power and these subsidiaries are referred to herein as the Company.

The Company is a predominately hydroelectric utility and as such, its results of operations, like those of certain other utilities in the Northwest, can be significantly affected by weather and streamflow conditions. Variations in energy usage by general business consumers occur from season to season and from month to month within a season, primarily as a result of weather conditions. Sales of non-firm (off-system) energy to other utilities also vary by quarters and years, depending principally upon water conditions for the generation of hydro energy coinciding with the energy requirements of other utilities. Operating costs fluctuate principally due to the impact of increased reliance on thermal generation or purchases of power from others during periods of reduced hydroelectric generation capability or strong non-firm energy market conditions. When fully implemented in the Idaho jurisdiction, the Power Cost Adjustment (PCA) mechanism (which includes a major portion of the operating expenses with the largest variation potential) will allow the Company's future operating and earnings per share results to be more dependent upon general regulatory, economic, and temperature related weather conditions and less on precipitation related weather and streamflow conditions.

EARNINGS PER SHARE

Earnings per share of common stock were $0.44 for the quarter and $2.03 for the twelve months ended March 31, 1994. These earnings result in an 11 cent (20 percent) decrease for the three month period, and a 28 cent (16 percent) increase for the twelve month period. The twelve month earnings equate to an 11.5 percent earned return on year-end March 31, 1994 common equity compared to the 10.1 percent earned through March 31 of last year.


                            RESULTS OF OPERATIONS

PRECIPITATION AND STREAMFLOWS

The first three months of 1994 were characterized by below normal precipitation and above normal temperatures throughout the service territory. For the Snake River above Brownlee Reservoir (water source to the three dam Hells Canyon complex which generates about half of the electricity produced by the Company in a normal year), the average snowpack is 59 percent of the 30-year average compared to 90 percent of average last year at this time. However, reservoir storage above Brownlee is 80 percent of capacity and 115 percent of average this year compared to 54 percent of capacity a year ago.

Inflows into Brownlee result from a combination of precipitation, storage and ground water conditions and at this time are expected to be
2.9 million acre-feet (MAF) or approximately 60 percent of the 65-year median of 4.8 MAF during the April-July period.

ENERGY REQUIREMENTS

The Company's total system energy requirements for the three month period have been supplied from the following sources: hydro generation 45 percent, thermal generation 51 percent and purchased power and other interchanges 4 percent. This compares to a total system energy requirement of 46 percent hydro, 48 percent thermal and 6 percent from purchased power and other interchanges for the same period of 1993.

With precipitation and streamflows below normal, the Company estimates that 44 percent of its 1994 energy requirements will come from hydro generation, 45 percent from thermal generation and 11 percent from purchased power and other interchanges. Under normal conditions, the Company's hydro system would contribute approximately 58 percent with thermal generation accounting for approximately 36 percent and the remaining 6 percent from purchased power and other interchanges.

POWER COST ADJUSTMENT

The Company has a Power Cost Adjustment (PCA) mechanism in its Idaho jurisdiction that enables the Company to collect, or refund a portion of the difference between net power supply costs actually incurred and those allowed in the base rates of the Company. The PCA is adjusted monthly as actual conditions are compared to the forecasted net power supply costs. At March 31, 1994, the Company had recorded $1.5 million of power supply costs above those projected in the 1993 forecast which will be included in the true-up portion of the 1994 PCA. Currently, 60 percent of the net power supply cost deviations from normalized rates are included in the PCA. After the Company's next general revenue requirement case is completed, the PCA will be raised to 90 percent of net power supply cost deviations. The Company filed its 1994 PCA application on April 15, 1994. This application requests an increase in the Idaho jurisdiction base rates. The increase over last year's PCA adjustment, for the period May 16, 1994 through May 15, 1995, is approximately $9.8 million or 2.5 percent which includes last year's true-up and other adjustments.

REVENUES

General business revenues were down for both the quarter ($11.0 million or 9.8 percent) and twelve months ending March 31, 1994 ($30.4 million or 6.8 percent). The quarterly decrease reflects above normal winter temperatures (compared to a more normal winter in 1993) which reduced demand in weather sensitive (residential and small commercial) customer classes. Additionally, large industrial loads were down due to reduced demand caused by temporary changes in operations at the FMC Corporation. The decline was somewhat offset by an increase in total general business customers served of 10,935, a 3.5 percent increase when compared to March 31, 1993. The reduction for the twelve month period reflects the first quarter changes as well as decreased 1993 irrigation loads caused by above normal precipitation during the spring and cool summer temperatures. Again, these decreases in revenues were partially offset by the increase in general business customers. Both periods also include the effect of the expiration in 1993 of the one-year temporary drought rate related rate relief approved in May 1992, by the IPUC and the addition of the PCA instituted in May 1993.

Firm sales were up $6.4 million and $13.1 million for the quarter and twelve month periods ended March 31, 1994. These increases were due to the addition of two firm contracts signed during 1993.

Surplus sales were down $7.6 million during the first quarter but were up $21.0 million for the twelve month period. The decrease reflects the lower precipitation received during the quarter and resultant reduced hydro-generation and less favorable market conditions while the increase reflects the improved hydro-generation conditions experienced during the last nine months of 1993.

Total operating revenues declined $12.0 million (8.5 percent) for the first three months of 1994 but improved $4.0 million (0.8 percent) for the twelve months ended March 31, 1994, when compared to the corresponding periods a year ago.

GENERAL REVENUE REQUIREMENT CASE

In April, the Company filed a notice with the IPUC stating its current intention to file a general revenue requirement rate case in its Idaho jurisdiction on or after June 8, 1994. The purpose of the filing would be to bring all of the Company's cost components to a current level in response to concerns expressed by the IPUC and various customer groups in recent regulatory proceedings. In this filing, the Company's allowed return on equity, among other things, will be subject to review. Recently allowed returns on common equity granted nationally have declined. This has created a contrast for some utilities with dividend payout levels set during periods of higher allowed returns. The Company will request an allowed return on equity above its present dividend yield on year-end book value sufficient to provide, among other things, current earnings to cover dividend payments, but cannot predict the final outcome of such rate proceedings in the current low interest rate environment.

EXPENSES

Total operating expenses were down $7.9 million (8.0 percent) for the quarter and $18.5 million (4.8 percent) for the twelve months ended March 31,1994.

Purchased power and fuel expenses were lower for both the three and twelve month periods. These declines reflect reduced firm energy sales and less favorable surplus market conditions during the first quarter and the improved hydro-generation conditions for the last nine months of 1993 compared with 1992, a year of severe drought.

All other operation and maintenance expenses were down $5.1 million for the three months ended March 31, 1994 but were up $14.0 million for the twelve month period. The decline for the quarter reflects unusually high expenses in 1993 resulting from the deferral of certain net power supply costs from 1992 into 1993 to match revenues collected under the temporary rate surcharge. The increase for the twelve month period is due to increased maintenance expense as the Company returned to a more normal level of operation in 1993 and 1994 as contrasted with the drought affected year of 1992. It also reflects increases in certain regulatory commission and employee payroll and benefit expenses. Depreciation expense increased as a result of greater plant investment base.

Total interest expense remained fairly constant for the three and twelve month periods reflecting the refinancing done during 1993 which reduced long-term interest expense and increases in other interest expense associated with tax settlements with the Internal Revenue Service. Income taxes decreased for the quarter but increased for the twelve month period reflecting the changes in pre-tax income.

IDA-WEST

Ida-West Energy Company (Ida-West), a wholly owned subsidiary of the Company, through various partnerships, owns 50 percent of five hydroelectric projects located in Idaho with a total generating capacity of approximately 34 megawatts, all of which are operated by an Ida-West subsidiary. Third parties unaffiliated with Ida-West own the remaining 50 percent of these projects, thus satisfying "qualifying facility" status under PURPA guidelines. These partnerships have obtained project financing (nonrecourse to the Company) for each of these facilities.

As a result of a construction-related incident involving the Falls River Project in 1992, the FERC issued a notice proposing civil penalties of no more than $500,000 against the project entity for alleged license and FERC regulation violations. In a settlement approved by the FERC on March 30, 1994, the project entity agreed to pay a civil penalty of $300,000, which was previously recorded as a liability, without admitting any violations.

As part of its Resource Contingency Program, the Bonneville Power Administration (BPA) requested proposals to provide up to 800 average megawatts of energy options. Ida-West along with two partners submitted a proposal for a 227 megawatt gas-fired cogeneration project to be located near Hermiston, Oregon, which was one of ten projects being given final consideration by BPA. On June 4, 1993, BPA selected the partnership's project, together with two other projects, to participate in the program. The partnership and BPA have signed an option development agreement that grants BPA an option to acquire energy and capacity from the project, including an exclusive right to acquire energy and capacity from a second 233 megawatt unit at the site, at any time during a five-year option hold period after all option development period tasks, including permitting, have been completed and that entitles the partnership to reimbursement by BPA for certain development costs based on milestones achieved. In addition, in March 1994, BPA and the partnership reached agreement on the power purchase contract setting forth the terms and conditions on which BPA will purchase energy and capacity from the project upon exercise of the option. The partnership expects the project development period tasks to be completed by year-end 1995. Project financing for construction costs would be non-recourse to the Company.

The Company's total equity investment in Ida-West is $20 million. Ida-West continues to actively seek new projects.


                       LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Net cash generation from operations for the three months ended March 31, 1994 amounted to $40.3 million. After deducting for both common and preferred dividends, net cash generation from operating activities provided approximately $21.2 million (a 10.2 percent decrease from the same period of 1993) for the Company's construction program and other capital requirements.

CASH EXPENDITURES

The Company's cash construction program for 1994 is presently estimated to require cash funds of approximately $119.5 million. Generating facilities comprise approximately 39 percent of the total required cash funds, transmission 11 percent, distribution 31 percent with the balance for general plant and equipment. This estimate is subject to revision in light of changing economic, regulatory and environmental factors and conservation policies. Approximately $27.9 million was expended during the first three months for construction and conservation.

The Company's primary financial commitments and obligations are related to contracts and purchase orders associated with the ongoing construction program and are expected to be financed using both internally generated funds and externally financed capital to the extent required. Although the Company has regulatory approval to incur up to $150 million of bank borrowings, it presently maintains lines of credit aggregating $70 million with various banks which may be used to finance a portion of the construction program on an interim basis. At March 31, 1994, the Company had $3.4 million of temporary cash investments and short-term borrowings of $2.0 million.

FINANCING PROGRAM

The Company continues to issue original issue shares through its Employee Savings, Dividend Reinvestment and Stock Purchase and Employee Stock Ownership Plans. During the first three months 246,312 shares were issued, producing approximately $6.8 million in proceeds to the Company. The Company anticipates issuing sufficient shares of common stock through these plans to generate approximately $13 million during 1994.

The Company has on file a shelf registration statement for the issuance of first mortgage bonds and/or preferred stock with a total aggregate principal amount not to exceed $200 million.

The Company's current objective is to maintain capitalization ratios of approximately 45 percent common equity, 8 to 10 percent preferred stock and the balance long-term debt. The Company's strategy is to achieve this target structure through accumulated earnings and issuance of new equity. The Company continues to explore cost savings through the economic refunding of current outstanding issues. For the twelve month period ended March 31, 1994 the Company's consolidated pre-tax interest coverage was 3.08 times.

CONSTRUCTION PROGRAM

Testing of unit one at the Swan Falls project was completed and the unit was declared available for commercial operation. Testing on unit 2 is nearly complete and is expected to be available for operation in early May 1994. Additional work to preserve the old historical power plant site will be completed by year-end 1994. Expansion of the Twin Falls project continues with completion estimated for mid-1995. Revised total cash expenditures of the Twin Falls expansion are currently estimated at $39.6 million with total construction costs at $42.4 million including allowance for funds used during construction. These two projects will add 56 megawatts of new capacity when completed.

The Company continues to explore the economic feasibility of constructing the Southwest Intertie Project. Approval of the Final Environmental Impact Statement/Proposed Plan Amendment from the Bureau of Land Management is expected during the second quarter of 1994. The Company has commenced negotiations with various utilities and electric providers for financial participation in the project. It is the Company's intention to retain up to a 20 percent ownership in the line.

SALMON RECOVERY PLAN

The Company continues to be actively involved with the long-term survival of anadromous fish runs on the Columbia and Lower Snake Rivers. The Company fully supports and actively participates in the regional effort to develop a comprehensive and scientifically credible recovery program for the salmon.

The Snake River Salmon Recovery Team submitted its Draft Recovery Plan (Draft Plan) to the National Marine Fisheries Service (NMFS) detailing its draft recommendations for restoring the listed Snake River salmon runs. The Company has concluded a review of the 500-page report and believes it sets forth a course of action that if fully implemented could lead to a successful recovery. The Draft Plan details comments regarding some institutional changes and responsibility for management of the recovery efforts. It suggests reductions in the ocean and in-river harvest rates, calls for significant improvements in transportation and collection systems, supports flow augmentation and habitat improvements, calls for a test drawdown of the Lower Granite Reservoir on the Snake River and suggests habitat, hatchery and predation improvements. The Company will continue to closely monitor the finalization of the Draft Plan which is to be released in 1994.

Pending the completion of a final recovery plan by the NMFS, the U.S. Army Corps of Engineers and other governmental agencies responsible for operating the federally-owned dams and reservoirs on the Snake and Columbia Rivers, have annually consulted with the NMFS regarding federal system operations. On March 28, 1994, Judge Malcolm Marsh of the U.S. District Court for the District of Oregon ordered the federal agencies to reinitiate the consultation completed for the 1993 operation of the federal system. Judge Marsh concluded that the consultations and subsequent operation of the federal system was "...too heavily geared towards a status quo that has allowed all forms of river activity to proceed..." at the expense of the fish. Although the Company has coordinated its operations to aid the federal agencies with their salmon recovery efforts, neither the Company nor the operation of any of the Company's facilities was directly involved in this litigation. It is possible that the court ordered re-consultation could lead to a change in operations for Company facilities in 1994. The Company is unable to assess the impacts, if any, that might occur as a result of any such changes.

It is possible the final recovery plan could have a material impact on the Company, as well as every other person, community and industry in the Northwest that depend on the Snake and Columbia Rivers. The Company is hopeful that the anadromous fish runs can be restored to the level that society demands without undue hardship placed upon the Company and those who benefit from its service.

RELICENSING

The Company's internal task force continues to vigorously pursue the relicensing of its hydro electric projects during the next 10 to 15 years. Although various federal relicensing requirements and issues need to be resolved in the relicensing process, the Company anticipates that its efforts in this matter for all of the hydro facilities will prove to be successful. The Company can not anticipate what type of environmental or operational requirements may be placed on the projects in the relicensing process, nor can it estimate what the eventual cost will be for relicensing.

COMPETITION

The electric utility industry in general has become, and is expected to be, increasingly competitive due to a variety of regulatory, economic and technological developments. With the advent of this more competitive environment, the Company continues to review and proceed with its ongoing strategic planning process. The Company's goal is to anticipate and fully integrate into its operations any legislative, regulatory, environmental, competitive and technological changes. The Company is well positioned to succeed in a more competitive environment with its low cost of energy production and is taking action to preserve its competitive advantage.

In September 1993, the Company submitted a detailed position paper to its state regulators and other interested parties outlining proposed resource acquisition policy changes. With the potential deregulation of the electric utility industry and a more competitive power supply market place, the Company believes that current resource acquisition policies must be changed to avoid burdening the Company and customers with unnecessary future power supply costs. The Company believes that the appropriate criteria to be utilized in establishing the requirement for future supply additions is need at the time of development and that the addition is the least-cost market alternative. Accordingly, in December 1993, the Company filed with the Idaho Public Utilities Commission (IPUC) for permission to approve lower prices for new cogeneration and small power production (CSPP) contracts. In response to the Company's filing, the IPUC found that there is good reason to believe that current Idaho CSPP purchase rates are too high and that rates contained in new CSPP contracts are subject to revision based on its final outcome.

On March 29, 1994 the Company filed an application with the IPUC seeking approval of the terms of a proposed cancellation of a January 22, 1993 Firm Energy Sales Agreement between Meridian Generating Company, L.P. (MGC) and the Company. The Firm Energy Sales Agreement is a 25-year agreement with MGC for a 54 MW natural gas-fired combined cycle cogeneration facility located in Meridian, Idaho with an estimated annual net firm energy production of 418,200 MWH and a scheduled operation date of January 1, 1996. The Company can replace the MGC agreement with less expensive power from an alternate source. The Company estimates that the revenue requirement savings, including cancellation charges paid to MGC, is between $130 to $170 million. The IPUC placed this filing on Modified Procedures on April 12, 1994 with a deadline of May 6, 1994 for interested parties to file written comments or protests.

Rosebud Enterprises, Inc. (Rosebud) filed a Complaint against the Company with the IPUC alleging that the Company unlawfully refused to sign a contract to purchase the output of a 40 MW petroleum waste-fired electric generating plant Rosebud proposes to build near Mountain Home, Idaho (Mountain Home Project). Because the Mountain Home Project is larger than 10 MW, the IPUC's established rates for small CSPP projects are not available to Rosebud. The parties have not been successful in negotiating a purchase price for the output of the Mountain Home Project. On April 20, 1994, the IPUC issued an Order clarifying the parameters for further negotiations and determining dispute resolution procedures to be followed if the parties are unable to negotiate a mutually acceptable purchase price.


                         PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 6, 1991, a complaint entitled Nez Perce Tribe, Plaintiff,
v. Idaho Power Company, Defendant, Civil No. CIV 91-0517-S-EJL, was filed against the Company in the United States District Court for the District of Idaho. The Company was served with the Complaint on March 26, 1992. In the Complaint, the Tribe contends that pursuant to treaties with the United States Government including the Treaty of June 11, 1855, 12 Stat. 957, and the Treaty of June 9, 1863, 14 Stat. 647, the right to take fish at all usual and accustomed fishing places outside the Nez Perce Reservation and the exclusive right to take fish in all streams running through or bordering the reservation were reserved for the Tribe in said treaties. The Complaint further states that the Snake River supported substantial runs of anadromous fish and that the construction of Brownlee, Oxbow and Hells Canyon Dams in 1958, 1961 and 1967, respectively, created total barriers to the migration of the anadromous fish, thereby destroying the fish runs and violating the reserved fishing rights stated in the above-described treaties. In the Complaint, the Tribe seeks actual, incidental and consequential damages in amounts to be proven at trial together with $150,000,000 in punitive damages as well as pre and post-judgment interest and costs and attorney fees.

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

On March 21, 1994, the Federal District Judge issued an Order Adopting the First Report and Recommendation of the Magistrate granting the Company's motion for summary judgment on all claims except the Tribe's claim for compensation based on exclusion from its usual and accustomed fishing places, which part of the motion the District Judge denied without prejudice. The District Judge will enter a ruling on that portion of the claim after analysis of the briefing the parties have submitted in response to the Magistrate's Second Report and Recommendation.

The lawsuit is still in the early stages, and the Company is unable to predict the outcome of this case. However, the Company believes its actions were lawful and intends to vigorously defend this suit.

This matter has been previously reported in Form 10-K dated March 16, 1992, March 12, 1993, March 10, 1994, and other reports filed with the Commission.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits:

          File
Exhibit   Number    As Exhibit

*4(a)     2-3413    B-2  -    Mortgage and Deed of
                              Trust, dated as of October 1, 1937,
                              between the Company and Bankers Trust
                              Company and R. G. Page, as Trustees.

*4(b)                    -    Supplemental Indentures to
                              Mortgage and Deed of Trust:

                                   Number              Dated

          1-MD        B-2-a        First               July 1, 1939
          2-5395      7-a-3        Second              November 15, 1943
          2-7237      7-a-4        Third               February 1, 1947
          2-7502      7-a-5        Fourth              May 1, 1948
          2-8398      7-a-6        Fifth               November 1, 1949
          2-8973      7-a-7        Sixth               October 1, 1951
          2-12941     2-C-8        Seventh             January 1, 1957
          2-13688     4-J          Eighth              July 15, 1957
          2-13689     4-K          Ninth               November 15, 1957
          2-14245     4-L          Tenth               April 1, 1958
          2-14366     2-L          Eleventh            October 15, 1958
          2-14935     4-N          Twelfth             May 15, 1959
          2-18976     4-O          Thirteenth          November 15, 1960
          2-18977     4-Q          Fourteenth          November 1, 1961
          2-22988     4-B-16       Fifteenth           September 15, 1964
          2-24578     4-B-17       Sixteenth           April 1, 1966
          2-25479     4-B-18       Seventeenth         October 1, 1966
          2-45260     2(c)         Eighteenth          September 1, 1972
          2-49854     2(c)         Nineteenth          January 15, 1974
          2-51762     2(c)(i)      Twentieth           August 1, 1974
          2-51722     2(c)(ii)     Twenty-first        October 15, 1974
          2-57374     2(c)         Twenty-second       November 15, 1976
          2-62035     2(c)         Twenty-third        August 15, 1978
          33-34222    4(d)(iii)    Twenty-fourth       September 1, 1979
          33-34222    4(d)(iv)     Twenty-fifth        November 1, 1981
          33-34222    4(d)(v)      Twenty-sixth        May 1, 1982
          33-34222    4(d)(vi)     Twenty-seventh      May 1, 1986
          33-00440    4(c)(iv)     Twenty-eighth       June 30, 1989
          33-34222    4(d)(vii)    Twenty-ninth        January 1, 1990
          33-65720    4(d)(iii)    Thirthieth          January 1, 1991
          33-65720    4(d)(iv)     Thirty-first        August 15, 1991
          33-65720    4(d)(v)      Thirty-second       March 15, 1992
          33-65720    4(d)(vi)     Thirty-third        April 1, 1993

          File
Exhibit   Number    As Exhibit

12                       -    Ratio of Earnings to Fixed Charges.

12(a)                    -    Supplemental Ratio of Earnings to
                              Fixed Charges.

12(b)                    -    Ratio of Earnings to Combined Fixed
                              Charges and Preferred Dividend Requirements.

12(c)                    -    Supplemental Ratio of Earnings to Combined
                              Fixed Charges and Preferred Dividend
                              Requirements.

15                       -    Letter re:  unaudited interim financial
                              information.

               (b) Reports on Form 8-K. No reports on Form 8-K were filed for the three months ended March 31, 1994.

*Previously Filed and Incorporated Herein By Reference.




                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             IDAHO POWER COMPANY
                                                (Registrant)



Date    May 9, 1994        By:  /s/             J LaMont Keen
                                                J LaMont Keen
                                             Vice President and
                                           Chief Financial Officer
                                        (Principal Financial Officer)



Date    May 9, 1994        By:  /s/          Harold J Hochhalter
                                             Harold J Hochhalter
                                                 Controller
                                       (Principal Accounting Officer)