Form 10-Q
period 1994-06-30
IDAHO POWER CO
filed 1994-08-05
CIK 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended  June 30, 1994

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

      Number of shares of Common Stock, $2.50 par value, outstanding as of July 31, 1994 is 37,612,351.




                             IDAHO POWER COMPANY

                                    Index




  Part I.  Financial Information:                                 Page No

  Item 1.  Financial Statements

     Consolidated Statements of Income - Three Months,
      Six Months and Twelve Months Ended June 30, 1994
      and June 30, 1993                                          3-5

     Consolidated Balance Sheets - June 30, 1994
      and December 31, 1993                                      6, 7

     Consolidated Statements of Cash Flows -
      Six Months and Twelve Months Ended June 30,
      1994 and June 30, 1993                                     8, 9

     Consolidated Statements of Capitalization -
      June 30, 1994 and December 31, 1993                        10

     Notes to Consolidated Financial Statements                  11-12

     Report on Review by Independent Accountants                 13

  Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                      14-22

  Part II.  Other Information:

  Item 6.  Exhibits and Reports on Form 8-K                      23-24

  Signatures                                                     25

                       PART I - FINANCIAL INFORMATION
                             IDAHO POWER COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED JUNE 30, 1994 AND 1993


Item 1. Financial Statements
                                                Three Months Ended
                                                     June 30,       Increase
                                                  1994      1993
(Decrease)
                                                     (Thousands of Dollars)
REVENUES (Notes 1 and 4)                       $128,541  $129,471  $  (930)

EXPENSES (Note 1):
 Operation:
   Purchased power                               19,927     9,872    10,055
   Fuel expense                                  16,588    10,725     5,863
   Other                                         25,167    36,088   (10,921)
 Maintenance                                     11,752    12,151      (399)
 Depreciation                                    15,527    15,492        35
 Taxes other than income taxes                    5,596     6,163      (567)

      Total expenses                             94,557    90,491     4,066

INCOME FROM OPERATIONS                           33,984    38,980    (4,996)

OTHER INCOME:
 Allowance for equity funds used during
  construction (Note 2)                             388       586      (198)
 Other - Net                                      2,258     2,370      (112)

      Total other income                          2,646     2,956      (310)

INTEREST CHARGES:
 Interest on long-term debt                      12,795    14,307    (1,512)
 Other interest                                     570       413       157

      Total interest charges                     13,365    14,720    (1,355)

 Allowance for borrowed funds used
  during construction and capitalized
  interest (Note 2)                                (319)     (578)      259

      Net interest charges                       13,046    14,142    (1,096)

INCOME BEFORE INCOME TAXES                       23,584    27,794    (4,210)

INCOME TAXES                                      6,554     9,270    (2,716)

NET INCOME                                       17,030    18,524    (1,494)
 Dividends on preferred stock                     1,819     1,318       501

EARNINGS ON COMMON STOCK                       $ 15,211  $ 17,206 $  (1,995)

AVERAGE COMMON SHARES
 OUTSTANDING (000)                               37,523    36,566       N/A
Earnings per share of common stock             $   0.41  $   0.47 $   (0.06)
Dividends paid per share of common stock       $  0.465  $  0.465 $    -

      The accompanying notes are an integral part of these statements.

                           IDAHO POWER COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
               FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993

                                                 Six Months Ended
                                                     June 30,       Increase
                                                  1994      1993   (Decrease)
                                                     (Thousands of Dollars)
REVENUES (Notes 1 and 4)                     $ 257,351  $ 270,280  $(12,929)

EXPENSES (Note 1):
 Operation:
   Purchased power                              25,140     18,367     6,773
   Fuel expense                                 42,074     36,709     5,365
   Other                                        54,015     71,164   (17,149)
 Maintenance                                    21,794     21,019       775
 Depreciation                                   31,560     30,911       649
 Taxes other than income taxes                  11,375     11,652      (277)

      Total expenses                           185,958    189,822    (3,864)

INCOME FROM OPERATIONS                          71,393     80,458    (9,065)

OTHER INCOME:
 Allowance for equity funds used during
  construction (Note 2)                          1,114      1,381      (267)
 Other - Net                                     4,788      5,147      (359)

      Total other income                         5,902      6,528      (626)

INTEREST CHARGES:
 Interest on long-term debt                     25,590     27,919    (2,329)
 Other interest                                  1,290        721       569

      Total interest charges                    26,880     28,640    (1,760)

 Allowance for borrowed funds used
  during construction and capitalized
  interest (Note 2)                               (835)    (1,406)      571

      Net interest charges                      26,045     27,234    (1,189)

INCOME BEFORE INCOME TAXES                      51,250     59,752    (8,502)

INCOME TAXES                                    15,960     19,880    (3,920)

NET INCOME                                      35,290     39,872    (4,582)
 Dividends on preferred stock                    3,607      2,663       944

EARNINGS ON COMMON STOCK                     $  31,683  $  37,209  $ (5,526)

AVERAGE COMMON SHARES
 OUTSTANDING (000)                              37,386     36,452       N/A
Earnings per share of common stock           $    0.85  $    1.02  $  (0.17)
Dividends paid per share of common stock     $    0.93  $    0.93  $    -

      The accompanying notes are an integral part of these statements.

                             IDAHO POWER COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
             FOR THE TWELVE MONTHS ENDED JUNE 30, 1994 AND 1993

                                                Twelve Months Ended
                                                     June 30,       Increase
                                                  1994      1993   (Decrease)
                                                     (Thousands of Dollars)
REVENUES (Notes 1 and 4)                       $527,473 $529,264  $ (1,791)

EXPENSES (Note 1):
 Operation:
   Purchased power                               52,134   48,291     3,843
   Fuel expense                                  93,221   91,554     1,667
   Other                                        104,103  123,041   (18,938)
 Maintenance                                     43,911   39,315     4,596
 Depreciation                                    59,373   61,000    (1,627)
 Taxes other than income taxes                   21,852   22,050      (198)

      Total expenses                            374,594  385,251   (10,657)

INCOME FROM OPERATIONS                          152,879  144,013     8,866

OTHER INCOME:
 Allowance for equity funds used during
  construction (Note 2)                           2,794    2,734        60
 Other - Net                                      9,564    9,948      (384)

      Total other income                         12,358   12,682      (324)

INTEREST CHARGES:
 Interest on long-term debt                      51,378   54,958    (3,580)
 Other interest                                   3,317    1,322     1,995

      Total interest charges                     54,695   56,280    (1,585)

 Allowance for borrowed funds used
  during construction and capitalized
  interest (Note 2)                              (1,894)  (2,651)      757

      Net interest charges                       52,801   53,629      (828)

INCOME BEFORE INCOME TAXES                      112,436  103,066     9,370

INCOME TAXES                                     32,553   28,976     3,577

NET INCOME                                       79,883   74,090     5,793
 Dividends on preferred stock                     6,954    5,355     1,599

EARNINGS ON COMMON STOCK                       $ 72,929 $ 68,735  $  4,194

AVERAGE COMMON SHARES
 OUTSTANDING (000)                               37,141   36,219       N/A
Earnings per share of common stock             $   1.96 $   1.90  $   0.06
Dividends paid per share of common stock       $   1.86 $   1.86  $   -

      The accompanying notes are an integral part of these statements.

                             IDAHO POWER COMPANY
                         CONSOLIDATED BALANCE SHEETS
                                   ASSETS

                                                   June 30,    December 31,
                                                     1994          1993
                                                   (Thousands of Dollars)
ELECTRIC PLANT:
 In service (at original cost)                     $2,341,161  $2,249,723
   Less accumulated provision for
    depreciation                                      753,093     728,979

    In service - Net                                1,588,068   1,520,744
 Construction work in progress                         49,186      92,682
 Held for future use                                    2,958       2,958

      Electric plant - Net                          1,640,212   1,616,384

INVESTMENTS AND OTHER PROPERTY                         19,807      20,772

CURRENT ASSETS:
 Cash and cash equivalents                              5,659       8,228
 Receivables:
   Customer                                            26,965      29,741
   Less allowance for uncollectible accounts          (1,400)     (1,377)
   Notes                                                4,629       5,616
   Employee notes receivable                            5,752       5,909
   Other                                                4,223       1,858
 Accrued unbilled revenues (Note 1)                    26,349      25,583
 Materials and supplies (at average cost)              24,662      23,372
 Fuel stock (at average cost)                          10,721      11,553
 Prepayments                                           20,057      20,975
 Regulatory assets associated with income taxes         5,572       4,914

      Total current assets                            133,189     136,372

DEFERRED DEBITS:
 American Falls and Milner water rights                32,605      32,755
 Company owned life insurance                          45,434      45,294
 Regulatory assets associated with income taxes       174,359     171,569
 Regulatory assets - other                             46,613      35,036
 Other                                                 39,458      39,235

      Total deferred debits                           338,469     323,889


      TOTAL                                        $2,131,677  $2,097,417

        The accompanying notes are an integral part of these statements.

                            IDAHO POWER COMPANY
                         CONSOLIDATED BALANCE SHEETS
                        CAPITALIZATION & LIABILITIES

                                                    June 30,    December 31,
                                                      1994          1993
                                                    (Thousands of Dollars)
CAPITALIZATION (See Page 10):
 Common stock equity - $2.50 par value (shares
  authorized 50,000,000; shares outstanding
   June 30, 1994 - 37,612,351; December 31,
    1993 -  37,085,055)                            $  672,891  $  662,367
 Preferred stock                                      132,544     132,751
 Long-term debt (Note 5)                              693,643     693,780

      Total capitalization                          1,499,078   1,488,898

CURRENT LIABILITIES:
 Long-term debt due within one year                       467         466
 Notes payable                                         20,000       4,000
 Accounts payable                                      29,012      31,912
 Taxes accrued                                         13,934      15,452
 Interest accrued                                      14,824      14,920
 Other                                                 12,255      13,731

      Total current liabilities                        90,492      80,481

DEFERRED CREDITS:
 Accumulated deferred investment tax credits           71,543      72,013
 Accumulated deferred income taxes                    368,083     358,280
 Regulatory liabilities associated with income
  taxes                                                34,920      34,968
 Regulatory liabilities - other                         2,148       4,235
 Other                                                 65,413      58,542

      Total deferred credits                          542,107     528,038

COMMITMENTS AND CONTINGENT LIABILITIES (Note 3)


      TOTAL                                        $2,131,677  $2,097,417

      The accompanying notes are an integral part of these statements.

                           IDAHO POWER COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993

                                                      Six Months Ended
                                                          June 30,
                                                      1994        1993
                                                    (Thousands of Dollars)
OPERATING ACTIVITIES:
 Cash received from operations:
   Retail revenues                                   $219,526    $223,086
   Wholesale revenues                                  33,167      43,680
   Other revenues                                      11,276      11,035
 Fuel paid                                            (44,577)    (37,542)
 Purchased power paid                                 (17,486)    (22,031)
 Other operation & maintenance paid                   (87,212)    (79,039)
 Interest paid (includes long and
  short-term debt only)                               (25,860)    (30,161)
 Income taxes paid                                    (11,750)    (17,738)
 Taxes other than income taxes paid                    (8,816)     (9,153)
 Other operating cash receipts and payments-Net        (6,604)       (724)
      Net cash provided by operating activities        61,664      81,413
FINANCING ACTIVITIES:
 First mortgage bonds issued                              -       158,286
 PC bond fund requisitions/other long-term debt           -         5,454
 Common stock issued                                   13,398      13,183
 Short-term borrowings                                 16,000      (6,000)
 Long-term debt retirement                                (33)   (161,443)
 Preferred stock retirement                              (122)        (47)
 Dividends on preferred stock                          (3,658)     (2,553)
 Dividends on common stock                            (34,615)    (33,771)
      Net cash - financing activities                  (9,030)    (26,891)
INVESTING ACTIVITIES:
 Additions to utility plant                           (54,061)    (51,244)
 Conservation                                          (2,980)     (2,938)
 Other                                                  1,839       2,280
      Net cash - investing activities                 (55,202)    (51,902)
 Change in cash and cash equivalents                   (2,569)      2,620
 Cash and cash equivalents beginning of period          8,228       4,966
      Cash and cash equivalents end of period        $  5,659    $  7,586
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
 Net Income                                          $ 35,290    $ 39,872
 Adjustments to reconcile net income to net cash:
   CSPP-Net amortization/(deferral)                       -         (519)
   Depreciation                                        31,560      30,911
   Deferred income taxes                                6,901       3,321
   Investment tax credit-Net                           (1,119)       (374)
   Allowance for funds used during construction        (1,949)     (2,787)
   Postretirement benefits funding (excl pensions)     (1,280)       (625)
   Changes in operating assets and liabilities:
    Accounts receivable                                 6,618       7,521
    Fuel inventory                                     (2,503)       (833)
    Accounts payable                                    7,655     (3,145)
    Taxes payable                                       1,005       1,718
    Interest payable                                      795     (1,599)
   Other - Net                                        (21,309)      7,952
      Net cash provided by operating activities      $ 61,664    $ 81,413

      The accompanying notes are an integral part of these statements.

                             IDAHO POWER COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE TWELVE MONTHS ENDED JUNE 30, 1994 AND 1993

                                                      Twelve Months Ended
                                                             June 30,
                                                        1994        1993
                                                     (Thousands of Dollars)
OPERATING ACTIVITIES:
 Cash received from operations:
   Retail revenues                                   $431,065    $444,375
   Wholesale revenues                                  74,212      63,738
   Other revenues                                      23,652      26,530
 Fuel paid                                            (90,920)    (91,436)
 Purchased power paid                                 (45,700)    (56,161)
 Other operation & maintenance paid                  (170,186)   (153,670)
 Interest paid (includes long and
  short-term debt only)                               (52,047)    (56,974)
 Income taxes paid                                    (26,524)    (25,236)
 Taxes other than income taxes paid                   (21,829)    (22,364)
 Other operating cash receipts and payments-Net         2,265      (4,878)
      Net cash provided by operating activities       123,988     123,924
FINANCING ACTIVITIES:
 First mortgage bonds issued                           29,850     158,286
 PC bond fund requisitions/other long-term debt           140      10,947
 Common stock issued                                   26,996      56,981
 Preferred stock issued                                24,781         -
 Short-term borrowings                                 19,860         -
 Long-term debt retirement                            (30,468)   (161,443)
 Preferred stock retirement                              (140)       (109)
 Dividends on preferred stock                          (7,020)     (5,108)
 Dividends on common stock                            (68,802)    (67,101)
      Net cash - financing activities                  (4,803)     (7,547)
INVESTING ACTIVITIES:
 Additions to utility plant                          (125,766)   (114,283)
 Conservation                                          (6,730)     (6,187)
 Other                                                 11,385       4,802
      Net cash - investing activities                (121,111)   (115,668)
 Change in cash and cash equivalents                   (1,927)        709
 Cash and cash equivalents beginning of period          7,586       6,877
      Cash and cash equivalents end of period        $  5,659    $  7,586
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
 Net income                                          $ 79,883    $ 74,090
 Adjustments to reconcile net income to net cash:
   CSPP-Net amortization/(deferral)                       -        (2,672)
   Depreciation                                        59,373      61,000
   Deferred income taxes                               10,270       5,264
   Investment tax credit-Net                           (2,328)     (1,228)
   Allowance for funds used during construction        (4,688)     (5,385)
   Postretirement benefits funding (excl pensions)     (8,135)     (8,673)
   Changes in operating assets and liabilities:
    Accounts receivable                                 1,457       5,379
    Fuel inventory                                      2,301         118
    Accounts payable                                    6,433      (5,198)
    Taxes payable                                      (1,854)       (547)
    Interest payable                                    1,384        (924)
   Other - Net                                        (20,108)      2,700
      Net cash provided by operating activities      $123,988    $123,924

      The accompanying notes are an integral part of these statements.

                             IDAHO POWER COMPANY
                  CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                June 30,       December 31,
                                                   1994            1993
                                                    (Thousands of Dollars)
COMMON STOCK EQUITY:
 Common stock (Note 5)                    $   94,031        $   92,713
 Premium on capital stock                    363,021           350,882
 Capital stock expense                        (4,129)           (4,128)
 Retained earnings                           219,968           222,900
      Total common stock equity              672,891  44.9%    662,367  44.5%
PREFERRED STOCK, cumulative,
($100 par or stated value):
 4% preferred stock (authorized 215,000;
   shares outstanding: 1994-175,444;
   1993-177,506)                              17,544            17,751
 Serial preferred stock, authorized
  150,000 shares:
   7.68% Series, outstanding
   150,000 shares                             15,000            15,000
 Serial preferred stock, without
  par value, authorized 3,000,000
  shares:
   8.375% Series (authorized and
    outstanding 250,000 shares)               25,000            25,000
   Auction Rate Preferred Series A
     (authorized and outstanding 500
      shares)                                 50,000            50,000
   7.07% Series (authorized and
    outstanding 250,000 shares)               25,000            25,000
      Total preferred stock                  132,544   8.8     132,751   8.9
LONG-TERM DEBT (Note 5):
 First mortgage bonds:
   5 1/4% Series due 1996                     20,000            20,000
   5.33 % Series due 1998                     30,000            30,000
   8.65 % Series due 2000                     80,000            80,000
   6.40 % Series due 2003                     80,000            80,000
   8    % Series due 2004                     50,000            50,000
   9.50% Series due 2021                      75,000            75,000
   7.50% Series due 2023                      80,000            80,000
   8 3/4% Series due 2027                     50,000            50,000
   9.52% Series due 2031                      25,000            25,000
      Total first mortgage bonds             490,000           490,000
 Pollution control revenue bonds:
   5.90 % Series due 2003                     25,050*           25,050*
   6    % Series due 2007                     24,000            24,000
   7 1/4% Series due 2008                      4,360             4,360
   7 5/8% Series 1983-1984 due 2013-2014      68,100            68,100
   8.30 % Series 1984 due 2014                49,800            49,800
      Total pollution control
      revenue bonds                          171,310           171,310
   *Less amount due within one year             (400)             (400)
      Net pollution control revenue bonds    170,910           170,910
 REA Notes                                     1,801             1,834
   Less amount due within one year               (67)              (66)
      Net REA Notes                            1,734             1,768
 American Falls bond guarantee                20,905            21,055
 Milner Dam note guarantee                    11,700            11,700
 Unamortized premium/discount - Net           (1,606)           (1,653)
      Total long-term debt                   693,643  46.3     693,780  46.6

TOTAL CAPITALIZATION                      $1,499,078 100.0% $1,488,898 100.0%

      The accompanying notes are an integral part of these statements.

                             IDAHO POWER COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1.   SUMMARY OF ACCOUNTING POLICIES:

        Financial Statements
        In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the consolidated financial position as of June 30, 1994 and the consolidated results of operation for the three months, six months and twelve months ended June 30, 1994 and 1993 and the consolidated cash flows for the six months and twelve months ended June 30, 1994 and 1993. These condensed financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which would be included in full year financial statements and therefore they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. The results of operation for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

   2.   ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFDC):

        The allowance, a non-cash item, represents the composite interest costs of debt, shown as a reduction to interest charges, and a return on equity funds, shown as an addition to other income, used to finance construction. While cash is not realized currently from such allowance, it is realized under the rate making process over the service life of the related property through increased revenues resulting from higher rate base and higher depreciation expense. Based on the uniform formula adopted by the Federal Energy Regulatory Commission, the Company's weighted average monthly AFDC rate for the six months ended June 30, 1994, was 9.1 percent and was 9.6 percent for the entire year of 1993.

   3.   COMMITMENTS AND CONTINGENT LIABILITIES:

        Commitments under contracts and purchase orders relating to the Company's program for construction and operation of facilities amounted to approximately $17,700,000 at June 30, 1994. The commitments are generally revocable by the Company subject to reimbursement of manufacturers' expenditures incurred and/or other termination charges.

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

   4.   POWER COST ADJUSTMENT:

        The Company has in place, in its Idaho jurisdiction, a Power Cost Adjustment (PCA) mechanism which allows the customer's rates to be adjusted annually to reflect the Company's forecasted net power supply costs. Deviations from forecasted costs are deferred with interest and then adjusted (trued-up) in the subsequent year. At June 30, 1994, the Company had recorded $5.3 million of power supply costs above those projected in the 1994 forecast. The current balance is adjusted monthly as actual conditions are compared to the forecasted net power supply costs.

   5.   FINANCING:

        (a) Debt:
        The Company currently has a $200,000,000 shelf registration statement which can be used for both First Mortgage Bonds
        (including Medium Term Notes) and Preferred Stock.

        (b) Stock:
        In June 1994, the Company discontinued issuing original issue shares of its common stock through its Employee Savings, Dividend Reinvestment and Stock Purchase, and Employee Stock Ownership Plans. For these plans the shares are purchased on the open market. During the first six months of 1994, the Company issued 527,296 original issue shares, producing about $13.4 million in proceeds.










     INDEPENDENT ACCOUNTANTS' REPORT


     Idaho Power Company
     Boise, Idaho


     We have reviewed the accompanying consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiaries as of June 30, 1994 and the related consolidated statements of income for the three-month, six-month and twelve-month periods ended June 30, 1994 and 1993 and consolidated statements of cash flows for the six-month and twelve-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiaries as of December 31, 1993 and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein), and in our report dated January 31, 1994, we expressed an unqualified opinion on those consolidated financial statements (which includes an explanatory paragraph relating to a change in the Company's method of accounting for income taxes and postretirement benefits in the year ended December 31, 1993). In our opinion, the information set forth in the accompanying consolidated balance sheet and statement of capitalization as of December 31, 1993 is fairly stated, in all material respects, in relation to the consolidated balance sheet and statement of capitalization from which it has been derived.


     DELOITTE & TOUCHE
     Portland, Oregon

     July 29, 1994
     Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion relates to Idaho Power Company and its four consolidated, wholly-owned subsidiaries: Idaho Energy Resources Company (IERCo), Ida-West Energy Company (Ida-West), IDACORP, Inc., and Idaho Utility Products Company (IUPCO). Idaho Power Company and its subsidiaries are collectively referred to here as the Company.

     Because the Company is primarily a hydroelectric utility, its operational results, like those of other utilities in the Northwest, are significantly affected by weather and streamflow conditions. In addition, the amount of energy used by general business consumers varies from season to season - and from month to month within each season - due primarily to seasonal weather. Non-firm (or off-system) energy sales also vary, by quarters and by years, as a result of hydro conditions and energy demand from other utilities. Finally, operating costs fluctuate during periods when reduced hydroelectric generating capability or strong non-firm energy market conditions increase the Company's reliance on thermal generation or purchases of power from other utilities. The Company's Power Cost Adjustment (PCA) mechanism, approved by the Idaho Public Utilities Commission (IPUC) and implemented in 1993, includes a major portion of those operating expenses that have the greatest potential for variation. When the PCA is fully implemented in Idaho, the Company's operating and earnings per share results will be more closely aligned with general regulatory, economic, and temperature-related weather conditions, and will be less dependent on variable precipitation and streamflow conditions.1

     Earnings Per Share

     Earnings per share of common stock were $.41 for the quarter, a decrease of $.06 (or 12.8 percent) from the same quarter last year. Year-to-date, earnings per share were $.85, a decrease of $.17 (16.7 percent), and the twelve months ended June 30, 1994 showed earnings of $1.96 per share, an increase of $.06 (3.2 percent). The twelve-month earnings represent a 10.8 percent earned return on year-end (June 30) common equity, compared to last year's 10.7 percent return. The Board of Directors reaffirmed the dividend at $0.465 per share ($1.86 annually). In the Company's current rate filing, the allowed return on equity, among other things, will be subject to review. Allowed returns on common equity granted nationally have declined over the last few years as a result of a lower interest rate environment. This has created a contrast for some utilities with dividend payout levels set during periods of higher allowed returns. The Company has requested an allowed return on equity above its present dividend yield on year-end book value sufficient to provide, among other things, current earnings to cover dividend payments, but cannot predict the final outcome of such rate proceedings.


     RESULTS OF OPERATIONS

     Precipitation and Streamflows

     The Company's service territory continued to experience lower than normal precipitation and higher than normal temperatures during the second quarter. As of June 1, 1994, reservoir storage above Brownlee Reservoir (water source for the Hells Canyon hydroelectric complex) was at 81 percent of capacity and 79 percent of average, compared to 90 percent of capacity at this time last year. Given the present precipitation, storage, and ground water conditions, the Company expects streamflows into Brownlee to be 2.8 million acre-feet (MAF) for the April-July period (which includes flow augmentation for the downstream migration of anadromous fish), approximately 52 percent of the 65-year median amount of 4.8 MAF. These conditions mirror the drought years of 1990, 1991 and 1992 and that have continued to plague the Company's service territory seven out of the last eight years.

     Energy Requirements

     For the first six months of 1994, the Company's total energy requirements were met by hydro generation (46 percent), thermal generation (44 percent), and purchased power and other interchanges (10 percent). During the same period of 1993, these percentages were: 60 percent hydro, 34 percent thermal, and 6 percent purchased power and other interchanges. With precipitation and streamflows below normal, the Company estimates that it will derive 43 percent of its total 1994 energy requirements from hydro generation, 46 percent from thermal generation, and 11 percent from purchased power and other interchanges. Under normal conditions, these percentages would be closer to 58 percent hydro, 36 percent thermal, and 6 percent purchased power and other interchanges.

     Power Cost Adjustment

     The Company's PCA mechanism currently allows it to collect, or refund, 60 percent of the difference between actual net power supply costs and those allowed in the Company's Idaho base rates. Deviations from forecasted costs are deferred with interest and trued up the following year. At June 30, 1994, the Company had recorded $5.3 million of power supply costs above those projected in the 1994 forecast. This current balance will be adjusted monthly as actual conditions are compared to the forecasted net power supply costs. The final cumulative amount will be included in the 1995 true-up adjustment. Once the Company's pending general revenue requirement case is resolved, the PCA will be raised to 90 percent of net power supply cost deviations. The Company filed its 1994 PCA application on April 15, 1994, requesting an increase in base rates for the Idaho jurisdiction. The approved increase over last year's PCA adjustment (in effect from May 16, 1994 through May 15, 1995) is approximately $9.8 million, or 2.5 percent. This figure includes last year's true-up and other adjustments.

     Revenues

     General business revenues were up for both the quarter ($12.2 million or 12.2 percent), and the first six months of 1994 ($1.2 million or 0.6 percent), but were lower for the twelve months ending June 30, 1994 ($7.0 million or 1.6 percent).

     The quarterly increase reflects a $10.2 million (59.9 percent) increase in irrigation sales over 1993 sales, as well as an increase in the number of customers served in the small commercial class. Large industrial loads were about the same, even with reduced demand caused by changes in operations at FMC Corporation. The total number of general business customers served rose by 11,972, a 3.8 percent increase over the same period last year.

     Some of the same factors also account for the year-to-date increase in revenues, including increased 1994 irrigation loads caused by below normal spring precipitation and warmer summer temperatures. Milder temperatures earlier in the period dampened this increase in revenues by reducing residential loads for heating and cooling. The increase in general business customers also helped to account for the year-to-date revenue increase.

     The reduction in revenues for the twelve-month period reflects again both reduced residential energy demands caused by variations in weather, and the operational changes at FMC. Revenue results of all three periods were affected by two regulatory developments. First, the temporary, one-year drought-related rate relief approved by the IPUC in May 1992 expired last year. Second, the PCA was implemented in May 1993. Together, these two regulatory developments produced a net reduction in revenues.

     Earthquake damage to a central delivery point in California prevented delivery to a firm wholesale customer. As a result, firm sales declined slightly for the quarter. Even so, firm sales rose $6.2 million and $12.4 million for the year-to-date and the twelve months respectively, due to the addition of two firm contracts signed during 1993. Surplus sales were down $14.2 million during the second quarter, $21.8 million year-to-date, and $9.0 million for the twelve-month period. These decreases can be traced to less favorable hydro generation as compared to the improved hydro generation conditions experienced during 1993.

     When compared to the corresponding periods a year ago, total operating revenues declined $0.9 million (0.7 percent) for the second quarter of 1994, $12.9 million (4.8 percent) year-to-date, and $1.8 million (0.3 percent) for the twelve months ended June 30, 1994.

     General Revenue Requirement Case

     On June 30, 1994, the Company filed a general revenue requirement rate case with the IPUC. The proposed $37.05 million increase in annual revenues translates to an average 9.09 percent rise in customer rates. This filing is the Company's first requested general rate increase since 1985, and will bring all of the Company's cost components to a current level in response to concerns expressed by the IPUC and various customer groups in recent regulatory proceedings.

     The Company is requesting a 12.5 percent return on common equity applied to a 45 percent common equity component. In addition, this request will update the base net power supply cost components included in the PCA. When the IPUC issues a revenue requirement order on the permanent rate request, the PCA mechanism will be increased from the current 60 percent to 90 percent.

     Since the IPUC typically suspends requests for permanent rate increases to allow for public hearings, the Company has asked that a portion of the proposed increase be granted as interim relief. This interim request for an $11.5 million increase in its revenue requirement (a 2.83 percent uniform rate increase) was proposed to take effect August 1, 1994, allowing the Company to begin recovering its investment in the Swan Falls Power Plant expansion and the new construction at Milner Power Plant. Both facilities are now in operation. The IPUC suspended the August 1, 1994 date and held a hearing on August 2, 1994 for the interim request.

     In addition, the Company filed for temporary drought rate relief with the Oregon Public Utilities Commission (OPUC). The OPUC issued an accounting order that grants the Company permission to begin deferring, with interest, 60 percent of Oregon's share in the Company's increased power supply costs incurred between May 13, 1994 and December 31, 1994. After the close of 1994 the Company is required to file its deferred amount amortization proposal with the OPUC.

     Expenses

     Total operating expenses were up $4.1 million (4.5 percent) for the quarter, down $3.9 million (2.0 percent) year-to-date, and down $10.7 million (2.8 percent) for the twelve months ended June 30, 1994

     Purchased power and fuel expenses were higher for the three-, six-, and twelve-month periods. These increases reflect poor hydro conditions that increased the Company's reliance on thermal generation and purchased power to meet customer demand. All other operation and maintenance expenses were down $11.3 million for the second quarter, $16.4 million year-to-date, and $14.3 million for the twelve-month period. These decreases reflect the change as the Company went from lower PCA costs in 1993 (due to better hydro conditions) to higher PCA costs in 1994 (due to the return of drought conditions). Deferral of deviations from forecasted costs increased expenses in 1993, while lowering them in 1994. The decrease was offset somewhat by increases in certain regulatory commission and employee payroll and benefit expenses. Depreciation expense increased as a result of greater plant investment.

     Total interest expense decreased $1.4 million, $1.8 million, and $1.6 million for the three-, six-, and twelve-month periods respectively. Refinancing during 1993 reduced long-term interest expense, while tax settlements with the Internal Revenue Service increased other interest expenses. Income taxes decreased for the three- and six-month periods, but increased for the twelve months ended June 30, 1994 as a result of changes in pre-tax income.

     Ida-West

     This wholly-owned subsidiary of the Company owns, through various partnerships, 50 percent of five Idaho hydroelectric projects with a total generating capacity of approximately 34 megawatts (MW). All of these projects are operated by various Ida-West subsidiaries. Third parties unaffiliated with Ida-West own the remaining 50 percent of these projects, thus satisfying "qualifying facility" status under PURPA guidelines. The partnerships have obtained project financing (non-recourse to the Company) for each of these facilities.

     As a part of its Resource Contingency Program, the Bonneville Power Administration (BPA) requested proposals to provide up to 800 average megawatts of energy options. Ida-West, along with two partners, submitted a proposal for a 227 megawatt gas-fired cogeneration project to be located near Hermiston, Oregon. This proposed project was one of ten under final consideration by BPA. On June 4, 1993, BPA selected three projects - including that of the partnership - for participation in the program. The partnership and BPA signed an option development agreement granting BPA an option to acquire energy and capacity from the project any time during a five-year option hold period after all option development period tasks, including permitting, have been completed. The option also entitles the partnership to BPA reimbursement for certain development costs, based on achievement of certain milestones. This option includes an exclusive right to acquire energy and capacity from a second 233 megawatt unit at the site during the same five-year option hold period. In March 1994, BPA and the partnership reached an additional agreement on the power purchase contract, setting forth the terms and conditions on which BPA will purchase energy and capacity from the project upon exercise of the option. The partnership expects to complete development period tasks by year-end 1995. Project financing for construction costs would be non-recourse to the Company.

     The Company's total cash investment in Ida-West is $20 million. Ida-West continues an active search for new projects.


                       LIQUIDITY AND CAPITAL RESOURCES


     Cash Flow

     Net cash generation from operations was $61.7 million for the first six months of 1994. After deducting common and preferred dividends, net cash generation from operations provided approximately $23.4 million for the Company's construction program and other capital requirements. This was a 48.1 percent decrease from the same period of 1993.

     Cash Expenditures

     At present, the Company estimates that its cash construction program for 1994 will require approximately $114.0 million. Generating facilities account for about 33 percent of total required cash funds, transmission for 14 percent, distribution for 39 percent, and general plant and equipment for the balance. This estimate is subject to revision in light of changing economic, regulatory, and environmental factors and conservation policies. Year-to-date, the Company has expended approximately $57.0 million for construction and conservation.

     The Company's primary financial commitments and obligations are related to contracts and purchase orders for the ongoing construction program. They are expected to be financed with both internally-generated funds and externally-financed capital to the extent required. Although the Company has regulatory approval to incur up to $150 million of bank borrowings, it presently maintains lines of credit aggregating $70 million with various banks. These lines of credit may be used to finance a portion of the construction program on an interim basis. At June 30, 1994, the Company had $5.1 million of temporary cash investments and short-term borrowings of $20.0 million.

     Financing Program

     In June 1994, the Company discontinued issuing original issue shares of its common stock through its Employee Savings, Dividend Reinvestment and Stock Purchase, and Employee Stock Ownership Plans. For these plans the shares are purchased on the open market. During the first six months of 1994, the Company issued 527,296 original issue shares, producing about $13.4 million in proceeds. In addition, the Company has on file a shelf registration statement for the issuance of first mortgage bonds and/or preferred stock with a total aggregate principal amount not to exceed $200 million.

     The Company's current objective is to maintain capitalization ratios of approximately 45 percent common equity, 8 to 10 percent preferred stock, and the balance in long-term debt. Its strategy is to achieve this target structure through accumulated earnings and issuance of new equity. The Company continues to explore cost savings through the economic refunding of current outstanding issues. For the twelve months ended June 30, 1994, the Company's consolidated pre-tax interest coverage was 3.06 times.

     Construction Program

     In early spring, the Company completed testing of the Swan Falls Project, and both units were declared available for commercial operation. Additional work to preserve the old power plant as an historical site will be completed by the end of the year. Expansion of the Twin Falls Project continues, with completion estimated for mid-1995. Revised total cash expenditures for the Twin Falls expansion are currently estimated at $39.6 million, with total construction costs at $42.4 million, including an allowance for funds used during construction. When completed, this project will add 43 MW of new capacity to the Company's generation system.

     In addition, the Company continues to explore the economic feasibility of constructing the Southwest Intertie Project. The Bureau of Land Management is expected to approve the Final Environmental Impact Statement/Proposed Plan Amendment during the third or fourth quarter of 1994. The Company has begun negotiations with various utilities and electric providers for financial participation in the project, with the intention of retaining up to a 20 percent ownership in the line.

     Competition

     Competition is increasing in the electric utility industry, due to a variety of regulatory, economic, and technological developments. In response, the Company continues to review and proceed with a strategic planning process designed to anticipate and fully integrate into Company operations any legislative, regulatory, environmental, competitive, or technological changes. With its low energy production costs, the Company is well-positioned to succeed in a more competitive environment and is taking action to preserve its competitive advantage.

     In September 1993, the Company submitted a detailed position paper to its state regulators and other interested parties. This report outlined proposed changes in the Company's resource acquisition policy. With the potential deregulation of the electric utility industry, and a more competitive power supply marketplace, the Company believes that current resource acquisition policies must be changed to avoid burdening it and its customers with unnecessary future power supply costs. The Company believes that the appropriate criteria for adding future supplies should be power needs at the time of development and that the addition be the least-cost market alternative. Therefore, the Company filed with the IPUC in December 1993 for permission to approve lower prices for new cogeneration and small power production (CSPP) contracts. The IPUC found that there was good reason to believe that current Idaho CSPP purchase rates too high and that rates contained in new CSPP contracts would be subject to revision based on its final outcome. The IPUC has scheduled a second pre-hearing conference in mid-August to set schedules for hearings in this case.

     Rosebud Enterprises, Inc. (Rosebud) filed a Complaint against the Company with the IPUC, alleging that the Company refused to sign a contract to purchase the output of a 40 MW petroleum waste-fired generating plant that Rosebud proposes to build near Mountain Home, Idaho. Because this facility, known as the Mountain Home Project, is larger than 10 MW, the IPUC's established rates for small CSPP projects are not available to Rosebud. On April 20, 1994, the IPUC issued an Order clarifying the parameters for further negotiations and detailing resolution procedures if the parties cannot agree on a mutually acceptable purchase price.

     On March 29, 1994 the Company filed an application with the IPUC seeking approval of its proposed cancellation of a January 22, 1993 Firm Energy Sales Agreement (FESA) with Meridian Generating Company, L.P. (MGC). The FESA was a 25-year agreement with MGC for a 54 MW natural gas-fired combined cycle cogeneration facility located in Meridian, Idaho. On June 3, 1994, the IPUC approved the buyout and cancellation of the FESA. The Company estimates that the revenue requirement savings, including cancellation charges paid to MGC, are between $130 to $170 million.

     Salmon Recovery Plan

     Work continues on the development of a comprehensive and scientifically credible plan to ensure the long-term survival of anadromous fish runs on the Columbia and Lower Snake Rivers. The Company fully supports and actively participates in this regional effort.

     The Snake River Salmon Recovery Team submitted its Draft Recovery Plan (Draft Plan) to the National Marine Fisheries Service (NMFS), detailing its recommendations for restoring the listed Snake River salmon runs. After reviewing the 500-page report, the Company believes that the proposed course of action, if fully implemented, could lead to a successful recovery. The Draft Plan details comments regarding some institutional changes and responsibility for management of recovery efforts. It suggests reductions in ocean and in-river harvest rates, calls for significant improvements in transportation and collection systems, supports flow augmentation and habitat improvements, calls for a test drawdown of Lower Granite Reservoir on the Snake River, and suggests habitat, hatchery and predation improvements. The Company is closely monitoring the finalization of this Draft Plan, due to be released in 1994.

     Pending completion of a final recovery plan by the NMFS, the U.S. Army Corps of Engineers and other governmental agencies operating federally-owned dams and reservoirs on the Snake and Columbia Rivers have consulted the NMFS each year regarding federal system operations. On March 28, 1994, Judge Malcolm Marsh of the U.S. District Court for the District of Oregon ordered the federal agencies to reinitiate the consultation completed for 1993 operations of the federal system. Judge Marsh concluded that the consultations and subsequent operations were "...too heavily geared towards a status quo that has allowed all forms of river activity to proceed..." at the expense of fish. Although the Company coordinates its operations to aid the federal agencies with their salmon recovery efforts, neither the Company nor the operation of any of its facilities were directly involved in the litigation. It is possible that the court-ordered re-consultation could lead to operational changes for Company facilities in 1994. At this time, however, the Company cannot assess the impacts, if any, that might occur as a result of any such changes.

     It also is possible that the final recovery plan could have a material impact on the Company, as well as every other person, community and industry in the Northwest that depends on the Snake and Columbia Rivers. The Company hopes that anadromous fish runs can be restored to the level demanded by society without placing undue hardship on either the Company or those who benefit from its service.

     Relicensing

     The Company is vigorously pursuing the relicensing of its hydroelectric projects, a process that will continue for the next 10 to 15 years. Although various federal requirements and issues must be resolved through the relicensing process, the Company anticipates that its efforts will be successful. At this point, however, the Company cannot predict what type of environmental or operational requirements it may face, nor can it estimate the eventual cost of relicensing.
                         PART II - OTHER INFORMATION

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
                                   Mortgage and Deed of Trust:

                                        Number           Dated

          1-MD      B-2-a               First            July 1, 1939
          2-5395    7-a-3               Second           November 15, 1943
          2-7237    7-a-4               Third            February 1, 1947
          2-7502    7-a-5               Fourth           May 1, 1948
          2-8398    7-a-6               Fifth            November 1, 1949
          2-8973    7-a-7               Sixth            October 1, 1951
          2-12941   2-C-8               Seventh          January 1, 1957
          2-13688   4-J                 Eighth           July 15, 1957
          2-13689   4-K                 Ninth            November 15, 1957
          2-14245   4-L                 Tenth            April 1, 1958
          2-14366   2-L                 Eleventh         October 15, 1958
          2-14935   4-N                 Twelfth          May 15, 1959
          2-18976   4-O                 Thirteenth       November 15, 1960
          2-18977   4-Q                 Fourteenth       November 1, 1961
          2-22988   4-B-16              Fifteenth        September 15, 1964
          2-24578   4-B-17              Sixteenth        April 1, 1966
          2-25479   4-B-18              Seventeenth      October 1, 1966
          2-45260   2(c)                Eighteenth       September 1, 1972
          2-49854   2(c)                Nineteenth       January 15, 1974
          2-51762   2(c)(i)             Twentieth        August 1, 1974
          2-51722   2(c)(ii)            Twenty-first     October 15, 1974
          2-57374   2(c)                Twenty-second    November 15, 1976
          2-62035   2(c)                Twenty-third     August 15, 1978
          33-34222  4(d)(iii)           Twenty-fourth    September 1, 1979
          33-34222  4(d)(iv)            Twenty-fifth     November 1, 1981
          33-34222  4(d)(v)             Twenty-sixth     May 1, 1982
          33-34222  4(d)(vi)            Twenty-seventh   May 1, 1986
          33-00440  4(c)(iv)            Twenty-eighth    June 30, 1989
          33-34222  4(d)(vii)           Twenty-ninth     January 1, 1990
          33-65720  4(d)(iii)           Thirtieth        January 1, 1991
          33-65720  4(d)(iv)            Thirty-first     August 15, 1991
          33-65720  4(d)(v)             Thirty-second    March 15, 1992
          33-65720  4(d)(vi)            Thirty-third     April 1, 1993
          1-3198    4                   Thirty-fourth    December 1, 1993
          Form 8-K
          Dated
          12/17/93

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

27                            -    Financial Data Schedule

             (b) Reports on Form 8-K. No reports on Form 8-K were filed for the three months ended June 30, 1994.

*Previously Filed and Incorporated Herein By Reference.




                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             IDAHO POWER COMPANY
                                                (Registrant)



Date    August 5, 1994     By:  /s/             J LaMont Keen
                                                J LaMont Keen
                                             Vice President and
                                           Chief Financial Officer
                                        (Principal Financial Officer)



Date    August 5, 1994     By:  /s/          Harold J Hochhalter
                                             Harold J Hochhalter
                                                 Controller
                                       (Principal Accounting Officer)