Form 10-Q/A
period 1994-06-30
IDAHO POWER CO
filed 1994-08-24
CIK 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                 FORM 10-Q/A
                               Amendment No. 1

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

                         Part II - Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) Regular annual meeting of the Company's stockholders, held May 4, 1994 in Boise, Idaho.

          (b)  Directors elected at the meeting for a three-year term:
                    George L Coiner
                    Larry R Gunnoe
                    Peter T Johnson
                    James A McClure

               Continuing Directors:
                    Roger L Breezley         Jon H Miller
                    John B Carley            Richard T Norman
                    Evelyn Loveless          Gene C Rose
                    Robert D Bolinder        Phil Soulen
                    Joseph W Marshall

          (c)(1)a)  To elect four Director Nominees; and
                b) To ratify the selection of Deloitte & Touche (D&T) as independent auditors for the fiscal year ending December 31, 1994.
                c) To authorize the 1994 Restricted Stock Plan for officers and executives.

             (2)    Director Nominees

                    Class         George L    Larry R     Peter T     James A
                  of Stock         Coiner      Gunnoe     Johnson     McClure

              Common:
                For             33,286,753  33,216,627  33,318,669  32,890,038
                Withheld           203,412     273,538     171,496     600,127
              4% Preferred:
                For              2,812,520   2,809,900   2,842,080   2,762,620
                Withheld            41,020      43,640      11,460      90,920
              7.68% Preferred:
                For                 96,460     126,460     126,460     126,330
                Withheld            30,235         235         235         365

               Proposal to Ratify Selection of D&T as Independent Auditors

               Class of Stock       For      Against   Abstain

               Common            32,561,907  343,941   584,317
               4% Preferred       2,736,860   80,440    36,240
               7.68% Preferred       94,700    1,400    30,595
                    Total        35,393,467  425,781   651,152

               Proposal to authorize the 1994 Restricted Stock Plan

                Class of Stock      For       Against    Abstain

               Common           28,059,162   3,936,914  1,494,089
               4% Preferred      2,193,300     375,220    285,020
               7.68% Preferred      91,406       3,792     31,497
                    Total       30,343,868   4,315,926  1,810,606



                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                             IDAHO POWER COMPANY
                                                (Registrant)



Date    August 24, 1994    By:  /s/             J LaMont Keen
                                                J LaMont Keen
                                             Vice President and
                                           Chief Financial Officer
                                        (Principal Financial Officer)



Date    August 24, 1994    By:  /s/          Harold J Hochhalter
                                             Harold J Hochhalter
                                                 Controller
                                       (Principal Accounting Officer)