Form 10-Q
period 1994-09-30
IDAHO POWER CO
filed 1994-11-04
CIK 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 1994

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

      Number of shares of Common Stock, $2.50 par value, outstanding as of October 31, 1994 is 37,612,351.




                             IDAHO POWER COMPANY

                                    Index




  Part I.  Financial Information:                                 Page No

  Item 1.  Financial Statements

     Consolidated Statements of Income - Three Months,
      Nine Months and Twelve Months Ended September 30,
      1994 and September 30, 1993                                3-5

     Consolidated Balance Sheets - September 30, 1994
      and December 31, 1993                                      6, 7

     Consolidated Statements of Cash Flows -
      Nine Months and Twelve Months Ended September 30,
      1994 and September 30, 1993                                8, 9

     Consolidated Statements of Capitalization -
      September 30, 1994 and December 31, 1993                   10

     Notes to Consolidated Financial Statements                  11-12

     Report on Review by Independent Accountants                 13

  Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                      14-23

  Part II.  Other Information:

  Item 1.  Legal Proceedings                                     24-25

  Item 6.  Exhibits and Reports on Form 8-K                      26-27

  Signatures                                                     28

                       PART I - FINANCIAL INFORMATION
                             IDAHO POWER COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993


Item 1. Financial Statements
                                                Three Months Ended
                                                    September 30,   Increase
                                                  1994      1993   (Decrease)
                                                     (Thousands of Dollars)
REVENUES (Notes 1 and 4)                       $151,031  $134,577  $ 16,454

EXPENSES (Notes 1 and 4):
 Operation:
   Purchased power                               28,576    21,310     7,266
   Fuel expense                                  28,679    21,952     6,727
   Other                                         26,822    24,413     2,409
 Maintenance                                     11,081    11,315      (234)
 Depreciation                                    16,101    15,536       565
 Taxes other than income taxes                    6,163     5,765       398

      Total expenses                            117,422   100,291    17,131

INCOME FROM OPERATIONS                           33,609    34,286      (677)

OTHER INCOME:
 Allowance for equity funds used during
  construction (Note 2)                             438       788      (350)
 Other - Net                                      3,618     3,542        76

      Total other income                          4,056     4,330      (274)

INTEREST CHARGES:
 Interest on long-term debt                      12,793    12,992      (199)
 Other interest                                     942       578       364

      Total interest charges                     13,735    13,570       165

 Allowance for borrowed funds used
  during construction (Note 2)                     (509)     (489)      (20)

      Net interest charges                       13,226    13,081       145

INCOME BEFORE INCOME TAXES                       24,439    25,535    (1,096)

INCOME TAXES                                      8,150     9,108      (958)

NET INCOME                                       16,289    16,427      (138)
 Dividends on preferred stock                     1,862     1,565       297

EARNINGS ON COMMON STOCK                       $ 14,427  $ 14,862  $   (435)

AVERAGE COMMON SHARES
 OUTSTANDING (000)                               37,612    36,785       N/A
Earnings per share of common stock             $   0.38  $   0.40  $  (0.02)
Dividends paid per share of common stock       $  0.465  $  0.465  $    -

      The accompanying notes are an integral part of these statements.

                           IDAHO POWER COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                                 Nine Months Ended
                                                    September 30,   Increase
                                                  1994      1993   (Decrease)
                                                     (Thousands of Dollars)
REVENUES (Notes 1 and 4)                     $ 408,382  $ 404,857  $  3,525

EXPENSES (Notes 1 and 4):
 Operation:
   Purchased power                              53,717     39,677    14,040
   Fuel expense                                 70,754     58,661    12,093
   Other                                        80,835     95,577   (14,742)
 Maintenance                                    32,875     32,334       541
 Depreciation                                   47,661     46,447     1,214
 Taxes other than income taxes                  17,538     17,416       122

      Total expenses                           303,380    290,112    13,268

INCOME FROM OPERATIONS                         105,002    114,745    (9,743)

OTHER INCOME:
 Allowance for equity funds used during
  construction (Note 2)                          1,552      2,168      (616)
 Other - Net                                     8,406      8,689      (283)

      Total other income                         9,958     10,857      (899)

INTEREST CHARGES:
 Interest on long-term debt                     38,384     40,911    (2,527)
 Other interest                                  2,231      1,299       932

      Total interest charges                    40,615     42,210    (1,595)

  Allowance for borrowed funds used
  during construction (Note 2)                  (1,344)    (1,894)      550

      Net interest charges                      39,271     40,316    (1,045)

INCOME BEFORE INCOME TAXES                      75,689     85,286    (9,597)

INCOME TAXES                                    24,110     28,988    (4,878)

NET INCOME                                      51,579     56,298    (4,719)
 Dividends on preferred stock                    5,470      4,228     1,242

EARNINGS ON COMMON STOCK                     $  46,109  $  52,070  $ (5,961)

AVERAGE COMMON SHARES
 OUTSTANDING (000)                              37,461     36,563       N/A
Earnings per share of common stock           $    1.23  $    1.42  $  (0.19)
Dividends paid per share of common stock     $   1.395  $   1.395  $    -

      The accompanying notes are an integral part of these statements.

                             IDAHO POWER COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
           FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                                Twelve Months Ended
                                                   September 30,    Increase
                                                  1994      1993   (Decrease)
                                                     (Thousands of Dollars)
REVENUES (Notes 1 and 4)                     $ 543,927  $ 534,791  $   9,136

EXPENSES (Notes 1 and 4):
 Operation:
   Purchased power                              59,400     51,594      7,806
   Fuel expense                                 99,948     87,426     12,522
   Other                                       106,511    121,583    (15,072)
 Maintenance                                    43,678     40,726      2,952
 Depreciation                                   59,937     61,597     (1,660)
 Taxes other than income taxes                  22,250     23,159       (909)

      Total expenses                           391,724    386,085      5,639

INCOME FROM OPERATIONS                         152,203    148,706      3,497

OTHER INCOME:
 Allowance for equity funds used during
  construction (Note 2)                          2,444      2,736       (292)
 Other - Net                                     9,641     11,291     (1,650)

      Total other income                        12,085     14,027     (1,942)

INTEREST CHARGES:
 Interest on long-term debt                     51,179     54,471     (3,292)
 Other interest                                  3,681      1,540      2,141

      Total interest charges                    54,860     56,011     (1,151)

 Allowance for borrowed funds used
  during construction (Note 2)                  (1,914)    (2,459)       545

      Net interest charges                      52,946     53,552       (606)

INCOME BEFORE INCOME TAXES                     111,342    109,181      2,161

INCOME TAXES                                    31,596     33,731     (2,135)

NET INCOME                                      79,746     75,450      4,296
 Dividends on preferred stock                    7,251      5,575      1,676

EARNINGS ON COMMON STOCK                     $  72,495  $  69,875  $   2,620

AVERAGE COMMON SHARES
 OUTSTANDING (000)                              37,348     36,449       N/A
Earnings per share of common stock           $    1.94  $    1.92  $    0.02
Dividends paid per share of common stock     $    1.86  $    1.86  $    -

      The accompanying notes are an integral part of these statements.

                             IDAHO POWER COMPANY
                         CONSOLIDATED BALANCE SHEETS
                                   ASSETS

                                                 September 30,   December 31,
                                                     1994            1993
                                                     (Thousands of Dollars)
ELECTRIC PLANT:
 In service (at original cost)                     $2,360,924  $2,249,723
   Less accumulated provision for
    depreciation                                      765,949     728,979

    In service - Net                                1,594,975   1,520,744
 Construction work in progress                         56,625      92,682
 Held for future use                                    1,163       2,958

      Electric plant - Net                          1,652,763   1,616,384

INVESTMENTS AND OTHER PROPERTY                         20,607      20,772

CURRENT ASSETS:
 Cash and cash equivalents                              5,389       8,228
 Receivables:
   Customer                                            29,642      29,741
   Less allowance for uncollectible accounts           (1,412)     (1,377)
   Notes                                                4,784       5,616
   Employee notes receivable                            5,649       5,909
   Other                                                1,511       1,858
 Accrued unbilled revenues (Note 1)                    21,767      25,583
 Materials and supplies (at average cost)              24,541      23,372
 Fuel stock (at average cost)                          12,308      11,553
 Prepayments                                           20,533      20,975
 Regulatory assets associated with income taxes         5,896       4,914

      Total current assets                            130,608     136,372

DEFERRED DEBITS:
 American Falls and Milner water rights                32,605      32,755
 Company owned life insurance                          49,058      45,294
 Regulatory assets associated with income taxes       175,284     171,569
 Regulatory assets - other                             66,333      35,036
 Other                                                 38,820      39,235

      Total deferred debits                           362,100     323,889


      TOTAL                                        $2,166,078  $2,097,417

      The accompanying notes are an integral part of these statements.

                             IDAHO POWER COMPANY
                         CONSOLIDATED BALANCE SHEETS
                        CAPITALIZATION & LIABILITIES

                                                  September 30, December 31,
                                                       1994        1993
                                                    (Thousands of Dollars)
CAPITALIZATION (See Page 10):
 Common stock equity - $2.50 par value (shares
  authorized 50,000,000; shares outstanding
   September 30, 1994 - 37,612,351; December 31,
    1993 -  37,085,055)                            $  652,360  $  662,367
 Preferred stock (Note 5)                             132,490     132,751
 Long-term debt (Note 5)                              693,199     693,780

      Total capitalization                          1,478,049   1,488,898

CURRENT LIABILITIES:
 Long-term debt due within one year                       517         466
 Notes payable                                         31,600       4,000
 Accounts payable                                      33,905      31,912
 Taxes accrued                                         16,369      15,452
 Interest accrued                                      14,376      14,920
 Other                                                 35,374      13,731

      Total current liabilities                       132,141      80,481

DEFERRED CREDITS:
 Accumulated deferred investment tax credits           71,160      72,013
 Accumulated deferred income taxes                    369,340     358,280
 Regulatory liabilities associated with
  income taxes                                         34,775      34,968
 Regulatory liabilities - other                         1,382       4,235
 Other                                                 79,231      58,542

      Total deferred credits                          555,888     528,038

COMMITMENTS AND CONTINGENT LIABILITIES (Note 3)


      TOTAL                                        $2,166,078  $2,097,417

      The accompanying notes are an integral part of these statements.

                             IDAHO POWER COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                                       Nine Months Ended
                                                          September 30,
                                                        1994        1993
                                                    (Thousands of Dollars)
OPERATING ACTIVITIES:
 Cash received from operations:
   Retail revenues                                   $353,054    $337,627
   Wholesale revenues                                  45,586      57,893
   Other revenues                                      17,797      17,643
 Fuel paid                                            (70,261)    (53,736)
 Purchased power paid                                 (48,302)    (41,488)
 Other operation & maintenance paid                  (133,041)   (125,054)
 Interest paid (includes long and
  short-term debt only)                               (39,545)   (432,516)
 Income taxes paid                                    (16,114)    (21,428)
 Taxes other than income taxes paid                   (10,713)    (11,126)
 Other operating cash receipts and payments-Net        (1,709)        501
      Net cash provided by operating activities        96,752     117,316
FINANCING ACTIVITIES:
 First mortgage bonds issued                              -       188,136
 PC bond fund requisitions/other long-term debt           -         5,594
 Common stock issued                                   13,402      19,932
 Preferred stock issued                                  -         24,781
 Short-term borrowing                                  27,600      (5,925)
 Long-term debt retirement                               (449)   (161,861)
 Preferred stock retirement                              (150)        (55)
 Dividends on preferred stock                          (5,542)     (4,137)
 Dividends on common stock                            (52,105)    (50,815)
  Other sources                                             5         -
   Net cash - financing activities                    (17,239)     15,650
INVESTING ACTIVITIES:
 Additions to utility plant                           (81,687)    (84,776)
 Conservation                                          (4,942)     (4,667)
 Other                                                  4,277       5,088
      Net cash - investing activities                 (82,352)    (84,355)
 Change in cash and cash equivalents                   (2,839)     48,611
 Cash and cash equivalents beginning of period          8,228       4,966
      Cash and cash equivalents end of period        $  5,389    $ 53,577
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
 Net Income                                          $ 51,579    $ 56,298
 Adjustments to reconcile net income to net cash:
   CSPP-Net amortization/(deferral)                       -          (519)
   Depreciation                                        47,661      46,447
   Deferred income taxes                               12,568       6,989
   Investment tax credit-Net                           (1,496)       (359)
   Allowance for funds used during construction        (2,896)     (4,063)
   Postretirement benefits funding (excl pensions)     (5,419)     (7,564)
   Changes in operating assets and liabilities:
    Accounts receivable                                 8,055       8,306
    Fuel inventory                                        492       4,925
    Accounts payable                                    5,415      (1,292)
    Taxes payable                                       3,777       7,258
    Interest payable                                      797      (1,471)
   Other - Net                                        (23,781)      2,361
      Net cash provided by operating activities      $ 96,752    $117,316

      The accompanying notes are an integral part of these statements.

                             IDAHO POWER COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                                      Twelve Months Ended
                                                          September 30,
                                                        1994        1993
                                                   (Thousands of Dollars)
OPERATING ACTIVITIES:
 Cash received from operations:
   Retail revenues                                   $450,052    $436,697
   Wholesale revenues                                  72,419      69,190
   Other revenues                                      23,565      27,015
 Fuel paid                                           (100,411)    (84,082)
 Purchase power paid                                  (57,060)    (52,047)
 Other operation & maintenance paid                  (170,000)   (158,174)
 Interest paid (includes long and
  short-term debt only)                               (52,378)    (51,655)
 Income taxes paid                                    (27,198)    (25,092)
 Taxes other than income taxes paid                   (21,752)    (22,910)
 Other operating cash receipts and payments-Net         5,935      (2,059)
      Net cash provided by operating activities       123,172     136,883
FINANCING ACTIVITIES:
 First mortgage bonds issued                              -       188,136
 PC bond fund requisitions/other long-term debt           -         8,764
 Common stock issued                                   20,250      26,433
 Preferred stock issued                                   -        24,781
 Short-term borrowings                                 31,385          75
 Long-term debt retirement                            (30,465)   (161,862)
 Preferred stock retirement                              (160)        (82)
 Dividends on preferred stock                          (7,319)     (5,303)
 Dividends on common stock                            (69,248)    (67,537)
 Other sources                                              4         -
   Net cash - financing activities                    (55,553)     13,405
INVESTING ACTIVITIES:
 Additions to utility plant                          (119,860)   (118,594)
 Conservation                                          (6,963)     (6,547)
 Other                                                 11,016       6,237
      Net cash - investing activities                (115,807)   (118,904)
 Change in cash and cash equivalents                  (48,188)     31,384
 Cash and cash equivalents beginning of period         53,577      22,193
      Cash and cash equivalents end of period        $  5,389    $ 53,577
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
 Net income                                          $ 79,746    $ 75,450
 Adjustments to reconcile net income to net cash:
   CSPP-Net amortization/(deferral)                       -        (1,141)
   Depreciation                                        59,937      61,597
   Deferred income taxes                               12,269       7,997
   Investment tax credit-Net                           (2,719)       (766)
   Allowance for funds used during construction        (4,358)     (5,195)
   Postretirement benefits funding (excl pensions)     (5,336)     (8,263)
   Changes in operating assets and liabilities:
    Accounts receivable                                 2,108      (1,888)
    Fuel inventory                                       (463)      3,345
    Accounts payable                                    2,340         687
    Taxes payable                                      (4,622)      1,727
    Interest payable                                    1,258       4,128
   Other - Net                                        (16,988)       (795)
      Net cash provided by operating activities      $123,172    $136,883

      The accompanying notes are an integral part of these statements.

                             IDAHO POWER COMPANY
                  CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                               September 30,   December 31,
                                                   1994            1993
                                                    (Thousands of Dollars)
COMMON STOCK EQUITY:
 Common stock (Note 5)                     $   94,031        $   92,713
 Premium on capital stock                     363,046           350,882
 Capital stock expense                         (4,132)           (4,128)
 Retained earnings                            199,415           222,900
      Total common stock equity               652,360  44.1%    662,367  44.5%
PREFERRED STOCK, cumulative,
($100 par or stated value):
 4% preferred stock (authorized 215,000;
   shares outstanding: 1994-175,444;
   1993-177,506)                               17,490            17,751
 Serial preferred stock, authorized
   150,000 shares:
   7.68% Series, outstanding
    150,000 shares                             15,000            15,000
 Serial preferred stock, without
   par value, authorized 3,000,000 shares:
   8.375% Series (authorized and
    outstanding 250,000 shares)                25,000            25,000
   Auction Rate Preferred Series A
     (authorized and outstanding 500
      shares)                                  50,000            50,000
   7.07% Series (authorized and outstanding
    250,000 shares)                            25,000            25,000
      Total preferred stock                   132,490   9.0     132,751   8.9
LONG-TERM DEBT (Note 5):
 First mortgage bonds:
   5 1/4% Series due 1996                      20,000            20,000
   5.33 % Series due 1998                      30,000            30,000
   8.65 % Series due 2000                      80,000            80,000
   6.40 % Series due 2003                      80,000            80,000
   8    % Series due 2004                      50,000            50,000
   9.50% Series due 2021                       75,000            75,000
   7.50% Series due 2023                       80,000            80,000
   8 3/4% Series due 2027                      50,000            50,000
   9.52% Series due 2031                       25,000            25,000
      Total first mortgage bonds              490,000           490,000
 Pollution control revenue bonds:
   5.90 % Series due 2003                      24,650*           25,050*
   6    % Series due 2007                      24,000            24,000
   7 1/4% Series due 2008                       4,360             4,360
   7 5/8% Series 1983-1984 due 2013-2014       68,100            68,100
   8.30 % Series 1984 due 2014                 49,800            49,800
      Total pollution control
       revenue bonds                          170,910           171,310
   *Less amount due within one year              (450)             (400)
      Net pollution control revenue bonds     170,460           170,910
 REA Notes                                      1,784             1,834
   Less amount due within one year                (67)              (66)
      Net REA Notes                             1,717             1,768
 American Falls bond guarantee                 20,905            21,055
 Milner Dam note guarantee                     11,700            11,700
 Unamortized premium/discount - Net            (1,583)           (1,653)
      Total long-term debt                    693,199  46.9     693,780  46.6

TOTAL CAPITALIZATION                       $1,478,049 100.0% $1,488,898 100.0%

      The accompanying notes are an integral part of these statements.

                             IDAHO POWER COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1.   SUMMARY OF ACCOUNTING POLICIES:

        Financial Statements
        In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the consolidated financial position as of September 30, 1994 and the consolidated results of operation for the three months, nine months and twelve months ended September 30, 1994 and 1993 and the consolidated cash flows for the nine months and twelve months ended September 30, 1994 and 1993. These condensed financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which would be included in full year financial statements and therefore they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. The results of operation for the interim periods are not necessarily indicative of the results to be expected for the full year.

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


   2.   ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFDC):

        The allowance, a non-cash item, represents the composite interest costs of debt, shown as a reduction to interest charges, and a return on equity funds, shown as an addition to other income, used to finance construction. While cash is not realized currently from such allowance, it is realized under the rate making process over the service life of the related property through increased revenues resulting from higher rate base and higher depreciation expense. Based on the uniform formula adopted by the Federal Energy Regulatory Commission, the Company's weighted average monthly AFDC rate for the nine months ended September 30, 1994, was 8.6 percent and was 9.6 percent for the entire year of 1993.

   3.   COMMITMENTS AND CONTINGENT LIABILITIES:

        Commitments under contracts and purchase orders relating to the Company's program for construction and operation of facilities amounted to approximately $10,098,000 at September 30, 1994. The commitments are generally revocable by the Company subject to reimbursement of manufacturers' expenditures incurred and/or other termination charges.

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

   4.   POWER COST ADJUSTMENT:

        The Company has in place, in its Idaho jurisdiction, a Power Cost Adjustment (PCA) mechanism which allows the customer's rates to be adjusted annually to reflect the Company's
        forecasted  net  power  supply  costs.   Sixty  percent  of   the
        deviations from forecasted costs are deferred with interest and then adjusted (trued-up) in the subsequent year. At September 30, 1994, the Company had recorded $8.8 million of power supply costs above those projected in the 1994 forecast. The current balance is adjusted monthly as actual conditions are compared to the forecasted net power supply costs.

        In addition, the Company filed for temporary drought rate relief with the Oregon Public Utility Commission (OPUC). The OPUC issued an accounting order that grants the Company permission to begin deferring with interest 60 percent of Oregon's share in the Company's increased power supply costs incurred between May 13, 1994 and December 31, 1994. The Company is required to file a request with the OPUC to recover the deferred amount.

   5.   FINANCING:

        (a) Debt:
        The Company currently has a $200,000,000 shelf registration statement which can be used for both First Mortgage Bonds (including Medium Term Notes) and Preferred Stock.

        (b) Stock:
        In June 1994, the Company suspended issuing original issue shares of its common stock through its Employee Savings, Dividend Reinvestment and Stock Purchase, and Employee Stock Ownership Plans. For these plans the shares are presently being purchased on the open market. During 1994, the Company issued 527,296 original issue shares, producing approximately $13.4 million in proceeds.






     INDEPENDENT ACCOUNTANTS' REPORT


     Idaho Power Company
     Boise, Idaho


     We have reviewed the accompanying consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiaries as of September 30, 1994, and the related consolidated statements of income for the three-month, nine-month and twelve-month periods ended September 30, 1994 and 1993 and consolidated statements of cash flows for the nine-month and twelve-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiaries as of December 31, 1993, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein), and in our report dated January 31, 1994, we expressed an unqualified opinion on those consolidated financial statements (which includes an explanatory paragraph relating to the change in the Company's method of accounting for income taxes and postretirement benefits in the year ended December 31, 1993). In our opinion, the information set forth in the accompanying consolidated balance sheet and statement of capitalization as of December 31, 1993 is fairly stated, in all material respects, in relation to the consolidated balance sheet and statement of capitalization from which it has been derived.


     DELOITTE & TOUCHE LLP
     Portland, Oregon
     October 28, 1994

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

Because the Company is primarily a hydroelectric utility, its operational results, like those of other utilities in the Northwest, are significantly affected by changing weather and streamflow conditions. In addition, the amount of energy used by general business consumers varies from season to season - and from month to month within each season - due primarily to seasonal weather. Non-firm (or off-system) energy sales also vary, by quarters and by years, as a result of hydro conditions and energy demand from other utilities. Finally, operating costs fluctuate during periods when reduced hydroelectric generating capability or a strong non-firm energy market increases the Company's reliance on thermal generation or purchases of power from other utilities.

The Power Cost Adjustment (PCA) mechanism, approved by the Idaho Public Utilities Commission (IPUC), includes a major portion of those operating expenses that have the greatest potential for variation. When the PCA is fully implemented in Idaho, the Company's operating and earnings per share results will be more closely aligned with general regulatory, economic, and temperature-related weather conditions, and will be less dependent on variable precipitation and streamflow conditions.1 In addition, the Company filed a general rate increase request with the IPUC in June of this year, its first in nearly a decade. If approved as filed, the request will increase the Company's annual revenues by $37.05 million, raise Idaho customer rates by an average of 9.09 percent. The revenue requirement order will trigger full implementation of the PCA mechanism at the 90 percent recovery level from its present 60 percent.


Earnings Per Share

Earnings per share of common stock were $0.38 for the quarter, a decrease of $0.02 (or 5.0 percent) from the same quarter last year. Year-to-date, earnings per share were $1.23, a decrease of $0.19 (13.4 percent), and the twelve months ended September 30, 1994 showed earnings of $1.94 per share, an increase of $0.02 (1.0 percent). The twelve-month earnings represent an 11.1 percent earned return on year-end September 30 common equity, the same percentage as the return at September 30 last year.

Among the items under review in the Company's current rate filing is its allowed return on equity. Although they have begun to increase recently, allowed returns on common equity granted nationally have declined over the last few years as a result of a lower interest rate environment. This decline created a contrast for some utilities with dividend payout levels set during periods of higher allowed returns. The Company has requested an allowed return on equity above its present dividend yield on year-end book value to provide, among other things, current earnings to cover dividend payments. However, the Company cannot predict the outcome of these rate proceedings.

                         RESULTS OF OPERATIONS

Precipitation and Streamflows

The Company's service territory continued to experience lower than normal precipitation and higher than normal temperatures during the third quarter. As of October 1, 1994, reservoir storage above Brownlee Reservoir (water source for the Hells Canyon hydroelectric complex) was at 23 percent of capacity, compared to 39 percent of capacity at this time last year. Streamflows into Brownlee recorded between April and July 1994 were 2.75 million acre-feet (MAF). This figure is 46 percent of last year's 6.0 MAF and approximately 57 percent of the 65-year median amount of 4.8 MAF. These streamflows reflect the drought conditions that have plagued the Company's service territory for seven of the last eight years.

Energy Requirements

For the first nine months of 1994, the Company's total energy requirements were met by hydro generation (41 percent), thermal generation (45 percent), and purchased power and other interchanges (14 percent). During the same period of 1993, these percentages were: 56 percent hydro, 36 percent thermal, and 8 percent purchased power and other interchanges. With precipitation and streamflows below normal, the Company estimates that it will derive 41 percent of its total 1994 energy requirements from hydro generation, 48 percent from thermal generation, and 11 percent from purchased power and other interchanges. Under normal conditions, these percentages would be closer to 58 percent hydro, 36 percent thermal, and 6 percent purchased power and other interchanges.

Power Cost Adjustment

The Company's PCA mechanism allows it to collect, or refund, 60 percent of the difference between actual net power supply costs and those allowed in the Company's Idaho base rates. The Company filed its 1994 PCA application on April 15, 1994, requesting an increase in base rates for the Idaho jurisdiction. The increase (in effect from May 16, 1994 through May 15, 1995) is approximately $9.8 million, or 2.5 percent. This figure includes last year's true-up and other adjustments. Deviations from forecasted costs are deferred with interest and trued up the following year. At September 30, 1994, the Company had recorded $8.8 million of power supply costs above those projected in the 1994 forecast. This current balance will be adjusted monthly as actual conditions are compared to the forecasted net power supply costs. The final cumulative amount will be included in the 1995 true-up adjustment. When the IPUC issues a revenue requirement order on the permanent rate request, the PCA mechanism will be increased from the current 60 percent recovery level to 90 percent.

Revenues

General business revenues were up for the quarter ($19.3 million or 17.7 percent), up for the first nine months of 1994 ($20.5 million or
6.4 percent), and up for the twelve months ending September 30, 1994 ($17.5 million or 4.1 percent).

The quarterly increase reflects sales increases in three customer classes over those achieved in third-quarter 1993. Residential sales rose $7.6 million (23.1 percent); small commercial sales rose $4.2 million (18.1 percent); and irrigation sales rose $5.1 million (17.4 percent). In addition, large industrial loads increased $2.3 million or
10.1 percent. The total number of general business customers served rose by 11,952, a 3.8 percent increase over the same period last year.

The increase in general business customers and sales also account for the year-to-date increase in revenues, as do higher 1994 irrigation loads caused by below normal spring precipitation and warmer summer temperatures. These increased loads accounted for a $15.2 million (32.6 percent) increase in year-to-date irrigation sales. An extended period of warm temperatures during the summer months resulted in record-setting customer demand. On June 23, 1994, the Company set a new record for system peak load at 2,392 megawatts (MW).

The increase in revenues for the twelve-month period again reflects both higher energy demands caused by warm summer weather and an increase in general business customers.

Firm off-system sales rose $3.9 million for the quarter, $10.1 million year-to-date, and $13.4 million for the twelve months ended September 30, 1994. These increases were due primarily to the addition of two firm contracts signed during 1993. Surplus sales were down $6.4 million during the third quarter, $28.2 million year-to-date, and $21.5 million for the twelve-month period. These decreases reflect the additional firm contracts and the less favorable hydro generation conditions resulting from the region's current drought situation, as compared to the improved hydro generation conditions experienced during 1993.

When compared to the corresponding periods a year ago, total operating revenues increased $16.5 million (or 12.2 percent) for the third quarter of 1994, $3.5 million (0.9 percent) year-to-date, and $9.1 million (1.7 percent) for the twelve months ended September 30, 1994.

General Revenue Requirement Case

On June 30, 1994, the Company filed a general revenue requirement rate case with the IPUC. The proposed $37.05 million increase in annual revenues translates to an average 9.09 percent rise in base rates in the Idaho jurisdiction. This filing is the Company's first requested general rate increase since 1985, and will bring all of the Company's cost components to a more current level in response to concerns expressed by the IPUC and various customer groups in recent regulatory proceedings.

The Company is requesting a 12.5 percent return on common equity applied to a 45 percent common equity component. In addition, this request will change the base components included in the PCA. When the IPUC issues a revenue requirement order on the permanent rate request, the PCA mechanism will be increased from the current 60 percent to 90 percent.

In August 1994, the IPUC held hearings on the Company's proposed interim rate relief request for an $11.5 million increase in its revenue requirement (a 2.83 percent uniform rate increase), and on August 5, 1994, denied the Company's interim request.

The Commission began public hearings during the week of October 10, 1994 on the Company's permanent rate request. This portion of the hearings consisted only of cross-examination of Company witnesses. Commission staff and intervenors are scheduled to present their cases during the week of December 12. The Company expects a decision to its rate case by late January or early February of 1995.

In addition in May 1994, the Company filed for temporary drought rate relief with the Oregon Public Utility Commission (OPUC). The OPUC issued an accounting order that grants the Company permission to begin deferring with interest 60 percent of Oregon's share in the Company's increased power supply costs incurred between May 13, 1994 and December 31, 1994. After the close of 1994 the Company is required to file its deferred amount amortization proposal with the OPUC.

Expenses

Total operating expenses were up $17.1 million (17.1 percent) for the quarter, $13.3 million (4.6 percent) year-to-date, and $5.6 million (1.5 percent) for the twelve months ended September 30, 1994

Purchased power and fuel expenses were higher for the three-, nine-, and twelve-month periods. These increases reflect poor hydro conditions that have increased the Company's reliance on thermal generation and purchased power to meet increasing customer demand. All other operation and maintenance expenses rose $2.2 million for the third quarter, but were down $14.2 million year-to-date and $12.1 million for the twelve-month period. These decreases reflect the change as the Company went from lower PCA costs in 1993 (due to better hydro conditions) to higher PCA costs in 1994 (due to the return of drought conditions). Deferral of deviations from forecasted costs increased expenses in 1993, while lowering them in 1994. The decrease was offset somewhat by increases in certain regulatory commission and employee payroll and benefit expenses. Depreciation expense increased as a result of greater plant investment.

Total interest expense rose slightly for the three-month period, but declined by $1.6 million and $1.2 million for the nine- and twelve-month periods respectively. Refinancing during 1993 reduced long-term interest expense, while tax settlements with the Internal Revenue Service increased other interest expenses. Income taxes decreased for the three-, nine-, and twelve-month periods ended September 30, 1994 as a result of changes in pre-tax income.

Ida-West Energy Company

This wholly-owned subsidiary of the Company owns, through various partnerships, 50 percent of five Idaho hydroelectric projects with a total generating capacity of approximately 34 megawatts. Third parties unaffiliated with Ida-West own the remaining 50 percent of these projects, thus satisfying "qualifying facility" status under PURPA guidelines. The partnerships have obtained project financing (non-recourse to the Company) for each of these facilities.

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

                       LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Net cash generation from operations was $96.8 million for the first nine months of 1994. After deducting common and preferred dividends, net cash generation from operations provided approximately $39.1 million for the Company's construction program and other capital requirements. This was a 37.3 percent decrease from the same period of 1993.

Cash Expenditures

At present, the Company estimates that its cash construction program for 1994 will require approximately $109.8 million. Generating facilities account for about 34 percent of total required cash funds, transmission for 11 percent, distribution for 43 percent, and general plant and equipment for the balance. This estimate is subject to revision in light of changing economic, regulatory, and environmental factors and conservation policies. Year-to-date, the Company has expended approximately $86.6 million for construction and conservation.

The Company's primary financial commitments and obligations are related to contracts and purchase orders for its ongoing construction program. They are expected to be financed with both internally-generated funds and externally-financed capital to the extent required. Although the Company has regulatory approval to incur up to $150 million of bank borrowings, it presently maintains lines of credit aggregating $70 million with various banks. These lines of credit may be used to finance a portion of the construction program on an interim basis. At September 30, 1994, the Company had short-term borrowings of $31.6 million.

Financing Program

In June, the Company suspended the issuance of original issue shares of its common stock through its Employee Savings, Dividend Reinvestment and Stock Purchase and Employee Stock Ownership Plans. It now purchases these required shares on the open market. During the first nine months of 1994, the Company issued 527,296 original issue shares, producing about $13.4 million in proceeds. In addition, the Company has on file a shelf registration statement for the issuance of first mortgage bonds and/or preferred stock with a total aggregate principal amount not to exceed $200 million.

The Company's current objective is to maintain capitalization ratios of approximately 45 percent common equity, 8 to 10 percent preferred stock, and the balance in long-term debt. Its strategy is to achieve this target structure through accumulated earnings and issuance of new equity. The Company continues to explore cost savings through the economic refunding of current outstanding issues. For the twelve months ended September 30, 1994, the Company's consolidated pre-tax interest coverage was 3.03 times.

Construction Program

In early spring, the Company completed testing of the Swan Falls Project, and both generation units were declared available for commercial operation. Additional work to preserve the old power plant as an historical site began during the year, while work to establish a museum on the site is scheduled for completion in 1995. In May, crews completed the federally-mandated stabilization of the dam and began the environmental reclamation of approximately 18 acres of land affected by the construction activities.

Expansion of the Twin Falls Project recently passed the halfway point, with completion estimated for mid-1995. Revised total cash expenditures for the Twin Falls expansion are currently estimated at $38.1 million, with total construction costs at $41.9 million, including an allowance for funds used during construction. When completed, this project will add 43 MW of new capacity to the Company's generation system.

In addition, the Company continues to explore the economic feasibility of constructing the Southwest Intertie Project. The Bureau of Land Management is expected to approve the Final Environmental Impact Statement/Proposed Plan Amendment by the end of 1994. The right-of-way grant would follow in November 1994. The Company continues to negotiate with various utilities and electric providers for financial participation in the project, with the intention of retaining up to a 20 percent ownership in the line.

Competition and Strategic Planning

Competition is increasing in the electric utility industry, due to a variety of developments. In response, the Company continues to review and proceed with a strategic planning process designed to anticipate and fully integrate into Company operations any legislative, regulatory, environmental, competitive, or technological changes. With its low energy production costs, the Company is well-positioned to enter a more competitive environment and is taking action to preserve its low-cost competitive advantage.

In September 1993, the Company submitted a detailed position paper to its state regulators and other interested parties. This report outlined proposed changes in the Company's resource acquisition policy. With the potential deregulation of the electric utility industry, and a more competitive power supply marketplace, the Company believes that current resource acquisition policies must be changed to avoid burdening it and its customers with unnecessary future power supply costs. The Company believes that the appropriate criteria for adding future supplies should be power needs at the time of development and the addition be the least-cost market alternative. Therefore, the Company filed with the IPUC in December 1993 for permission to approve lower prices for new cogeneration and small power production (CSPP) contracts. The IPUC found that there is good reason to believe that current Idaho CSPP purchase rates are too high and ordered that rates contained in new CSPP contracts would be subject to revision based on its final outcome. The IPUC has scheduled a hearing for the week of November 29, 1994.

Rosebud Enterprises, Inc. (Rosebud) filed a Complaint against the Company with the IPUC, alleging that the Company refused to sign a contract to purchase the output of a 40 MW petroleum waste-fired generating plant that Rosebud proposes to build near Mountain Home, Idaho. Because this facility, known as the Mountain Home Project, is larger than 10 MW, the IPUC's established rates for small CSPP projects are not available to Rosebud. On September 16, 1994, the IPUC issued a final order directing the Company to recalculate and offer avoided cost rates as described in the order. Following the issuance of this order, Rosebud and the Company filed petitions for reconsideration which are now pending before the IPUC.

On June 3, 1994 the IPUC approved the buyout and cancellation of a January 22, 1993 Firm Energy Sales Agreement (FESA) with Meridian Generating Company, L.P. (MGC). The FESA was a 25-year agreement with MGC for a 54 MW natural gas-fired combined cycle cogeneration facility located in Meridian, Idaho. The Company estimates that the revenue requirement savings, including cancellation charges (of $13.2 million, which are recorded as a regulatory asset) paid to MGC, are between $130 to $170 million.

On June 28, 1994, Washington Water Power and Sierra Pacific Resources announced that their respective boards of directors had approved a merger agreement between the two companies. The Company is intervening in the regulatory approval process to ensure that the proposed merger has no adverse affects on its operations. In addition, the Company is actively identifying and responding to business opportunities presented by the proposed merger.

Internally, the Company continues its commitment to refining its business processes to ensure its ability to offer the greatest possible value to its customers and its shareowners. Among these strategic initiatives are:

  - formation of process redesign teams that are examining and refining the Company's work order and line extension process;

  - initiation of a four-year, $3 million project to automate and consolidate the operation of the Company's 17 hydro-electric power plants;

  - continued training for Company employees in the principles and processes of continuous quality improvement;

  - formation of a Technical Advisory Panel, comprised of representatives from public and private interest groups, who will advise the Company on such matters as competition, alternative resources, and conservation. The Company will use the panel's advice as it reviews its Integrated Resource Plan, due for publication early in 1995.

Salmon Recovery Plan

Work continues on the development of a comprehensive and scientifically credible plan to ensure the long-term survival of anadromous fish runs on the Columbia and Lower Snake Rivers. The Company fully supports and actively participates in this regional effort.

In mid-August, the federal government changed its designation of the Fall Chinook Salmon from threatened to endangered. The Company does not anticipate that the new designation will have any major effects on its operations. In September 1991 the Company modified operations at its three-dam Hells Canyon Hydroelectric Complex to protect the Fall Chinook downstream during spawning and juvenile emergence. From its start, the Company's Fall Chinook program has exceeded the protection requirements for threatened species, affording the fish the same high level of protection due an endangered species.

The Snake River Salmon Recovery Team has submitted its Draft Recovery Plan (Draft Plan) to the National Marine Fisheries Service (NMFS), detailing its recommendations for restoring the listed Snake River salmon runs. After reviewing the 500-page report, the Company believes that the proposed course of action, if fully implemented, could lead to a successful recovery. The Draft Plan details comments regarding some institutional changes and responsibility for management of recovery efforts. It suggests reductions in ocean and in-river harvest rates, calls for significant improvements in transportation and collection systems, supports flow augmentation and habitat improvements, calls for a test drawdown of Lower Granite Reservoir on the Snake River, and suggests habitat, hatchery and predation improvements. The Company is closely monitoring the finalization of this Draft Plan, due to be released by the end of this year.

Pending completion of a final recovery plan by the NMFS, the U.S. Army Corps of Engineers and other governmental agencies operating federally-owned dams and reservoirs on the Snake and Columbia Rivers have consulted the NMFS each year regarding federal system operations. On March 28, 1994, Judge Malcolm Marsh of the U.S. District Court for the District of Oregon ordered the federal agencies to reinitiate the consultation completed for 1993 operations of the federal system. Judge Marsh concluded that the consultations and subsequent operations were "...too heavily geared towards a status quo that has allowed all forms of river activity to proceed..." at the expense of fish. On September 9, 1994 the Ninth Circuit Court of Appeals echoed Judge Marsh's decision when it found that the 1993 Strategy for Salmon proposed by the Northwest Power Planning Council (NPPC) was in violation of the 1980 Northwest Power Planning Act. The decision of the appeals court specifically ordered the NPPC to focus more attention on saving young salmon and to defer to the expertise of state, federal, and tribal fisheries management agencies in developing its salmon recovery program. The NPPC announced that it will not appeal the Ninth Circuit Court's decision. The Council has begun consultations with regional fisheries agencies and Indian tribes to consider amendments to its program.

Although the Company coordinates its operations to aid the federal agencies with their salmon recovery efforts, neither the Company nor the operation of any of its facilities were directly involved in the litigation. It is possible that the court-ordered re-consultation could lead to operational changes for Company facilities in the future. At this time, however, the Company cannot assess the impacts, if any, that might occur as a result of any such changes.

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

                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      On February 16, 1994, the Company brought an action, Idaho Power Company v. Underwriters at Lloyds' London, et al., in United States District Court for the District of Idaho against 31 insurance companies and insurance syndicates which provided it with liability insurance in the period from 1969 through 1974. The action seeks a declaration and money damages arising from the defendants' failure to defend and indemnify the Company for approximately $6.9 million in costs the Company incurred in investigating and remediating hazardous waste materials at the Pacific Hide and Fur Company recycling site in Pocatello, Idaho, pursuant to an administrative action and consent decree between the Company and the Environmental Protection Agency. Those insurers which are not in liquidation, and which wrote the vast majority of the coverage at issue, have appeared and answered the complaint, asserting numerous affirmative defenses. The case is set for trial in the United States District Court for the Eastern District of Washington on June 26, 1995 and is presently in the early stages of dicovery.
     On December 6, 1991, a complaint entitled Nez Perce Tribe, Plaintiff,
v. Idaho Power Company, Defendant, Civil No. CIV 91-0517-S-EJL, was filed against the Company in the United States District Court for the District of Idaho. The Company was served with the Complaint on March 26, 1992. In the Complaint, the Tribe contends that pursuant to treaties with the United States Government including the Treaty of June 11, 1855, 12 Stat. 957, and the Treaty of June 9, 1863, 14 Stat. 647, the right to take fish at all usual and accustomed fishing places outside the Nez Perce Reservation and the exclusive right to take fish in all streams running through or bordering the reservation were reserved for the Tribe in said treaties. The Complaint further states that the Snake River supported substantial runs of anadromous fish and that the construction of Brownlee, Oxbow and Hells Canyon Dams in 1958, 1961 and 1967, respectively, created total barriers to the migration of the anadromous fish, thereby destroying the fish runs and violating the reserved fishing rights stated in the above-described treaties. In the Complaint, the Tribe seeks actual, incidental and consequential damages in amounts to be proven at trial together with $150,000,000 in punitive damages as well as pre and post-judgment interest and costs and attorney fees.
      On September 11, 1992, the Tribe filed an Amended Complaint in which it amplified its original Complaint by asserting that Brownlee, Oxbow and Hells Canyon Dams were "constructed, operated and maintained in such a manner as to damage plaintiff's rights" to harvest fish, which rights the Tribe asserts to be "present, possessory property right(s)".
      On September 18, 1992, the Company filed a motion for summary judgment.
      On March 21, 1994, the Federal District Judge issued an order granting the Company's motion for summary judgment on all claims except the Tribe's claim for compensation based on exclusion from its usual and accustomed fishing places, which part of the motion the District Judge denied without prejudice.
      On September 28, 1994, the Federal District Judge issued an Order rejecting the Second Report and Recommendation of the Magistrate granting, in its entirety, the Company's motion for summary judgment.
      The lawsuit is still in the early stages, and the Company is unable to predict the outcome of this case. However, the Company believes its actions were lawful and intends to vigorously defend this suit.
     This matter has been previously reported in Form 10-K dated March 16, 1992, March 12, 1993, March 10, 1994, and other reports filed with the Commission.

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits:

             File
   Exhibit   Number      As Exhibit

   *4 (a)    2-3413      B-2  -      Mortgage and Deed of Trust, dated
                                     as of October 1, 1937, between
                                     the Company and Bankers Trust
                                     Company and R. G. Page, as
                                     Trustees.

   *4 (b)                     -      Supplemental Indentures to
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


             (b) Reports on Form 8-K. The following reports on Form 8-K were filed for the three months ended September 30, 1994.

               1.   Item 5.  Other Events -
                    A report on Form 8-K dated July 11, 1994 was filed by the Company concerning the application request for an increase in annual revenues for jurisdictional sales and service at approximately $37.05 million.

                    A report on Form 8-K dated August 11, 1994 was filed by the Company concerning the denial of the Company's $11.5 million interim rate relief by the Idaho Public Utilities Commission.



   *Previously Filed and Incorporated Herein By Reference.



                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             IDAHO POWER COMPANY
                                                (Registrant)



Date    November 4, 1994   By:  /s/              Dan Bowers
                                                 Dan Bowers
                                             Vice President and
                                       Acting Chief Financial Officer
                                        (Principal Financial Officer)



Date    November 4, 1994   By:  /s/          Harold J Hochhalter
                                             Harold J Hochhalter
                                                 Controller
                                       (Principal Accounting Officer)