Form 10-K
period 1994-12-31
IDAHO POWER CO
filed 1995-03-10
CIK 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
                           FORM 10-K

(Mark One)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                               OR

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

Registrant's telephone number, including area code (208)-388-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class  Name of each exchange on which registered
Common Stock ($2.50 par value)  New York and Pacific

Securities registered pursuant to Section 12(g) of the Act:

                        Preferred Stock
                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes X  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Aggregate market value of voting stock
held by nonaffiliates (January 31, 1995)      $948,028,200

Number of shares of common stock outstanding at February 28, 1995
37,612,351

Documents Incorporated by Reference:

Part III, Item 10 Portions of the definitive proxy statement of
Item 11   the Registrant to be filed pursuant to
          Item 12 Regulation 14A for the 1995 Annual Meeting of
          Item 13 Shareowners to be held on May 3, 1995.

The exhibit index is located on page 92. This document contains
140 pages.

PART I


ITEM 1. BUSINESS


THE COMPANY

General -

Idaho Power Company (Company) is an electric public utility incorporated under the laws of the state of Idaho in 1989 as successor to a Maine corporation organized in 1915. The Company is engaged in the generation, purchase, transmission, distribution and sale of electric energy in an approximate 20,000-square-mile area in southern Idaho, eastern Oregon and northern Nevada, with an estimated population of 695,000 people. The Company holds franchises in approximately 70 cities in Idaho and 10 cities in Oregon, and holds certificates from the respective public utility regulatory authorities to serve all or a portion of 28 counties in Idaho, 3 counties in Oregon and 1 county in Nevada. The Company's results of operations, like those of certain other utilities in the Northwest, can be significantly affected by weather and streamflow conditions. Variations in energy usage by ultimate customers occur from year to year, from season to season and from month to month within a season, primarily as a result of weather conditions. With the implementation of a power cost adjustment mechanism (PCA) in the Idaho jurisdiction, which includes a major portion of the operating expenses with the largest variation potential (net power supply costs), the Company's future operating results will be more dependent upon general regulatory, economic, temperature conditions, and management decisions and less on precipitation and streamflow conditions. As of December 31, 1994, the Company supplied electric energy to 330,308 general business customers and employed 1,703 people in its operations (1,609 full-time).

The Company operates 17 hydro power plants and shares ownership in three coal-fired generating plants (see Item 2 - Properties). The Company relies heavily on hydroelectric power for its generating needs and is one of the nation's few investor-owned utilities with a predominantly hydro base. The Company has participated in the development of thermal generation in the neighboring states of Wyoming, Oregon and Nevada using low-sulfur coal from Wyoming and Utah.

For the twelve months ended December 31, 1994, total system electric revenues from residential customers accounted for 34 percent of the Company's total operating revenues. Commercial and industrial customers with less than 750 kW demand including street lighting customers accounted for 19 percent, commercial and industrial customers with 750 kW demand and over accounted for 19 percent and irrigation customers accounted for 12 percent. Public utilities and interchange arrangements accounted for 11 percent and other operating revenues accounted for 5 percent.

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

The Company has four large special contract customers in its Idaho retail jurisdiction - the Idaho National Engineering Laboratory (INEL), the J. R. Simplot Company, FMC Corporation
(FMC) and Micron Technology, Inc. (Micron). The rates charged these customers under their contracts are subject to the jurisdiction of the Idaho Public Utilities Commission (IPUC). The Company has contracts to supply up to 45 megawatts of capacity and energy to the INEL in eastern Idaho, up to 38 megawatts of capacity and energy to the J. R. Simplot Company for its chemical fertilizer operations plant near Pocatello, Idaho and up to 37 megawatts of capacity and energy to Micron located in Boise.

Since 1948, the Company has supplied capacity and energy to FMC for its elemental phosphorus production plant near Pocatello, Idaho. Under an agreement effective on January 1, 1974, the maximum amount of power that FMC may schedule is 250 megawatts. The agreement is subject to renewal by FMC every two years as to one-fourth of the power deliveries and contains annual minimum payment guarantees giving consideration to FMC's ability to decrease its electric demands during periods in which the Company may request reductions specified in the agreement. Revenues from FMC were approximately $30.5 million for 1.4 million megawatt-hours (MWH) of energy supplied during the twelve months ended December 31, 1994.


Competition -

Competition is increasing in the electric utility industry, due to a variety of developments (National Energy Policy Act of 1992, utility mergers surrounding our service territory, large cogeneration and small power projects, customer demands, etc.). In response to increasing competition, the Company continues to proceed with a strategic planning process. The goal of this process is to anticipate and fully integrate into Company operations any legislative, regulatory, environmental, competitive, or technological changes. With its low average energy production costs, the Company is ready to enter a more competitive environment and is taking action to preserve its low-cost competitive advantage. (see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Competition and Strategic Planning.)

With its predominantly hydro base and low-cost thermal plants, the Company is one of the lowest cost producers of electric energy among the nation's investor-owned utilities. Through its interconnections with BPA, PacifiCorp and other utilities, the Company has access to all the major electric systems in the West.

Some industrial and large commercial customers have the ability to own and operate facilities to generate their own electric energy and if such facilities are qualifying facilities, can require the displaced electric utility to purchase the output of such facilities at a state regulatory commission established "avoided cost" rate (see Rates). The Company's rates for its large (750 kW and over) industrial customers, excluding special contracts, averaged approximately 2.8 cents per kilowatt hour (see Power Supply). Some of these customers are converting waste heat to electricity for sale to the Company while purchasing their entire power needs at the Company's lower rates. The Company's rates for its small (under 750 kW) commercial and industrial customers average approximately 4.3 cents per kilowatt hour.

The legislatures and/or the regulatory commissions in several states have considered or are considering "retail wheeling." Retail wheeling means the movement of electric energy produced by another entity over an electric utility's transmission and distribution system, to a retail customer in what was the utility's service territory. A requirement to transmit directly to retail customers would permit retail customers to purchase electric capacity and energy from the electric utility in the service area they are located or from any other electric utility or independent power supplier.

The Idaho Legislature and the IPUC have not yet addressed retail wheeling. However, the Company believes with its low-cost energy production it is positioned to provide energy to retail customers in other utility service areas if retail wheeling is adopted by one or more of the Western states (see Regulation).


Subsidiaries -

The Company has five wholly-owned subsidiary companies:  Ida-West
Energy Company (Ida-West), Idaho Energy Resources Co. (IERCo),
Idaho Utility Products Company (IUPCo), IDACORP, INC., and
Stellar Dynamics.

Ida-West was formed in 1989 to participate through partnership interests in cogeneration and small power production (CSPP) projects. Ida-West owns, through various partnerships, 50 percent of five Idaho hydroelectric projects with a total generating capacity of approximately 34 megawatts (MW). Third parties unaffiliated with Ida-West own the remaining 50 percent of these projects, thus satisfying the "qualifying facility" status under Public Utility Regulatory Policy Act (PURPA) guidelines. The partnerships have obtained project financing (non-recourse to the Company) for each of these facilities. Power purchased from these facilities amounted to approximately $7.1 million in 1994. To date, all power sales made by Ida-West have been to the Company.

The Company has invested $20 million in Ida-West. Ida-West continues to actively seek to develop new projects. (see Part II, Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations - Subsidiaries.)

IERCo has been in operation since 1974. Its primary purpose is to participate as a joint venturer in the Bridger Coal Company, which operates the mine supplying coal to the Jim Bridger plant near Rock Springs, Wyoming (see Fuel). As of December 31, 1994, the Company's total investment in IERCo was $4.5 million.

IUPCo was formed in 1983 to develop and market products to the utility industry. IDACORP, INC. was organized in 1986 to commence an exempt non-regulated diversification program. No material activity occurred in either of these subsidiaries in 1994. As of December 31, 1994, the combined total investment in these subsidiaries was $3.3 million.

In 1994, Idaho Power announced the formation of a fifth subsidiary company. Stellar Dynamics hopes to commercialize the Company's extensive expertise in control technology for electric substations and power plants. The Company approved the new venture after receiving a positive recommendation from a market survey by Newton-Evans Research Company. The recommendation was backed by strong interest from potential customers. One-third of the companies surveyed, including several large investor-owned utilities, requested product information. The primary opportunity for Stellar Dynamics' design, consulting, installation, and troubleshooting services lies in the U.S. substation controls market. The Company expects to capitalize Stellar Dynamics during the first half of 1995.

Research and Development and Renewable Energy Sources -

In 1992, the Company joined Southern California Edison, the U.S. Department of Energy and others in retrofitting an existing 10-megawatt solar thermal experimental power plant now called Solar Two near Barstow, California. The project will use hundreds of sun-tracking mirrors to collect the sun's heat and a molten-salt fluid to store and transfer the heat. The molten-salt, which is environmentally safe, will retain heat longer and more efficiently than the original oil and rock heat storage system, allowing the plant to generate electricity during periods of cloud cover or at night. The Company will have contributed $630,500 by the end of 1998 and the Electric Power Research Institute (EPRI), of which the Company is a member, will contribute an additional $630,500 of matching funds, bringing the Company's credited contribution to approximately $1.3 million. The main benefit the Company will receive by participating in this project is valuable experience and knowledge in solar plant design, construction and operation.

During 1994, the Company spent approximately $2.2 million on research and development of which $1.9 million was the Company's membership in EPRI. EPRI's mission is to discover, develop and deliver advances in science and technology for the benefit of society. Some of the projects of benefit to the Company include: electrification technologies, power quality, electric transportation systems, EMF assessment/risk management and air quality issues.

As a member of EPRI, the Company participates in collaborative research projects with other EPRI-member utilities. This type of research project is known as Tailored Collaboration. It is tailored in that EPRI members invest additional funds to support research projects of specific value to their operations. In turn, EPRI provides matching funds from the Institute's base budget.

Another aspect of the Company's research and development efforts is an internal program called the Emerging Technology (ET) Program. The ET program was established to maintain an active and coordinated response to new technology and the ongoing industry research program and initiatives that are of interest to the Company.

Parts of the Company's service territory show a strong potential for solar power. The Company has just completed designing and constructing the nation's largest hybrid solar-powered photovoltaic (PV) system in the Mountain Home Air Force Base project. (see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Solar and Solar Photovoltaic Projects.)


Energy Efficiency -

The Company continues to promote the efficient use of electrical energy, recognizing the associated long-term benefits to customers and the Company. The IPUC and Oregon Public Utility Commission (OPUC) both emphasize the need for cost-effective conservation resources as well as the identification of potential conservation measures which can be utilized in the future. The Company now has active conservation programs in both Idaho and Oregon for the efficient use of energy in residential manufactured homes, commercial, agricultural and industrial sectors along with a weatherization program operating in conjunction with an established state program providing energy conservation measures to eligible low-income families. The Company supported legislation in Idaho that established energy-efficient building codes for new home construction and continues to support the adoption of even more stringent energy codes by local government jurisdictions. In 1994, the Company expended $7.0 million cash on its various energy-efficiency programs and continues to evaluate programs to encourage the efficient use of energy.


POWER SUPPLY

The Company is a dual-peaking system, with the larger energy peak generally occurring in the summer. This complements the winter peaking utilities which predominate in the Pacific Northwest. Even though its significant hydroelectric generation can operate to meet demand peaks, seasonal energy requirements are important to the Company because its seasonal energy capability is determined in part by the availability of water. In 1994, drought conditions again returned to the Company's service area. These conditions have hampered the Company's hydroelectric operations six of the last eight years. The system peak demand for 1994 was 2,392 megawatts set on June 23, 1994, which was 11.0 percent above the 1993 peak demand and 5.5 percent above the 1992 demand.

The following table sets forth the total energy sources of the Company for the last five years:

                                      Total Energy Sources
                                         (000's of MWH)
                      1994      1993      1992      1991      1990
Generation - net
 station output -
  Hydro              6,213.2   8,361.7   4,990.3   5,819.2   6,108.8
  Coal-fired         7,221.8   6,485.5   7,295.6   5,833.7   5,957.0
Purchased and
 interchange         2,287.0   1,273.8   2,102.8   2,583.1   1,936.7
     Total          15,722.0  16,121.0  14,388.7  14,236.0  14,002.5

Purchased power expenses were high and fluctuated during the last three years reflecting necessity purchases from neighboring utilities during the drought years. The Company increases utilization of its thermal facilities by operating at high capacity factors during drought periods which increases fuel expense. Conversely, it relies more on hydro facilities to meet customer demand during good water years thereby reducing fuel expense.

During 1994, approximately 40 percent of the Company's load requirements were met with the Company's hydroelectric generating plants, 46 percent from the thermal generating plants and the remaining 14 percent was purchased from or exchanged with neighboring utilities or from CSPP facilities. By comparison, hydroelectric generation met 52 percent of load requirements in 1993, 35 percent in 1992, 41 percent in 1991 and 44 percent in 1990. In a normal water year the hydro system contributes approximately 58 percent, thermal generation accounts for 33 percent and purchased power and other interchanges contributes the remaining 9 percent of total system requirements. Although it is too early to predict with certainty what hydroelectric conditions will be during 1995, preliminary reports indicate the mountain snowpack is approximately normal for this time of year. However, the carryover reservoir storage throughout the Snake River Basin is below average. The Company expects to meet projected energy loads during the coming year by utilizing its hydro and coal-fired facilities and strategic geographic location which provides opportunities to purchase, sell, exchange and transmit energy.

The Company's generating facilities are interconnected through its integrated transmission system and are operated on a coordinated basis to achieve maximum load-carrying capability and reliability. The transmission system of the Company is directly interconnected with the transmission systems of the Bonneville Power Administration (BPA), The Washington Water Power Company, the Pacific Power & Light and Utah Power & Light Divisions of PacifiCorp, The Montana Power Company and Sierra Pacific Power Company. Such interconnections, coupled with transmission line capacity made available under agreements with certain of the above utilities, permit the advantageous interchange, purchase and sale of power among most of the electric systems in the West. The Company is a member of the Intercompany Pool, the Western Systems Coordinating Council, the Western Systems Power Pool, and the Northwest Power Pool.

Increasing competitiveness in the electric power marketplace, the growing mobility of retail customers and the potential for deregulation of the electric power industry, all indicate a need for the Company to adjust its resource acquisition policy toward a greater emphasis on resource marketability. In order to avoid burdening the Company and its customers with unnecessary future power supply costs and higher rates, the Company has adopted a policy of acquiring all new resources as close as possible to the actual time of need and selecting the lowest cost resources meeting all of the Company's requirements. In practice, this policy will result in the purchase of power from others through the marketplace whenever purchases are the lowest cost resources, and new investment in resource ownership by the Company only when a Company-owned resource would be cost effective on the market.

In September 1993, the Company submitted a detailed position paper to its state regulators and other interested parties. In December 1993 the Company filed with the IPUC for permission to approve lower published prices for new CSPP contracts. In response to the Company's filing, on January 31, 1995 the IPUC issued an order approving lower published CSPP rates. (see Rates and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Issues.)


New Projects -

In response to increased customers and demand, the Company periodically updates its load and resource projections and now expects total Company energy requirements over the next 20 years to grow at an annual rate of 1.1 percent.

The Company's current projects include the expansion from 10 to 53 megawatts of the Twin Falls hydro plant (1995) (see
Construction Program).

Capitalizing on the Company's strategic location between the Intermountain West and the Pacific Northwest, the Company is considering the construction and operation of a new transmission line that could serve as a major path for regional transfers of power between the northwest and southwest. The Southwest Intertie Project (SWIP) is a proposed 500-mile, 500-Kv transmission line that would interconnect the Company's system with utilities in the Southwest. The Bureau of Land Management (BLM) completed the Final Environmental Impact Statement/Proposed Plan Amendment for the SWIP with a Record of Decision and Right of Way issued in December 1994. The utility and BLM will begin to prepare a detailed site-specific construction, operation and maintenance plan aimed at mitigating the environmental impact of the project. Detailed engineering work could begin in 1995. The Company has received preliminary commitments from various utility and non-utility entities for financial participation in the project. The Company intends to retain up to a 20 percent ownership in the line.

The following tables show how the Company expects to meet its forecast energy and peak demand requirements through 1999 from system generation and contracted resources. Because of its reliance upon hydroelectric generation, which varies according to streamflows, the Company's generating system is more energy constrained than capacity limited. Seasonal exchanges of winter-for-summer power are included among the contracted resources to maximize the firm load carrying capability. Exchanges are currently made with The Montana Power Company under a 10-year contract signed in 1987 and with Seattle City Light under an extended contract that expires in 2003.

                                 Summer Peak Capability (MW) (a)
                             1995     1996     1997     1998    1999

Generation capability       2,686    2,691    2,691    2,691   2,691
Contracts:
  Exchange (b)                175      175      175      175     175
Cogeneration and small
   power production           134      158      158      158     158
Firm peak load less
   interruptible           (2,276)  (2,307)  (2,392)  (2,473) (2,510)
Peak capability margin        719      717      632      551     514

  Percent                    31.6%    31.1%    26.4%    22.3%   20.5%

(a)  Based upon median hydro conditions.
(b)  Net summer-winter exchange.

                                      Annual Energy Capability
                                      (000's of MWH)(a)
                            1995     1996      1997     1998      1999

Generation capability     15,270   15,396    15,472   15,688    15,997
Contracts:
  Cogeneration and
   small power
   production                764    1,107     1,107    1,107     1,107
Annual firm load (b)     (15,370) (15,446)  (15,602) (16,179)  (16,243)
Energy capability
 margin                      664    1,057       977      616       861

  Percent                    4.3%      6.8%     6.3%     3.8%      5.3%

(a) Forecast based upon average of 66 historical water conditions.
(b) The growth in retail load is being offset by termination of some large short-term firm contracts.

During the 1995-1999 period, the Company plans to provide all the energy required to serve its firm load requirements during periods of heavy demand, reduced hydrogeneration caused by below normal streamflow conditions, or unscheduled outages of generating units by utilizing its hydroelectric and coal-fired generating units. The Company plans to meet any temporary resource deficiencies caused by these conditions through short-term purchases of power from neighboring utilities. For additional information concerning new resource additions see Construction Program.


CSPP Purchases -

As a result of the enactment of the PURPA and the adoption of avoided cost standards by the IPUC, the Company has entered into contracts for the purchase of energy from private developers. Because the Company's service territory encompasses substantial irrigation canal development, forest products production facilities, mountain streams, and food processing facilities, considerable amounts of energy are available from these sources. Such energy comes from hydro power producers who own and operate small plants and from cogenerators converting waste heat or steam from industrial processes into electricity. The estimated annualized cost for the 62 CSPP projects on-line as of December 31, 1994, is currently $40.7 million. During 1994, the Company purchased 543.3 million kilowatt-hours of power from these private developers at a blended price of 5.7 cents per kilowatt-hour (see Rates).


Firm Wholesale Power Sales -

The Company has firm wholesale power sales contracts with Sierra Pacific Power Company, Portland General Electric Company, The Montana Power Company, the City of Weiser, Idaho, two entities in the state of Utah, one in the state of California and one in the state of Oregon. These contracts are for various amounts of energy and range from 7 to 100 average megawatts and are of various lengths that are presently scheduled to expire between 1996 and 2009. As these contracts expire the Company will use the energy to meet current retail load, re-negotiate a new contract with the existing customer or contract with new wholesale customers for the sale of energy.


Transmission Service -

The Company has long had an open access transmission policy and is experienced in providing reliable, high quality, economical transmission service. The Company presently provides transmission service to BPA for their sales of electricity to certain irrigation districts in southern Idaho for irrigation pumping and their wholesale electric service to certain communities and rural cooperatives in and adjacent to the Minidoka Irrigation Project in Minidoka and Cassia Counties, Idaho. In addition, the Company has wheeling agreements with various surrounding utilities. Most recently, the Company has agreed to provide transmission service required by Sierra Pacific Power Company and the Washington Water Power Company to complete their proposed merger.

The Company's system lies between and is interconnected to the winter peaking northern and summer peaking southern regions of the western interconnected power system. This position should be advantageous both in providing transmission service and reaching a broad power sales market. To help facilitate access throughout the power system, the Company has become a charter member of the Western Regional Transmission Association. This association is the first of the regional transmission groups seeking a FERC charter to facilitate transmission access under the National Energy Policy Act of 1992.


FUEL

The Company, through Idaho Energy Resources Co., owns a one-third interest in the Bridger Coal Company and the Jim Bridger coal mine that supplies coal to the Jim Bridger generating plant in Wyoming. The mine, located near the Jim Bridger plant, operates under a long-term sales agreement providing for delivery of coal over a 41-year period that began in 1974 (see Item 2 Prop erties). The Jim Bridger Coal Mine has sufficient reserves to provide coal deliveries pursuant to the sales agreement. The average cost to the Company per ton of coal burned at the Jim Bridger plant, the largest thermal station on the Company's system, for the last five years is as follows: 1990 - $20.68; 1991 - $20.78; 1992 - $20.13; 1993 - $20.99 and 1994 - $19.52.
The Company also has a coal supply contract providing for annual deliveries of coal through 2005 from the Black Butte Coal Company's Leucite Hills mine adjacent to the Jim Bridger project. This contract supplements the Bridger Coal Company deliveries and provides another coal supply to operate the Jim Bridger plant. The Jim Bridger plant's rail load-in facility and unit coal train allows the plant to take advantage of potentially lower-cost coal from outside mines for tonnage requirements above established contract minimums.

Portland General Electric Company (PGE), with whom the Company is a 10 percent participant in the ownership and operation of the Boardman plant, has a flexible contract with AMAX Coal Company for delivery of low sulfur coal from its mines near Gillette, Wyoming, to Boardman Unit No. 1. Under this contract, PGE has the option to purchase 750,000 tons of coal annually through 1999. This agreement enables PGE and the Company to take advantage of lower cost spot market coal for some or all of the Boardman plant's requirements.

Sierra Pacific Power Company (SPPCo), with whom the Company is a joint (50/50) participant in the ownership and operation of the North Valmy Steam Electric Generating plant (Valmy plant), entered into a 22-year coal contract that began in July of 1981 with Southern Utah Fuel Company, a subsidiary of Coastal States Energy Corporation, for the delivery of up to 17.5 million tons of low-sulfur coal from a mine near Salina, Utah, for Valmy Unit No. 1.

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

In 1987, the Idaho Department of Water Resources filed a petition in state district court commencing the Snake River Basin Adjudication. This proceeding was initiated pursuant to state statute and a determination by the Idaho Legislature that the effective management of the Snake River basin required a comprehensive determination of the nature, extent and priority of all water users. The adjudication is still in its early stages, and the process will likely continue past the turn of the century. The Company has filed claims to its water rights within the basin and is participating in the adjudication to insure that its operations and water rights are not adversely impacted. The Company does not anticipate any modification of its water rights as a result of the adjudication process.


REGULATION

The Company is not in direct competition with any electric public utility company or municipality within its service territory. The Company is under the regulatory jurisdiction (as to rates, service, accounting and other general matters of utility operation) of the Federal Energy Regulatory Commission (FERC), the IPUC, the OPUC and the Public Service Commission of Nevada. The Company is also under the regulatory jurisdiction of the IPUC, OPUC and the Public Service Commission of Wyoming as to the issuance of securities. The Company is subject to the provisions of the Federal Power Act as a "licensee" and "public utility" as therein defined. The Company's retail rates are established under the jurisdiction of the state regulatory agencies and its wholesale and transmission rates are regulated by the FERC (see Rates). Pursuant to the requirements of Section 210 of the PURPA, the state regulatory agencies have each issued orders and rules regulating the Company's purchase of power from CSPP facilities.

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

The state of Oregon has a Hydroelectric Act providing for licensing of hydroelectric projects in that state. The Company's Brownlee, Oxbow and Hells Canyon facilities are on the Snake River where it forms the boundary between Idaho and Oregon and occupy land located in both states. These facilities are subject, with respect to project property located in Oregon, to such provisions of the Oregon Hydroelectric Act. The Company has obtained Oregon licenses for these facilities and these licenses are not in conflict with the Federal Power Act or the Company's FERC license (see Item 2. Properties).


ENVIRONMENTAL REGULATION

Environmental controls at the federal, state, regional and local levels are having a continuing impact on the Company's operations due to the cost of installation and operation of equipment required for compliance with such controls and the modification of system operations to accommodate such regulation.

Based upon the requirements of present environmental laws and regulations, the Company estimates its capital expenditures (excluding allowance for funds used during construction) for environmental matters for 1995 and during the period 1996-1999 will total approximately $1.5 million and $5.2 million, respectively. The Company also anticipates spending approximately $20 million a year in operating expenses for environmental facilities during the 1995-1999 period. However, to the extent regulations under federal and state environmental protection laws, as well as the laws themselves, are changed, costs for compliance with such laws and regulations in connection with the Company's existing facilities and facilities under construction are subject to change in an amount not determinable.


Air -

The Company has analyzed the Clean Air Act legislation and its effects upon the Company and its ratepayers. The Company's coal-fired plants in Nevada and Oregon already meet the federal emission rate standards and the Company's coal-fired plant in Wyoming meets that state's even more stringent regulations. The Company anticipates no material adverse effect upon its operations. The Company has entered into a joint arrangement with PacifiCorp and Black Hills Power and Light under which certain of these companies generating units have been accepted by the Environmental Protection Agency as "Substitution" units for the Baldwin #2 unit owned by Illinois Power Company. In exchange for Illinois Power naming units at the Jim Bridger Station as "Substitution" units for Baldwin #2, the Company sold Illinois Power a portion of the Phase I SO2 Allowances it received by having its share of the Jim Bridger units accepted as Phase I "Substitution" units.


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

The Company owns and finances the operation of anadromous fish hatcheries and related facilities to mitigate the effects of its hydroelectric dams on fish populations. In connection with its fish facilities, the Company sponsors ongoing programs for the control of fish disease and improvement of fish production. The Company's anadromous fish facilities at Hells Canyon, Oxbow, Rapid River, Pahsimeroi and Niagara Springs continue to be operated under agreements with the Idaho Department of Fish and Game. In 1994, the investment in these facilities was $11.7 million and the operation of these facilities pursuant to the FERC License 1971 cost approximately $2.5 million annually. The Niagara Springs project is currently going through an approximate $3.9 million expansion.


Endangered Species -

The Company continues to review and analyze the various effects upon its operations of the listing as threatened or endangered of several species of salmon and Snake River mollusks. The Company is cooperating with various governmental agencies to resolve these issues. (see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Environmental Issues.)


Hazardous/Toxic Wastes and Substances -

Under the Toxic Substances Control Act (TSCA), the Environmental Protection Agency (EPA) has adopted regulations governing the use, storage, testing, inspection and disposal of electrical equipment that contain polychlorinated biphenyls (PCBs). The regulations permit the continued use and servicing of certain electrical equipment (including transformers and capacitors) that contain PCBs. The Company continues to meet all federal requirements of the TSCA for the continued use of equipment containing PCBs. The Company has a program to make the 200-plus substations on its system PCB free. The costs for this disposal program were $0.3 million, $0.1 million and $1.3 million for 1992, 1993, and 1994 respectively. While the Company's use of equipment containing PCBs falls well within the federal safety standards, the Company has voluntarily decided to virtually eliminate these compounds from the substation sites. This program will save costs associated with the long-term monitoring and testing of substation equipment and grounds for PCB contamination as well as being good for the environment today.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 and the Resource Conservation and Recovery Act of 1976 authorize the EPA to seek a court order compelling responsible parties to undertake cleanup action at any location determined to present an imminent and substantial danger to the public or to the environment because of an actual or threatened release of one or more hazardous substances. Because of the nature of the Company's business, various by-products and substances are produced and/or handled which are classified as hazardous under one or more of these statutes. The Company provides for the disposal or recycling of such substances through licensed independent contractors, but these statutory provisions also impose potential responsibility for certain clean up costs on the generators of the wastes. As discussed in Item 3- Legal Proceedings, the Company accepted the responsibility to clean up certain portions of a designated Superfund site.

Electric and Magnetic Fields (EMF) -

While scientific research has yet to establish any conclusive link between EMF and human health, the possibility has caused public concern in the United States and abroad. Electric and magnetic fields are found wherever there is electric current, whether the source is a high-voltage transmission line or the simplest of electrical household appliances. Concerns over possible health effects have prompted regulatory efforts in several states to limit human exposure to EMF. Depending on what researchers ultimately discover and what regulations may be deemed necessary, it is possible that this issue could affect a number of industries, including electric utilities. However, at this time it is difficult to estimate what impacts, if any, the EMF issue could have on the Company and its operations.


RATES

Idaho Jurisdiction -

Since May 1993, the Company's PCA mechanism has provided for it to collect, or to refund, a portion of the differences between actual net power supply costs and those allowed in the Company's Idaho base rates. Rates are adjusted each May based on forecasted costs for the upcoming period May-April. Deviations from forecasted costs are deferred with interest and trued up the following year. The Company filed its 1994 PCA application with the IPUC on April 15, 1994, requesting an increase in addition to base rates. The increase (in effect from May 16, 1994 through May 15, 1995) was approximately $9.8 million or 2.5 percent including last year's true-up. At December 31, 1994, the Company had recorded $8.6 million of power supply costs above those projected in the 1994 forecast. This cumulative amount adjusted for any deferrals through March 1995 will be requested to be included in the 1995 true-up adjustment. With the IPUC's recent revenue requirement order, beginning February 1, 1995, the PCA mechanism increased on a prospective basis to a 90 percent payout level from its original 60 percent.

On June 30, 1994, the Company filed a general revenue requirement rate case with a calendar year 1993 test year, a thirteen month average rate base (annualized for its new Swan Falls production project) and a year end capitalization structure. The IPUC conducted hearings commencing on October 10 and December 12, 1994.

On January 31, 1995, the Company received IPUC Order No. 25880 authorizing $17.2 million in general rate relief representing a
4.2 percent overall increase in Idaho retail rates. The relief is based on an 11.0 percent allowed return on equity with an overall rate of return of 9.199 percent. The Company had requested $37.1 million in general rate relief representing a 9.09 percent increase in rates, a 12.50 percent return on equity, and a 9.88 percent overall rate of return. These increased rates are effective February 1, 1995.

On February 21, 1995 Idaho Power filed a Petition for Reconsideration with the IPUC in regard to Order No. 25880 issued January 31, 1995. In the petition, the Company requested an increase in the authorized rate of return on common equity to
11.75 percent. This would result in an additional increase in revenues of $6,840,143 or 1.6 percent. The petition is based on the Company's position that the rate of return determination was based upon an erroneous application of rate of return evidence, was unreasonable and contrary to the findings of the order, and failed to include any added increment for rewarding management's efforts. (see Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Issues.)

In September 1993, the Company submitted a detailed position paper to its state regulators and other interested parties. This report outlined proposed changes in the Company's resource acquisition policy. With the potential deregulation of the electric utility industry, and a more competitive power supply marketplace, the Company believes that current resource acquisition policies must be changed to avoid burdening it and its customers with unnecessary future power supply costs. The Company believes that the appropriate criteria for adding future supplies should be power needs at the time of development and that the addition be the least-cost market alternative. Therefore, in December 1993 the Company filed with the IPUC for permission to approve lower published prices for new CSPP contracts. In response to the Company's filing, on January 31, 1995 the IPUC issued an order approving lower published CSPP rates. In the order, the IPUC also determined that negotiated rates for future CSPP projects larger than one megawatt should be more closely tied to values determined in the Company's integrated resource planning process. In its order, the IPUC stated, "There is a widely held expectation that there will be increasing competition within the electric utility industry. In light of that, we believe it is especially important that the QF [Qualified Facilities] industry be able to demonstrate that the energy resources offers are as cost effective as those that a utility would construct."


Oregon Jurisdiction -

The Company presently contemplates filing a general revenue requirement case in Oregon in 1995 using the same information prepared for its 1994 general revenue requirement filing before the IPUC.

The Company's PCA mechanism applies only to its Idaho jurisdiction. As a result of 1994's high power supply costs, the Company also filed for temporary drought rate relief with the OPUC. The OPUC issued an accounting order that granted the Company permission to defer with interest 60 percent of Oregon's share of the Company's increased power supply costs incurred between May 13, 1994 and December 31, 1994. The amount deferred at December 31, 1994 was $1.3 million. The Company is required and will file an application with the OPUC in early 1995 to recover these deferred costs.


Other Jurisdictions -

In 1994 the Company did not file any applications for rate relief before the FERC or in its Nevada retail jurisdiction.


CONSTRUCTION PROGRAM

The Company's construction program for the 1995-1999 period includes expansion of the Twin Falls hydro facility with the balance primarily in transmission and distribution facilities. The total cash construction program (excluding allowance for funds used during construction) for the five-year period 1995-1999 is presently estimated to require cash funds of approximately $418.7 million as follows:

                                             1995  1996-1999(a)
                                           (Millions of Dollars)
Generating Facilities:
    Hydro                                   $ 21.6    $ 35.4
    Thermal                                    7.2      22.9
Total generating facilities                   28.8      58.3
Transmission lines and substations            13.6      48.9
Distribution lines and substations            37.8     146.1
General                                       14.6      70.6
    Total cash construction                   94.8     323.9
AFUDC                                          1.7       4.5
    Total construction including AFUDC (b)  $ 96.5    $328.4

(a) Includes construction costs escalated at 3.25%, 2.49%, 2.61% and 2.84% annually for the years 1996-1999, respectively.
(b) Does not include Ida-West equity investment in construction as Ida-West develops its construction as a participant in joint ventures which are not a part of the consolidated entity.

These estimates are subject to constant revision in light of changing economic, regulatory and environmental factors and patterns of conservation.

In early spring of 1994, the Company completed testing of its new Swan Falls Project and both units were declared available for commercial operation. At December 31, 1994, the Company had spent approximately $55.0 million for construction of the Swan Falls Project, including allowance for funds used during construction. Additional work to preserve the old power plant as an historical site began during the year. Work to establish a museum on the site is scheduled for completion in 1995. In May, crews completed the federally-mandated stabilization of the dam and began the environmental reclamation of approximately 18 acres of land affected by construction activities.

In January 1991, the Company received a 50-year license from the FERC for the Twin Falls Project that approves increasing the generating capacity from 10 megawatts to 53 megawatts. Construction started in July 1993 with completion scheduled for mid-1995. In July 1993, the Company received approval from the IPUC to rebuild the Twin Falls hydroelectric facility as proposed in its application. The commitment estimate, including allowance for funds used during construction, is $50.8 million which represents the maximum amount the Company recommends be included in Idaho ratebase. The total cash expenditures of the expansion are presently estimated at $38.1 million with total construction costs at $41.9 million including allowance for funds used during construction. At December 31, 1994, the Company had expended approximately $29.4 million.

As these and other potential projects become more definitive as to amount, timing and regulation, future construction forecasts will change accordingly. The Company has no nuclear involvement and its future construction plans do not include development of any nuclear generation. The Company is looking at various options that may be available to meet the future energy requirements of its customers which include: (1) efficiency improvements on the Company's generation, transmission and distribution systems,
(2) additional power purchases from CSPP facilities,
(3) purchased power and exchange agreements with other utilities or other power suppliers and (4) customer conservation. As additional energy demands are placed upon the system, the project or projects best meeting the changed requirements will be pursued.


FINANCING PROGRAM

The Company's five-year financing program primarily is designed to finance its construction program and to refund maturing long-term debt. The most recent estimate of capital requirements and sources of capital for the period is $428.5 million outlined as follows:



                                             1995    1996-1999
                                          (Millions of Dollars)
Capital Requirements:
    Net cash construction expenditures     $ 94.8       $323.9
    Conservation expenditures                 7.8         16.3
    Other cash expenditures                  (4.1)       (10.2)
      Total                                $ 98.5       $330.0

Sources of Capital:
    Internal generation                    $ 60.3       $333.6
    Short-term bank loans - Net             (22.0)       (31.0)
    First mortgage bonds/PC bond             50.0        138.1
    Debt repayment                            (.6)      (120.7)
    Common stock                             12.0         14.0
    Cash investments (increase)              (1.2)        (4.0)
      Total (a)                            $ 98.5       $330.0

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

Under the terms of the Indenture relating to the Company's First Mortgage Bonds, net earnings must be at least two times the annual interest on all bonds and other equal or senior debt. For the twelve months ended December 31, 1994, net earnings were 5.89 times. Additional preferred stock may be issued when earnings for twelve consecutive months within the preceding fifteen months are at least equal to 1.5 times (until December 31, 2000, at which time the issuance ratio will increase to 1.75 times) the aggregate annual interest requirements on all debt securities and dividend requirements on preferred stock. At December 31, 1994, the actual preferred dividend earnings coverage was 2.61 times. If the dividends on the shares of Auction Preferred Stock were to reach the maximum allowed, the preferred dividend earnings coverage would be 2.40 times. The Indenture and the Company's Restated Articles of Incorporation are exhibits to the Form 10-K and reference is made to them for a full and complete statement of their provisions.

ITEM 2. PROPERTIES


The Company's system includes 17 hydroelectric generating plants located in southern Idaho and eastern Oregon (detailed below) and an interest in three coal-fired steam electric generating plants. The system also includes approximately 4,648 miles of high voltage transmission lines; 21 step-up transmission substations located at power plants; 17 transmission substations; 7 transmission switching stations; and 195 energized distribution substations (excludes mobile substations and dispatch centers). Refer to Item 1 - Construction Program for facilities under construction.

The Company holds licenses under the Federal Power Act for 13 hydroelectric projects from the FERC. These and the other generating stations and their capacities are listed below:

                                    Maximum
                                 Non-Coincident
                                   Operating      Nameplate     License
Project                           Capacity kW    Capacity kW   Expiration

Properties Subject to Federal
Licenses:

Lower Salmon                            70,000        60,000     1997
Bliss                                   80,000        75,000     1998
Upper Salmon                            39,000        34,500     1998
Shoshone Falls                          12,500        12,500     1999
C J Strike                              89,000        82,800     2000
Upper Malad                              9,000         8,270     2004
Lower Malad                             15,000        13,500     2004
Brownlee-Oxbow-Hells Canyon          1,398,000     1,166,900     2005
Swan Falls                              27,170        27,170     2010
American Falls                         112,420        92,340     2025
Cascade                                 14,000        12,420     2031
Twin Falls                              10,000         8,437     2041
Milner                                  59,448        59,448     2038

Other Generating Plants:

Other Hydroelectric                     10,400        11,300
Jim Bridger (Coal-Fired Station)       693,333       678,077
Valmy (Coal-Fired Station)             260,650       260,650
Boardman (Coal-Fired Station)           53,000        53,000

On December 31, 1994, the composite average ages of the principal parts of the Company's system, based on dollar investment, were: production plant, 15.8 years; transmission system and substations, 18.0 years; and distribution lines and substations,
13.8 years. The Company considers its properties to be well maintained and in good operating condition.

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

As a result of various federal legislative actions and proposals (such as the Electric Consumers Protection Act of 1986, Energy Policy Act of 1992, Clean Water Act Reauthorization and Endangered Species Act Reauthorization), a major issue facing the Company is the relicensing of its hydro facilities. Because the federal licenses for the majority of the Company's hydroelectric projects expire during the next 10 to 15 years, the Company has vigorously pursued the relicensing process. The relicensing of these projects is not automatic under federal law. The Company must demonstrate comprehensive usage of the facilities, that it has been a conscientious steward of the natural resource entrusted to it and that there is a strong public interest in the Company continuing to hold the federal licenses. The Company will submit its first applications for license renewal to the FERC in December 1995. These first applications will seek renewal of the Company's licenses for its Bliss, Upper Salmon and Lower Salmon Hydroelectric Projects. The Company cannot anticipate what type of environmental capital investment or operational requirements may be placed on the projects in the relicensing process, nor can it estimate what the eventual cost will be for relicensing. However, the Company anticipates that its efforts in this matter for all of the hydro facilities will be successful.

Idaho Energy Resources Co. owns a one-third interest in certain coal leases near the Jim Bridger generating plant in Wyoming from which coal is mined and supplied to the plant.

Ida-West owns a 50 percent interest in five PURPA-qualified facilities that have a total generating capacity of approximately
34 MW. The energy from these facilities is sold to the Company.

ITEM 3. LEGAL PROCEEDINGS

The Company is a defendant in a Superfund case entitled United States of America vs. Pacific Hide & Fur Depot, et al., Civil No. 83-4062, pending in the United States District Court for the District of Idaho. The suit involves PCB and PCB/lead contamination at a scrap metal/recycling facility near Pocatello, Idaho. The Company entered into a Partial Consent Decree which was signed by the District Judge on September 26, 1989, wherein the Company agreed to remediate PCBs at the site.

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

A Certification of Completion for the Operable Unit Remedial
Action dated March 31, 1993, was issued by EPA to the Company.
The Amended Partial Consent Decree will supersede EPA's "Interim"
Administrative Order when it is entered by the court.

On August 30, 1993, Notice of the Lodging of the Amended Partial
Consent Decree was published in the Federal Register, creating a 30-day period for public comment.

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

Pursuant to the Request for Public Comment, a number of Potentially Responsible Parties involved with the lead contamination at the site filed objections to the proposed Amended Partial Consent Decree. The objections generally contend that the government's information relating to the Company's contribution to the lead contaminations at the site is erroneous, and that the Company's proposed settlement is disproportionately low in relation to its liability. On November 19, 1993, the Company provided the Department of Justice with its responses to the objections. Following receipt of the Company's responses, EPA undertook further factual investigations relating to the extent of lead contamination at the site and the nature and extent of lead contributions to the site, including the Company's involvement.

The Amended Partial Consent Decree was finally lodged together with EPA's Motion to Enter with the U.S. District Court for the District of Idaho on December 12, 1994. The Amended Partial Consent Decree provides that the Company is protected against any and all claims for contribution by other PRPs, both as to the PCB and lead contamination.

On January 24, 1995, the Company was advised that the PRP group associated with lead contamination was objecting to the proposed entry of the Amended Partial Consent Decree on the basis that the Company has not paid its "fair share" of the remaining lead clean-up costs which EPA currently estimates at approximately $5 million.

It is EPA's position that the Company, as an integral part of its clean-up of the PCB contamination and PCB/lead contamination, removed approximately 57 percent of the total lead contamination from the entire site, even though the Company contributed only
10.5 percent of the total lead contamination.

The Company believes that the objections filed by the PRPs are completely without merit, and both the Company and the EPA are responding to the objections of the PRPs.

This matter has been previously reported in Form 10-K dated
March 9, 1989, March 8, 1990, March 14, 1991, March 16, 1992,
March 12, 1993, March 10, 1994, and other reports filed with the Commission.

On February 16, 1994, an action for declaratory relief and breach of contract entitled Idaho Power Company vs. Underwriters and Lloyds London, et al., was filed by the Company in Federal District Court in Pocatello, Idaho, against its solvent liability insurers in the period of 1969 to 1974, arising out of the insurer's denial of coverage for the Company's environmental remediation of a hazardous waste site in Pocatello. The action seeks a declaratory judgment that the policies cover the Company's costs of defending claims related to the site and costs of site remediation, and damages for the insurers' breach of the insurance contracts based on the insurers' failure to pay such costs.

Due to a case backlog in the Idaho District, the case was assigned to a Federal Judge in the Eastern District of Washington. In the action, the Company seeks reimbursement for approximately $6,125,000 in indemnity and defense costs associated with the remediation, together with prejudgment interest and attorney fees and costs for the action.

The Company successfully settled its claim for coverage with the Liquidation Trustee for the first layer insurer (which insurer is now in liquidation) on several of the policies at issue, resulting in a one-time payment of $827,500 to the Company last fall. This sum is not reflected in the damages which the Company seeks in this litigation.

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

On November 30, 1993, the District Court entered a Second Order of Reference, in which the Court sent the case back to the Magistrate for the Magistrate to make additional findings with respect to the Tribe's contention that it is entitled to compensation based on physical exclusion from its usual and accustomed fishing places. The Magistrate ordered the parties to brief this issue. That briefing was concluded, and oral argument was held before the Magistrate on February 11, 1994. On
February 28, 1994, the Magistrate issued a Second Report and Recommendation wherein it was recommended that the District Court deny the Company's motion for summary judgment as to the Tribe's claim for damages arising from precluding the Tribe's access to its usual and accustomed fishing places and reaffirmed its recommendation in the original Report and Recommendation to grant the Company's motion for summary judgment as to all other claims.

On March 21, 1994, the Federal District Judge issued an order granting the Company's motion for summary judgment on all claims except the Tribe's claim for compensation based on exclusion from its usual and accustomed fishing places, which part of the motion the District Judge denied without prejudice.

On September 28, 1994, the Federal District Judge issued an Order rejecting the Second Report and Recommendation of the Magistrate and granting, in its entirety, the Company's motion for summary judgment.

On November 8, 1994, the Tribe filed its Notice of Appeal with the Ninth Circuit Court of Appeals. No date for oral argument on the appeal has yet been set.

The lawsuit is still in the early stages, and the Company is unable to predict the outcome of this case. However, the Company believes its actions were lawful and intends to vigorously defend this suit.

This matter has been previously reported in Form 10-K dated
March 16, 1992, March 12, 1993, March 10, 1994, and other reports filed with the Commission.

On October 6, 1994, the Company brought an action, Idaho Power Company, v. Monsanto Company, et al., in the district court of the fourth judicial district of the State of Idaho, against Monsanto Company, General Electric Company, Westinghouse Electric Corporation, Schlumberger Industries, Inc., McGraw-Edison Company, Asea Brown Boveri, Inc. and Cooper Industries, Inc. The Complaint alleges fraudulent misrepresentation or omission of material facts, and/or knowing failure to warn Idaho Power Company of the hazards of polychlorinated biphenyls (PCBs), in connection with the sale, service, replacement, maintenance, and/or removal of electrical equipment utilizing or contaminated with PCBs. The case has been removed to the United States District Court for the District of Idaho and is still in an early stage. Discovery has not yet commenced and no trial date has been set.


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


                          Business Experience During Past
Name, Age and Position    Five (5) Years

J. W. Marshall, 56         Appointed August 18, 1989.
Chairman of the Board
and Chief Executive
Officer

L. R. Gunnoe, 59           Appointed July 12, 1990. Mr. Gunnoe
President and Chief        was Vice President - Distribution
Operating Officer          prior to July 12, 1990.

Daniel K. Bowers, 47       Appointed July 10, 1986.
Vice President and
Treasurer

J. LaMont Keen, 42         Appointed November 14, 1991.
Vice President and         Mr. Keen was Controller prior to
Chief Financial Officer    November 14, 1991.

Douglas H. Jackson, 58     Appointed July 12, 1990.
Vice President -           Mr. Jackson was Senior Manager of
Distribution               Corporate Services prior to
                           July 12, 1990.

Paul L. Jauregui, 53       Appointed June 4, 1988.
Vice President -
Human Resources


C. N. Olson, 45             Appointed July 11, 1991. Mr. Olson
Vice President -            was Senior Manager - Corporate
Corporate Services          Services prior to July 11, 1991,
                            Senior Manager - Administrative
                            Services prior to September 1, 1990
                            and Distribution Engineering and
                            Construction Manager prior to
                            February 1, 1990.

J. B. Packwood, 51          Appointed July 13, 1989.
Vice President -
Power Supply

Robert W. Stahman, 50       Appointed July 13, 1989.
Vice President, General
Counsel and Secretary

Harold J. Hochhalter, 59    Appointed January 9, 1992.
Controller and Chief        Mr. Hochhalter was Manager of
Accounting Officer          Corporate Accounting and Reporting
                            prior to January 9, 1992.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS


The Company has paid cash dividends on its common stock in each year since 1918. For the years of 1992, 1993 and 1994, cash dividends per share of common stock were $1.86. At the July 1994 meeting, the Board of Directors voted to maintain the annual common dividend at $1.86 per share. It is the intention of the Board of Directors to continue to pay dividends quarterly on the common stock, but such dividends in the future will depend on earnings, cash requirements of the Company and other factors.

The common stock is listed on the New York and Pacific stock exchanges. For years 1993 and 1994, the following table indicates the reported high and low sales price of the Company's common stock as reported by the Wall Street Journal as composite tape transactions. The Company's number of common stockholders of record at December 31, 1994 was 26,209.


                                               1993 (Quarters)
Common Stock, $2.50 par value:         1st      2nd      3rd      4th
  High                               $30 3/8  $31 1/2  $33      $32 7/8
  Low                                 27 1/4   27 7/8   31       29 1/8
  Dividends paid per share (cents)    46.5     46.5     46.5     46.5



                                               1994 (Quarters)
Common Stock, $2.50 par value:         1st      2nd      3rd      4th
  High                               $30 5/8  $27 5/8  $24 7/8  $24 1/8
  Low                                 26 7/8   21 3/4   22 1/2   22
  Dividends paid per share (cents)    46.5     46.5     46.5     46.5


ITEM 6. SELECTED FINANCIAL DATA

SUMMARY OF OPERATIONS                 1994             1993             1992              1991
(Thousands of Dollars)
Revenues:
 General business                 $457,354         $428,658         $431,818          $409,454
 Sales to other utilities           59,923           86,525           42,000            52,563
 Other revenues                     26,381           25,219           24,274            21,176
  Total revenues                   543,658          540,402          498,092           483,193
Expenses:
 Purchased power                    60,216           45,361           58,496            51,210
 Fuel expense                       94,888           87,855           96,710            75,161
 Other operation and               154,742          164,388          137,547           151,593
maintenance
 Depreciation                       60,202           58,724           59,823            57,597
 Taxes other than income taxes      23,945           22,129           20,562            21,168
  Total expenses                   393,993          378,457          373,138           356,729
Income from operations             149,665          161,945          124,954           126,464
Other income and deductions -      (12,160)         (12,984)         (11,133)           (9,453)
Net
Interest charges - Net              52,652           53,991           52,935            56,901
Income taxes                        34,243           36,474           23,162            21,144
Cumulative effect of accruing
 unbilled revenues                       -                -                -                 -
Net Income                          74,930           84,464           59,990            57,872
 Dividends on preferred stocks       7,398            6,009            5,516             4,904
Earnings on common stock            67,532           78,455           54,474            52,968
 Dividends on common stock          69,594           67,959           65,043            63,197
Net change to retained earnings   $ (2,062)        $ 10,496         $(10,569)         $(10,229)

CAPITALIZATION (000 omitted)                   %                %                 %                %

First mortgage bonds              $490,000}   46   $490,000}   47   $485,000}    49   $435,000}   48
Other long-term debt               203,206          203,780          216,948           194,981
Mandatory redeemable preferred
 stock                                   -}    9          -}    9          -}     7          -}    8
Preferred stock                    132,456          132,751          107,874           108,191
Common stock (incl. prem. &        452,962}   45    439,467}   44    412,998}    44    356,824}   44
exp.)
Retained earnings                  220,838          222,900          212,404           222,973
  Total capitalization          $1,499,462   100 $1,488,898   100 $1,435,224    100 $1,317,969   100
Short-term borrowings              $55,000           $4,000           $6,000           $48,500
outstanding

SUMMARY OF OPERATIONS                 1990             1989             1988              1987
(Thousands of Dollars) (Cont'd)
Revenues:
 General business                 $401,350         $397,974         $362,050          $343,899
 Sales to other utilities           44,368           70,749           32,175            35,447
 Other revenues                     19,217           27,438           18,096            15,251
  Total revenues                   464,935          496,161          412,321           394,597
Expenses:
 Purchased power                    43,923           43,845           43,723            30,234
 Fuel expense                       77,606           77,127           74,528            65,934
 Other operation and               134,126          132,114          116,230           114,235
maintenance
 Depreciation                       55,114           53,092           51,691            50,929
 Taxes other than income taxes      20,752           20,213           19,301            19,072
  Total expenses                   331,521          326,391          305,473           280,404
Income from operations             133,414          169,770          106,848           114,193
Other income and deductions -      (11,666)         (10,005)          (6,552)          (13,115)
Net
Interest charges - Net              52,605           52,997           50,762            51,843
Income taxes                        23,234           42,041           13,558            27,246
Cumulative effect of accruing
 unbilled revenues                       -                -                -           (11,302)
Net Income                          69,241           84,737           49,080            59,521
 Dividends on preferred stocks       4,279            4,285            4,293             4,298
Earnings on common stock            64,962           80,452           44,787            55,223
 Dividends on common stock          63,197           62,177           61,159            61,159
Net change to retained earnings   $  1,765         $ 18,275         $(16,372)         $ (5,936)

CAPITALIZATION (000 omitted)                   %                %                 %                %

First mortgage bonds              $367,500}   46   $377,000}   47   $392,000}    47   $407,000}   47
Other long-term debt               194,159          165,551          164,426           160,003
Mandatory redeemable preferred
 stock                                   -}    5          -}    5          -}     5          -}    5
Preferred stock                     58,761           58,923           59,126            59,238
Common stock (incl. prem. &
 exp.)                             358,078}   49    357,986}   48    357,866}    48    357,797}   48
Retained earnings                  233,241          231,476          213,201           229,573
  Total capitalization          $1,211,739   100 $1,190,936   100 $1,186,619    100 $1,213,611   100
Short-term borrowings              $48,280          $31,000          $37,000            $4,000
outstanding

SUMMARY OF OPERATIONS                 1986             1985             1984
(Thousands of Dollars) (Cont'd)
Revenues:
 General business                 $336,480         $336,705         $324,701
 Sales to other utilities           54,987           98,980           86,724
 Other revenues                     17,394           15,495           16,422
  Total revenues                   408,861          451,180          427,847
Expenses:
 Purchased power                    31,849           16,188            1,215
 Fuel expense                       31,260           81,961           50,850
 Other operation and               114,407          125,728          119,604
maintenance
 Depreciation                       49,308           45,595           40,974
 Taxes other than income taxes      18,539           16,790           16,363
  Total expenses                   245,363          286,262          229,006
Income from operations             163,498          164,918          198,841
Other income and deductions -      (17,064)         (20,352)         (11,191)
Net
Interest charges - Net              51,206           47,891           45,579
Income taxes                        50,923           52,556           64,418
Cumulative effect of accruing
 unbilled revenues                       -                -                -
Net Income                          78,433           84,823          100,035
 Dividends on preferred stocks      10,553           12,447           13,617
Earnings on common stock            67,880           72,376           86,418
 Dividends on common stock          59,755           56,277           52,221
Net change to retained earnings   $  8,125         $ 16,099         $ 34,197

CAPITALIZATION (000 omitted)                   %                %                 %

First mortgage bonds              $432,000}   47   $467,000}   47   $467,000}    47
Other long-term debt               153,887          149,074          138,452
Mandatory redeemable preferred
 stock                                   -}    5     63,000}    9     63,000}    10
Preferred stock                     59,403           60,585           61,079
Common stock (incl. prem. &
 exp.)                             357,708}   48    355,007}   44    342,038}    43
Retained earnings                  235,509          230,558          214,459
  Total capitalization          $1,238,507   100 $1,325,224   100 $1,286,028    100
Short-term borrowings
 outstanding                        $5,000           $    -           $    -

FINANCIAL STATISTICS                  1994             1993             1992              1991
Income from operations as a
 percent of total revenues            27.5%            30.0%            25.1%             26.2%
Times interest charges earned:
 Before tax                           3.01             3.14             2.50              2.34
 After tax                            2.38             2.50             2.08              1.98
Market-to-book ratio                   131%             170%             159%              168%
Payout ratio                           103%              87%             120%              119%
Return on year-end common
 equity                              10.02%           11.84%            8.71%             9.14%
Common stock data:
 Earnings per average share
  outstanding                        $1.80            $2.14            $1.55             $1.56
 Dividends declared per share        $1.86            $1.86            $1.86             $1.86
 Book value per share               $17.91           $17.86           $17.28            $17.07
 Average shares outstanding
  (000 omitted)                     37,499           36,675           35,116            33,977
 Common shareowners                 26,209           26,870           27,834            28,069
 * Includes cumulative effect
   of accounting change

CUSTOMER DATA

General business data:
 Energy sales - kWh
  (000,000 omitted)                 12,194           11,406           11,606            11,266
 Number of customers               330,308          317,772          307,567           297,808
Residential customer data:
 Number of customers               274,187          263,682          255,022           246,689
 Average kWh use per customer       14,159           14,587           13,856            14,845
 Average rate per kWh (cents)         4.83             4.82             4.80              4.72

OTHER STATISTICS

Total assets (000 omitted)      $2,191,816       $2,097,417       $1,862,307        $1,773,674
Gross plant additions
 (000 omitted)                    $107,667         $116,972         $118,920          $135,904
Number of employees (full-time)      1,609            1,654            1,638             1,626

FINANCIAL STATISTICS (Cont'd)         1990             1989             1988              1987
Income from operations as a
 percent of total revenues            28.7%            34.2%            25.9%             28.9%
Times interest charges earned:
 Before tax                           2.72             3.30             2.18              2.76*
 After tax                            2.29             2.53             1.93              2.10*
Market-to-book ratio                   148%             169%             138%              127%
Payout ratio                            97%              77%             137%              111%
Return on year-end common
 equity                              10.99%           13.65%            7.84%             9.40%
Common stock data:
 Earnings per average share
  outstanding                        $1.91            $2.37            $1.32             $1.63*
 Dividends declared per share        $1.86            $1.83            $1.80             $1.80
 Book value per share               $17.40           $17.35           $16.81            $17.29
 Average shares outstanding
 000 omitted)                       33,977           33,977           33,977            33,977
 Common shareowners                 29,080           30,291           32,225            33,733
 * Includes cumulative effect
   of accounting change

CUSTOMER DATA

General business data:
 Energy sales - kWh
  (000,000 omitted)                 11,086           11,069           10,563            10,175
 Number of customers               291,800          284,363          279,529           276,249
Residential customer data:
 Number of customers               241,790          236,008          232,650           230,486
 Average kWh use per customer       14,281           14,923           14,364            13,785
 Average rate per kWh (cents)         4.73             4.69             4.47              4.34

OTHER STATISTICS

Total assets (000 omitted)      $1,680,110       $1,625,120       $1,608,935        $1,602,311
Gross plant additions (000
 omitted)                          $80,117          $62,094          $64,358           $38,929
Number of employees (full-time)      1,574            1,528            1,500             1,521

FINANCIAL STATISTICS (Cont'd)         1986             1985             1984
Income from operations as a
 percent of total revenues            40.0%            36.6%            46.5%
Times interest charges earned:
 Before tax                           3.40             3.61             4.12
 After tax                            2.46             2.61             2.90
Market-to-book ratio                   150%             133%             114%
Payout ratio                            88%              78%              60%
Return on year-end common
 equity                              11.44%           12.36%           15.53%
Common stock data:
 Earnings per average share
  outstanding                        $2.00            $2.16            $2.63
 Dividends declared per share        $1.76            $1.68            $1.59
 Book value per share               $17.46           $17.29           $16.74
 Average shares outstanding
 (000 omitted)                      33,961           33,544           32,893
 Common shareowners                 34,456           35,959           35,216
 * Includes cumulative effect
   of accounting change

CUSTOMER DATA

General business data:
 Energy sales - kWh
  (000,000 omitted)                  9,938           10,366           10,191
 Number of customers               274,129          272,155          268,974
Residential customer data:
 Number of customers               228,921          227,562          225,319
 Average kWh use per customer       14,541           15,432           15,342
 Average rate per kWh (cents)         4.21             3.98             4.01

OTHER STATISTICS

Total assets (000 omitted)      $1,621,887       $1,646,847       $1,584,874
Gross plant additions
 (000 omitted)                     $50,257          $74,064          $99,028
Number of employees (full-time)      1,524            1,568            1,725

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Idaho Power Company's consolidated financial statements represent the Company and its five wholly-owned subsidiaries: Idaho Energy Resources Company (IERCo); Ida-West Energy Company (Ida-West); IDACORP, Inc.; Idaho Utility Products Company (IUPCo); and Stellar Dynamics. This discussion uses the terms Idaho Power and the Company interchangeably to refer to Idaho Power Company and its subsidiaries.

EARNINGS PER SHARE AND BOOK VALUE

Two factors affected earnings per share in 1994. First, drought conditions returned to the Company's service area. These conditions have hampered the Company's hydroelectric operations six of the last eight years. Second, the Company entered into an agreement with a midwest utility regarding a substitution emission allowance exchange. This agreement resulted in a $2.5 million one-time addition to pretax income. Earnings per share of common stock were $1.80 in 1994, down from $2.14 in 1993, a year of improved precipitation and streamflows. However, the 1994 earnings per share are an increase over 1992's drought-affected $1.55. The 1994 earnings equate to a 10.0 percent earned return on year-end common equity, as compared to the 11.8 percent earned in 1993 and the 8.7 percent earned in 1992. At December 31, 1994, the book value per share of common stock was $17.91.

RESULTS OF OPERATIONS

     Energy Demand and Customer Growth

A prolonged period of high temperatures sparked sharp increases in energy demand during the summer of 1994. Southwestern Idaho and southeastern Oregon--the most densely populated area of the Company's service territory--experienced a record 44 consecutive days with temperatures of at least 90 degrees. On June 23, 1994, the Company set a new record for system peak load at 2,392 megawatts (MW).

The Company's growth in new customers this year broke a record of its own. By December 31, 1994, Idaho Power had connected 12,536 new general business customers to its system, far outpacing the previous record of 11,563 set in 1978. By customer class, the Company added 10,505 residential customers, 1,548 commercial and industrial customers, and 483 irrigation customers.

     Economy

The Company's service territory posted another outstanding year of economic growth in 1994. Idaho's nonagricultural employment grew by an estimated 4.6 percent, following gains of 5.0 percent in 1993 and 4.6 percent in 1992. Across the entire service territory, nonagricultural employment showed an estimated gain of nearly 4.6 percent for 1994, building on gains of 4.9 percent in 1993 and 3.5 percent in 1992.

Population growth remains strong in the Company's service area. The number of residential customers grew by 3.4 percent in both 1992 and 1993, and by 4.0 percent in 1994. Over the next five years, the Company projects that the number of new households in its service area will grow by an average rate of 3.0 percent per year, while population growth over the same period will exceed
2.2 percent.

     Revenues

For the three-year period 1992-1994, the Company received an average 86 percent of its operating revenues from electric sales in Idaho, 5 percent in Oregon, less than 1 percent in Nevada, and 9 percent from the wholesale market. For the same three-year period, the average percentages of total operating revenues by category were as follows:
- - 34 percent from residential customers;
- - 30 percent from a combination of irrigation customers, street lighting customers, and commercial and industrial customers with less than 750 kW demand;
- - 19 percent from commercial and industrial customers with demand of 750 kW or greater;
- - 12 percent from sales to other utilities and interchange arrangements;
- - 5 percent miscellaneous revenue.

The Company's energy sales to general business customers rose 3.0 percent in 1992, fell 1.7 percent in 1993, then increased 6.9 percent in 1994. The sales increases in 1992 and 1994 reflect the strong economic growth in Idaho Power's service territory, increases in new customers served, and varied temperature, streamflow, and energy usage patterns. The decline in 1993 can be traced to two factors: (1) wet spring weather that reduced irrigation kilowatt-hour sales by 28.8 percent; and (2) temporary operational changes made by two of the Company's large industrial customers that lowered energy consumption. FMC Corporation periodically curtailed 1993 operations at its elemental phosphorous production plant in response to market conditions for its product. Also, the Idaho National Engineering Laboratory
(INEL) reduced its 1993 electrical usage. Both FMC and INEL returned to a higher level of operation during 1994.

Record growth in new customers contributed to the 1994 increase in energy sales. In addition, a long, hot, dry summer boosted the Company's irrigation load by 34.5 percent.

General business revenues constitute approximately 83 percent of the Company's total operating revenues. For 1992, general business revenues were $431.8 million, for 1993 $428.7 million, and for 1994 $457.4 million. The decrease in 1993 is a result of that year's wet spring, which reduced irrigation revenues by 27.9 percent. The decrease was partially offset by increases in residential revenues (9.3 percent) and small commercial revenues (4.0 percent). The 1994 increase reflects above-normal summer temperatures that increased irrigation revenues by 33.2 percent, or $16.2 million. The number of general business customers served increased by 32,500, or 10.9 percent during the three-year period. Energy usage per average residential customer was 13,856 kilowatt hours (kWh) in 1992, 14,587 kWh in 1993, and 14,159 kWh in 1994.

Total operating revenues increased by $14.9 million (3.1 percent) in 1992, $42.3 million (8.5 percent) in 1993, and $3.3 million (0.6 percent) in 1994. Increased opportunity sales to other utilities created the 1993 increase in total operating revenue. Customer growth, coupled with above-normal summer temperatures, accounted for the 1994 increase. However, the increase was offset by a decline in opportunity sales caused by reduced streamflows.

     Off-System Sales

Revenues from sales to other utilities fell $10.6 million in 1992, rose $44.5 million in 1993, and decreased by $26.6 million in 1994. These are composed of firm sales (long-term contractual agreements) and opportunity sales made on a when-available basis. The volume and price of these sales depend on the Company's firm energy demand, hydroelectric generation conditions in its service territory, and market conditions throughout the West. Revenues from firm sales to other utilities were $37.5 million in 1992, $45.4 million in 1993, and $53.6 million in 1994. Revenues from opportunity sales to other utilities were $4.5 million in 1992, $41.1 million in 1993, and $6.3 million in 1994. Drought conditions reduced opportunity sales in 1992 and 1994, while the return to more normal hydro conditions in 1993 increased the volume of sales and revenue dramatically.

     Expenses

Total operating expenses grew $16.4 million in 1992, $5.3 million in 1993, and $15.5 million in 1994. The added expense for 1992 and 1994 are a result of drought conditions that elevated the Company's reliance on thermal generation and purchased power. The 1993 rise in operating expenses reflects the deferral of certain 1992 drought-related net power supply costs to 1993 authorized by the Idaho Public Utilities Commission (IPUC). Maintenance expense also increased in 1993 with that year's return to improved hydroelectric operating conditions.

Purchased power expenses have been high and fluctuating during the last three years. This situation reflects both necessity purchases from neighboring utilities during drought periods and increased 1993 purchases from cogeneration and small power production (CSPP) projects as a result of improved hydro conditions. The current estimated annualized cost for the 62 CSPP projects on-line at December 31, 1994 is $40.7 million. The Company relies on its thermal generation facilities to operate at high-capacity factors during periods of drought. Increased thermal generation raised fuel expenses by $21.5 million in 1992 and $7.0 million in 1994. In 1993, fuel expenses declined by $8.9 million as a direct result of the increased availability of hydro generation to meet customer demand.

All other operation and maintenance expenses fluctuated during the three-year period, with a cumulative increase of $3.1 million. These variations are due, in part, to increases in payroll and benefits, and changes in operation and maintenance due to drought conditions.

Depreciation expense was up for the three-year period by $2.6 million, or 4.5 percent, due to a greater plant investment base.
Taxes other than income taxes grew $2.8 million, or 13.1 percent, as a result of additional property taxes and taxes on the increased generation and sale of hydroelectric power.

     Interest Charges

Interest charges on long-term debt fluctuated during the three-year period. Ultimately, they were down by $3.2 million, reflecting the maturity, early redemption, and issuance of several series of first mortgage bonds. The Company took advantage of declining interest rates to refinance several higher-cost bond issues. These refinancings reduced the overall cost of debt and annual interest expense by an amount that largely offset the cost of additional financing (see Note 5 of Notes to Consolidated Financial Statements).

Interest on short-term debt rose due to varying interest rates during the period, as well as to a larger level of short-term borrowings. At December 31, 1994, the Company's short-term borrowings were $55.0 million (see Note 7 of Notes to Consolidated Financial Statements).

     Income Taxes

In August 1993, Congress enacted the Omnibus Budget Reconciliation Act. Among other things, the Act raised the statutory corporate federal income tax rate from 34 percent to 35 percent, retroactive to January 1, 1993. Accordingly, taxes on current income were computed at the higher rate. Also in 1993, the Company settled with the Internal Revenue Service (IRS) federal income tax liabilities for the 1987-1990 tax years and in 1994 the Company settled federal income tax liabilities for the 1991-1992 tax years, except for immaterial amounts relating to a partnership.

     Precipitation and Streamflows

After experiencing an above-average water year in 1993, Idaho Power's service territory experienced below-normal precipitation and above-normal temperatures throughout much of 1994. Between April and July, the Company recorded 2.75 million acre feet (MAF) of water flowing into Brownlee Reservoir (water source for the three-dam Hells Canyon hydroelectric complex). This figure is 46 percent of 1993's 6.0 MAF, 153 percent of 1992's 1.8 MAF, and 57 percent of the 66-year median of 4.8 MAF.

The early indications for l995 are somewhat better. As of February 1, l995, reservoir storage above Brownlee Reservoir was at 37 percent of capacity. However, the average snow water equivalent for the Snake River above Brownlee Reservoir was at 114 percent of the 30-year average, compared to 56 percent of the average at this time last year. Based on current hydrologic conditions and projected meteorological conditions, the Company estimates that approximately 4.5 MAF of water will flow into Brownlee Reservoir between April and July 1995. If the estimate holds true, it would be a 64 percent increase over 1994's streamflow, but still 6 percent below the 66-year median inflow.

     Energy Requirements

With drought conditions returning in 1994, hydroelectric generation accounted for only 40 percent of the Company's total energy requirements. This figure is a substantial decrease from 52 percent in 1993, but higher than 1992's 35 percent. Thermal generation accounted for 46 percent of total energy requirements in 1994, while purchased power and other exchanges supplied 14 percent. Under normal conditions, the Company's hydro system supplies approximately 58 percent of its total energy requirements, with thermal generation accounting for 33 percent and purchased power and other interchanges contributing the remaining 9 percent.

The Company expects to meet l995's projected energy loads by using its hydro and coal-fired facilities and strategic geographic location-which presents excellent opportunities to purchase, sell, exchange, and transmit Northwest energy-even if stream flow conditions are below normal.

Regulatory Issues

          Power Cost Adjustment (PCA)

Since 1993, the Company's PCA mechanism has allowed it to collect, or to refund, the differences between actual net power supply costs and those allowed in the Company's Idaho base rates. Deviations from forecasted costs are deferred with interest and trued up the following year. The Company filed its 1994 PCA application with the IPUC on April 15, 1994, requesting an increase in base rates for the Idaho jurisdiction. The increase (in effect from May 16, 1994 through May 15, 1995) was approximately $9.8 million, or 2.5 percent including last year's true-up. At December 31, 1994, the Company had recorded $8.6 million of power supply costs above those projected in the 1994 forecast. This cumulative amount will be requested to be included in the 1995 true-up adjustment. With the IPUC's revenue requirement order on February 1, 1995, the PCA mechanism increased to a 90 percent recovery level from its original 60 percent.

          General Revenue Requirement Case

On June 30, 1994, the Company filed its application based upon calendar year 1993, using a thirteen month average rate base (annualized for its new Swan Falls production project) and a year end capitalization structure. The IPUC conducted ten days of hearings commencing on October 10 and December 12, 1994. Public hearings were also held in Pocatello, Idaho on December 5 and in Caldwell, Idaho on December 7, 1994. Throughout the proceeding, including the interim rate hearing, documentary and oral evidence was presented by a number of parties.

On January 31, 1995, the Company received IPUC Order No. 25880 authorizing $17.2 million in general rate relief from the IPUC representing a 4.2 percent overall increase in Idaho retail rates. The relief is based on an 11.0 percent allowed return on equity with an overall rate of return of 9.199 percent. The Company had requested $37.1 million in general rate relief representing a 9.09 percent increase in rates, a 12.50 percent return on equity, and a 9.88 percent overall rate of return. These increased rates are effective February 1, 1995.

The Company is disappointed with the allowed return on common equity granted in the Order and believes it does not adequately reflect today's financial conditions and the returns investors expect to receive on their investment. An allowed return on common equity of 11.0 percent only marginally exceeds the Company's dividend payout ratio of 10.4 percent on year-end book value. This makes it difficult for the Company to meet dividend requirements because of the implied constraint the return allowed places on the Company's earnings potential. The Company has petitioned the IPUC for reconsideration of its decision with regard to the allowed return on common equity seeking an authorized return on common equity which, if earned, would be sufficient to safely cover the current dividend. However, the Company cannot predict the final outcome of this request for reconsideration.

The Company will file a general revenue requirement case in Oregon in early l995. This filing will utilize the same information used in the 1994 filing in Idaho.

          Cogeneration and Small Power Production Contracts

In September 1993, the Company submitted a detailed position paper to its state regulators and other interested parties. This report outlined proposed changes in the Company' s resource acquisition policy. With the potential deregulation of the electric utility industry, and a more competitive power supply marketplace, the Company believes that current resource acquisition policies must be changed to avoid burdening it and its customers with unnecessary future power supply costs. Idaho Power believes that the appropriate criteria for adding future supplies should be power needs at the time of development and that the addition be the least-cost market alternative. Therefore, in December 1993 the Company filed with the IPUC for permission to approve lower published prices for new CSPP contracts. In response to the Company's filing, on January 31, 1995 the IPUC issued an order approving lower published CSPP rates. In the order, the IPUC also determined that negotiated rates for future CSPP projects larger than 1 megawatt should be more closely tied to values determined in the Company's integrated resource planning (IRP) process. In its January 31, l995 order, the IPUC stated, "There is a widely held expectation that there will be increasing competition within the electric utility industry. In light of that, we believe it is especially important that the QF [Qualified Facilities] industry be able to demonstrate that the energy resources offers are as cost effective as those that a utility would construct."

Rosebud Enterprises, Inc. (Rosebud) filed a Complaint against the Company with the IPUC, alleging that the Company refused to sign a contract to purchase the output of a 40 MW petroleum waste-fired generating plant that Rosebud proposes to build near Mountain Home, Idaho. Because this facility, known as the Mountain Home Project, was larger than l0 MW, the IPUC's established rates for small CSPP projects were not available to Rosebud. On September 16, 1994, the IPUC issued an order directing the Company to recalculate and offer avoided cost rates as described in the order. In October 1994, the Company transmitted a purchase offer to Rosebud conforming to the IPUC's final order. Rosebud rejected that purchase offer and has appealed the IPUC's final order to the Idaho Supreme Court.

          Oregon Drought Rate Relief

The Company's PCA mechanism applies only to its Idaho jurisdiction. As a result of 1994's high power supply costs, the Company also filed for temporary drought rate relief with the Oregon Public Utility Commission (OPUC). The OPUC issued an accounting order that granted the Company permission to defer with interest 60 percent of Oregon's share of the Company's increased power supply costs incurred between May 13, 1994 and December 31, 1994. The amount deferred at December 31, 1994 was $1.3 million. The Company is required to file a request with the OPUC in early 1995 to recover these deferred costs.

     Subsidiaries

          Ida-West Energy Company

This wholly-owned subsidiary of the Company owns, through various partnerships, 50 percent of five Idaho hydroelectric projects with a total generating capacity of approximately 34 megawatts
(MW). Third parties unaffiliated with Ida-West own the remaining 50 percent of these projects, thus satisfying the "qualifying facility" status under PURPA guidelines. The partnerships have obtained project financing (non-recourse to the Company) for each of these facilities.

As a part of its Resource Contingency Program, the Bonneville Power Administration (BPA) requested proposals to provide up to 800 average megawatts of energy options. Ida-West, along with two partners, submitted a proposal for a 227 MW gas-fired cogeneration project to be located near Hermiston, Oregon. On June 4, 1993, BPA selected three projects--including that of the partnership--for participation in the program. The partnership and BPA signed an option development agreement granting BPA an option to acquire energy and capacity from the project any time during a five-year option hold period after all option development period tasks, including permitting, have been completed. The option also entitles the partnership to BPA reimbursement for certain development costs, based on the achievement of certain milestones. This option includes an exclusive right to acquire energy and capacity from a second
233 MW unit at the site during the same five-year option hold period. In March 1994, BPA and the partnership reached an additional agreement on the power purchase contract, setting forth the terms and conditions on which BPA will purchase energy and capacity from the project upon exercise of the option. The partnership expects to complete development period tasks by the end of l995. Project financing for construction costs would be non-recourse to the Company.

The Company has invested $20 million in Ida-West. Ida-West continues an active search for new projects.

          Stellar Dynamics

In 1994, Idaho Power announced the formation of a fifth subsidiary company. Stellar Dynamics will commercialize the Company's extensive expertise in control technology for electric substations and power plants. The Company approved the new venture after receiving a positive recommendation from Newton-Evans Research Company. The recommendation, based on a market survey conducted by Newton-Evans, was backed by strong interest from potential customers. One-third of the companies surveyed, including several large investor-owned utilities, requested product information. The primary opportunity for Stellar Dynamics' design, consulting, installation, and troubleshooting services lies in the U.S. substation controls market. The Company expects to capitalize Stellar Dynamics in early 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flow

Net cash generation from operations totaled $377.3 million for the three-year period 1992-1994. After deducting common and preferred dividends of $221.7 million, net cash generation from operations provided approximately $155.6 million for the Company's construction program and other capital requirements.

Internal cash generation after dividends provided 30 percent of total capital requirements in 1992, 54 percent in 1993, and 41 percent in 1994. Idaho Power expects to continue financing its construction program with both internally generated funds and, to the extent necessary, externally financed capital. Drought conditions hurt the Company's internal cash generation two of the last three years. The Company has first mortgage bond refundings of $20.0 million in 1996 and $30.0 million in 1998. At January 1, 1995, the Company's lines of credit maintained with various banks totaled $70.0 million. The total lines of credit maintained with various banks will increase to $90.0 million at March 1, l995 (see Note 7 of Notes to Consolidated Financial Statements).

     Construction Program

The Company's consolidated cash construction expenditures were $118.0 million in 1992, $122.9 million in 1993, and $110.5 million in 1994. Approximately 42 percent of these expenditures were for generation facilities, 8 percent for transmission facilities, 38 percent for distribution facilities, and 12 percent for general plant and equipment. After completion of the Swan Falls and Twin Falls projects, the Company does not anticipate any new major generation construction projects.

          Swan Falls Project

In early spring of 1994, the Company completed testing of the Swan Falls Project and both units were declared available for commercial operation. At December 31, 1994, the Company had spent approximately $55.0 million for construction of the Swan Falls Project, including allowance for funds used during construction. Additional work to preserve the old power plant as an historical site began during the year, while work to establish a museum on the site is scheduled for completion in 1995. In May, crews completed the federally-mandated stabilization of the dam and began the environmental reclamation of approximately 18 acres of land affected by construction activities.

          Twin Falls Project

Expansion of the Twin Falls Project recently passed the halfway point, with completion estimated for mid-1995. The commitment estimate, including allowance for funds used during construction, is $50.8 million which represents the maximum amount the Company recommends be included in Idaho ratebase. Revised total cash expenditures for the Twin Falls expansion are currently estimated at $38.1 million, with total construction costs at $41.9 million, including an allowance for funds used during construction. At December 31, 1994, the Company had spent approximately $29.4 million on the Twin Falls Project. When completed, it will add 43 MW of new capacity to the Company's generation system.

          Southwest Intertie Project (SWIP)

Idaho Power is continuing to study the economic feasibility of constructing the SWIP to capitalize on its strategic location between the Intermountain West and the Pacific Northwest. The SWIP would serve as a major north-south transmission artery for regional transfers of electric power. The Company's SWIP proposal calls for a 500-mile, 500 kV transmission line that would interconnect the Company's system with those of utilities in California and the Southwest. In December 1994, the U.S. Bureau of Land Management issued a favorable record of decision on the Company's environmental impact statement and granted the project a right-of-way across public lands in Idaho, Nevada, and Utah. At present, the Company is conducting financial and contractual discussions with potential partners in the project. Idaho Power intends to retain up to 20 percent of ownership and capacity in the 1,200 MW project. The SWIP may be built in segments as warranted by demand for its transmission services.

     Solar and Solar Photovoltaic Projects

          Solar Two

Idaho Power is a member of a consortium supporting the upgrade of an existing solar thermal power plant near Barstow, California. The Company has committed $630,500 in direct support to improve the plant's ability to store the sun's heat and use it later to generate electricity. The Electric Power Research Institute
(EPRI), of which the Company is also a member, will contribute an additional $630,500, bringing the Company's credited contribution to approximately $1.3 million. Workers have completed over one-third of the retrofitting to date. When finished, Solar Two will use 1,900 mirrors to track the sun and focus its energy on a central receiving tower. The project will use a molten-salt fluid to store and transfer the collected heat. The main benefit the Company will receive by participating in this 10 MW project, is valuable experience and knowledge in solar power plant design, construction, and operation.

          Mountain Home Air Force Base

The U.S. Air Force retained Idaho Power to design, build, and maintain one of the nation's largest hybrid solar-powered photovoltaic (PV) systems. The $1.2 million project, completed in February 1995, provides electricity to a remote Mountain Home AFB radar training installation near Grasmere, Idaho. Under optimal solar conditions, the PV system produces a peak capacity of 80,000 watts, reducing both the need for combustion generators and the emissions they produce. Under the terms of the contract, the federal government owns the system and pays the Company a monthly maintenance fee.

          International Photovoltaics Conference

The Company has been selected to host an international conference on the emerging global business opportunities associated with photovoltaic power applications. The Executive Conference on Strategic Photovoltaic Business opportunities for Utilities is scheduled for September 17-20, 1995 in Sun Valley, Idaho. Representatives of the utility and PV industries and government agencies will discuss how they and their organizations can plan for and shape the influence of photovoltaics in developing and changing utility markets.

          Photovoltaic Service Tariff (PST)

The PST offers basic electric service for small loads at remote sites as an alternative to either line extensions for grid service or the use of on-site, fossil-fuel generators. In many cases, PV technology offers a cost-effective solution for both the customer and the Company. Idaho Power benefits by reducing the number of costly line extensions to serve small loads that produce little revenue. Under the PST, the customer pays a monthly fee to receive electric service from a PV system designed, installed, owned, and maintained by Idaho Power. The program, which the Company launched in January 1993, is a pilot offering with a $5,000,000 program limit and a $50,000 limit for individual systems.

In 1994, the Company made significant operational and technical improvements to its PST systems based on feedback from early PV customers. Customer comments helped to identify obstacles to customer acceptance of PV systems. To date, seven systems have been installed and are operating as designed.

     Financing Program

          Capital Structure

The Company's capital structure (as illustrated in Selected Financial Data) fluctuated during the three-year period, with common equity growing to 45 percent, preferred rising to 9 percent, and debt falling to 46 percent. The Company's objective is to maintain capitalization ratios of approximately 45 percent common equity, 8-10 percent preferred stock, and the balance in long-term debt. The Company's strategy for achieving this target is through the use of accumulated retained earnings and the issuance of new equity. The Company's pre-tax interest coverage ratios were 2.50 times in 1992, 3.14 times in 1993, and 3.01 times in 1994. The Company has on file a shelf registration statement for the issuance of first mortgage bonds and/or preferred stock, with an aggregate principal amount not to exceed $200.0 million. The Company's primary financial commitments at year-end 1994 were related to contracts for the Company's facility construction and maintenance program.

          Common Stock

During the period of January 1992 through May 1994, the Company issued original issue shares of common stock for its Dividend Reinvestment and Stock Purchase Plan and the Employee Savings Plan. During 1992, 1993, and 1994, common shares totaling 959,527; 898,528 and 527,296, respectively, were issued to these plans. The net proceeds from these issues were used for the Company's ongoing construction program.

          Preferred Stock

On July 1, 1993, Idaho Power issued $25 million of serial preferred stock. The Company used the net proceeds of this issuance for its ongoing construction program.

          Long-Term Debt

On April 28, 1993, the Company issued $160,000,000 principal amount of secured medium-term notes: $80,000,000 due in 2003 and $80,000,000 due in 2023. In May of that year, the Company used the net proceeds to retire early four series of first mortgage bonds totaling $155,000,000, plus premiums and accrued interest. On September 1, 1993, the Company issued $30,000,000 principal amount of secured medium-term notes due in 1998. In October 1993, the Company used the net proceeds to retire early first mortgage bonds totaling $30,000,000, plus premiums and accrued interest.

     Environmental Issues

          Salmon Recovery Plan

Work continues on the development of a comprehensive and scientifically credible plan to ensure the long-term survival of anadromous fish runs on the Columbia and Lower Snake Rivers.

In mid-August 1994, the federal government changed its designation of the Snake River Fall Chinook Salmon from Threatened to Endangered. The Company does not anticipate that the new designation will have any additional effects on its operations. In September 1991, the Company modified operations at its three-dam Hells Canyon Hydroelectric Complex to protect the Fall Chinook downstream during spawning and juvenile emergence. From its start, the Company's Fall Chinook program has exceeded the protection requirements for threatened species, affording the fish the same high level of protection due an endangered species.

Pending completion of a final recovery plan by the National Marine Fisheries Service (NMFS), the U.S. Army Corps of Engineers and other governmental agencies operating federally-owned dams and reservoirs on the Snake and Columbia Rivers have consulted the NMFS each year regarding federal system operations. On March 28, 1994, Judge Malcolm Marsh of the U.S. District Court for the District of Oregon ordered the federal agencies to reinitiate the consultation completed for 1993 operations of the federal system. Judge Marsh concluded that the consultations and subsequent operations were "...too heavily geared towards a status quo that has allowed all forms of river activity to proceed..." at the expense of fish. On September 9, 1994, the Ninth Circuit Court of Appeals echoed Judge Marsh's decision when it found that the 1993 Strategy for Salmon proposed by the Northwest Power Planning Council (NWPPC) was in violation of the 1980 Northwest Power Planning Act. The appeals court ordered the NWPPC to focus on saving young salmon and to defer to the expertise of state, federal and tribal fisheries management agencies in developing its salmon recovery program. Pursuant to the Ninth Circuit's opinion, the NWPPC adopted amendments to its Strategy for Salmon on December 15, 1994. The amended Strategy calls for a substantial increase in water from the Snake River to aid juvenile fish in their downstream migration to the sea. The Plan requires the Bureau of Reclamation to acquire 500,000 acre-feet of additional water by 1996 and another 500,000 acre-feet by 1998 for a total of 1,000,000 acre-feet in addition to the present contribution of 427,000 acre-feet. This water is to be acquired from willing sellers and could have a material impact on the Company's power supply costs. The Plan also calls for an additional 237,000 acre-foot contribution from the Company's Brownlee Reservoir for which the Company is to be reimbursed for by the BPA.

The Company expects a draft of the final Salmon Recovery Plan from the NMFS by March 1, 1995. It is possible this recovery plan could also have a material impact on the Company. The Company hopes that anadromous fish runs can be restored without placing undue hardship on either the Company or those who benefit from its service.

          Nez Perce Tribe

On December 6, 1991, the Nez Perce Tribe filed a civil action against the Company in the U.S. District Court for the District of Idaho. The Tribe alleged that the Company's construction, operation, and maintenance of the three-dam Hells Canyon Project prevented anadromous fish from reaching their traditional spawning areas, destroyed certain fish runs, and prevented access to certain of the Tribe's usual and accustomed fishing places. These actions allegedly deprived the Nez Perce Tribe of its treaty rights to take fish from the Columbia and Snake Rivers. The Tribe is seeking compensatory and punitive damages, each in an amount to be proven at trial.

Idaho Power maintains that the suit is without merit and asked the federal court to issue a summary judgment dismissing the action. The Company believes that the responsibility for concerns expressed by the Nez Perce Tribe lies with the United States. The Hells Canyon Project was licensed by the federal government, was built in accordance with federally approved plans, and is operated subject to federal regulation. The Company has complied with all governmental requirements to mitigate any effects the Project may have had on the fisheries.

On January 19, 1993, the Court took the Company's motion for summary judgment under advisement. On July 30, 1993, U.S. Magistrate Judge Larry Boyle issued a Report and Recommendation to the District Judge. Judge Boyle recommended that the District Judge grant that portion of the Company's motion for summary judgment regarding the loss of fish and deny the portion of its motion dealing with the Tribe's claim to compensation for exclusion from its usual and accustomed fishing sites. On March 21, 1994, U.S. District Judge Harold L. Ryan upheld Judge Boyle's recommendation regarding fish losses and took the question of compensation for exclusion from fishing sites under advisement. On September 28, 1994, after reviewing responses and objections on that issue, Judge Ryan rejected the Tribe's claim and granted the final portion of the Company's motion for summary judgment. The Tribe has appealed Judge Ryan's decision to the Ninth Circuit Court of Appeals. No date has been set for oral argument on the appeal.

          Snake River Mollusk

In mid-December, 1992, the U.S. Fish and Wildlife Service (USFWS) listed the Snake River Mollusk as a Threatened and Endangered
Species. Since that time, the Company has included this possibility in all of its discussions regarding relicensing and new hydro development.

The listing specifically mentions the impact that fluctuating water levels related to hydroelectric operations may have on the snails' habitat. While most of the hydro facilities on that reach of the Snake River are baseload facilities, some of them do provide limited load-following capability. At present, there is no certainty as to the impacts, if any, that water fluctuations caused by these facilities may have on the snails. Idaho Power intends to testify to the USFWS that there is little scientific data in this area and that the Company proposes to study these operations. While it is possible that the listing could affect how Idaho Power operates its existing hydroelectric facilities on the middle reach of the Snake River, the Company believes that such changes will be minor and will not present any undue hardship.

          Mountaineer

In May 1993, the Company was notified that Bridger Coal Company
(BCC) was a potential contributor to a Superfund site involving waste motor oil delivered to Mountaineer Refinery in Wyoming. Idaho Energy Resources Company (IERCo), a wholly-owned subsidiary of the Company, owns one-third of BCC. In November 1993, BCC agreed to be included on the list of parties potentially responsible for this site. The current estimated cleanup costs are between $2.6 million and $5.0 million. During the past year, more contributors were added to the list of potentially responsible parties for cleanup of this site. Therefore, BCC's portion of these costs, based on the amount of oil delivered to the site, is estimated now to be approximately 5.0 percent, or between $130,000 and $250,000. IERCo would be liable for one-third of the BCC portion, or between $42,900 and $82,500. In 1994 BCC recorded expenses of $129,450 of which one-third flowed through to the Company's consolidated financials. Of this amount, $42,750 remains on BCC's books as an unfunded liability at December 31, 1994.

          Clean Air

Idaho Power has analyzed the Clean Air Act legislation's effects on the Company and its ratepayers. The Company's coal-fired plants in Oregon and Nevada already meet the federal sulfur dioxide (SO2) emission rate standards. The Company's coal-fired plant in Wyoming meets that state's even more stringent SO2 regulations. Therefore, the Company anticipates no adverse effects on its operations with regard to SO2 emissions.

The Company, together with PacifiCorp and Black Hills Corporation, entered into Phase I substitution agreements with Illinois Power Company. The agreements designate Units 1, 2, 3, and 4 of the Company's Jim Bridger thermal facility and facilities owned by PacifiCorp and Black Hills Corporation as substitution units for Baldwin #2, owned by Illinois Power. The substitution agreements will allow the Company to grandfather in less restrictive Phase I nitrous oxide emission requirements at the Jim Bridger units. As part of the agreements, the Company negotiated the sale of a number of its Phase I SO2 emission allowances to Illinois Power.

          Electric and Magnetic Fields (EMF)

While scientific research has yet to establish any conclusive link between EMF and human health, the possibility has caused public concern in the United States and abroad. Electric and magnetic fields are found wherever there is electric current, whether the source is a high-voltage transmission line or the simplest of electrical household appliances. Concerns over possible health effects have prompted regulatory efforts in several states to limit human exposure to EMF. Depending on what researchers ultimately discover and what regulations may be deemed necessary, it is possible that this issue could affect a number of industries, including electric utilities. However, at this time it is difficult to estimate what impacts, if any, the EMF issue could have on the Company and its operations.

     Competition and Strategic Planning

Competition is increasing in the electric utility industry, due to a variety of developments. In response, the Company continues to proceed with a strategic planning process. The goal of this process is to anticipate and fully integrate into Company operations any legislative, regulatory, environmental, competitive, or technological changes. With its low energy production costs, Idaho Power is well-positioned to enter a more competitive environment and is taking action to preserve its low-cost competitive advantage (see Regulatory Issues - Cogeneration and Small Power Production Contracts for a discussion of the Company's revised resource acquisition policy).

On June 3, 1994 the IPUC approved the buyout and cancellation of a January 22, 1993 Firm Energy Sales Agreement (FESA) with Meridian Generating Company, L. P. (MGC). The FESA was a 25-year agreement with MGC for a 54 MW natural gas-fired combined cycle cogeneration facility located in Meridian, Idaho. The Company estimates that the revenue requirement savings, including cancellation charges paid to MGC, are between $130 and $170 million.

On June 28, 1994, Washington Water Power and Sierra Pacific Resources announced that their respective boards of directors had approved a merger agreement between the two companies. Idaho Power is intervening in the approval process to ensure that the proposed merger has no adverse effects on its operations. In addition, the Company is actively identifying and responding to business opportunities presented by the proposed merger.

Internally, the Company continues its commitment to refining its business processes to ensure its ability to offer the greatest possible value to its customers and its shareowners. Among these strategic initiatives are:

- - the examination and refinement of the Company's distribution function, work order, and line extension processes;
- - the initiation of a four-year, $3 million project to automate and consolidate the operation of the Company's 17 hydroelectric power plants;
- - the formation of a Technical Advisory Panel, composed of representatives from public and private interest groups, to advise the Company on such matters as competition, alternative resources, and conservation. The Company will use the panel's advice as it reviews its IRP, due for publication in mid 1995.
- - the implementation of a Restricted Stock Plan and Employee Incentive Plan to focus employees' attention on achieving annual financial and operational goals, to promote and reinforce teamwork, and to encourage employee accountability for business results and the Company's responsiveness to a competitive environment.

     Relicensing of Hydroelectric Projects

Idaho Power is vigorously pursuing the relicensing of its hydroelectric projects, a process that will continue for the next 10 to 15 years. The Company will submit its first applications for license renewal to the Federal Energy Regulatory Commission in December 1995. These first applications will seek renewal of the Company's licenses for its Bliss, Upper Salmon Falls, and Lower Salmon Falls Hydroelectric Projects. Although various federal requirements and issues must be resolved through the relicensing process, the Company anticipates that its efforts will be successful. At this point, however, the Company cannot predict what type of environmental or operational requirements it may face, nor can it estimate the eventual cost of relicensing.

BOARD OF DIRECTORS

On January 12, 1995, the Company welcomed two new members to its Board of Directors. Jack K. Lemley, 59, was Chief Executive officer of Transmanche-Ling, the Anglo-French construction firm that built the motor and rail transportation tunnel beneath the English Channel. A former senior vice president of Morrison-Knudsen Corporation, Mr. Lemley is currently President of Lemley & Associates, Inc. Peter S. O'Neill, 56, is President of Boise-based O'Neill Enterprises, Inc., a real estate development firm. Mr. O'Neill served as a senior vice president of Boise Cascade Corporation and as President of the Columbia-Willamette Development Co.

Three directors retired from the board in accordance with the Company's Restated Articles of Incorporation and By-Laws. The articles and by-laws require directors to retire by age 70. Former U.S. Senator James A. McClure and retired plumbing and heating wholesaler Richard T. Norman left the board in December, the same month as their 70th birthdays. Rancher George Coiner retired at the January 12 board meeting. Mr. Coiner turns 70 in February 1995.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES



                                                             PAGE

Management's Responsibility for Financial Statements          58

Consolidated Financial Statements:

 Consolidated Balance Sheets as of December 31, 1994,
  1993 and 1992                                             59-60

 Consolidated Statements of Income for the Years
  Ended December 31, 1994, 1993 and 1992                      61

 Consolidated Statements of Retained Earnings for
  the Years Ended December 31, 1994, 1993 and 1992            62

 Consolidated Statements of Capitalization as of
  December 31, 1994, 1993 and 1992                            63

 Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1994, 1993 and 1992                      64

 Notes to Consolidated Financial Statements                 65-79

Independent Auditors' Report                                  80

Supplemental Financial Information (Unaudited)                81

Supplemental Schedule for the Years Ended December 31,
 1994, 1993 and 1992:

   Schedule II-  Consolidated Valuation and
   Qualifying Accounts                                        90





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

The Company maintains systems of internal accounting controls and related policies and procedures. The systems are designed to provide reasonable assurance that all assets are protected against loss or unauthorized use. Also, the systems provide that transactions are executed in accordance with management's authorization and properly recorded to permit preparation of reliable financial statements. The systems are supported by a staff of corporate accountants and internal auditors who, among other duties, evaluate and monitor the systems of internal accounting control in coordination with the independent auditors. The staff of internal auditors conduct special and operational audits in support of these accounting controls throughout the year.

The Board of Directors, through its Audit Committee comprised entirely of outside directors, meets periodically with management, internal auditors and the Company's independent auditors to discuss auditing, internal control and financial reporting matters. To ensure their independence, both the internal auditors and independent auditors have full and free access to the Audit Committee.

The financial statements have been audited by Deloitte & Touche
LLP, the Company's independent auditors, who were responsible for conducting their audit in accordance with generally accepted auditing standards.


By: /s/ Joseph W. Marshall         By: /s/ J. LaMont Keen
Joseph W. Marshall                 J. LaMont Keen
Chairman and                       Vice President and Chief
Chief Executive Officer            Financial Officer


               By: /s/ Harold J. Hochhalter
               Harold J. Hochhalter
               Controller and Chief Accounting Officer


IDAHO POWER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS

                                                  December 31,
                                          1994         1993
1992
                                               (Thousands of Dollars)

ELECTRIC PLANT (Notes 1, 5 and 10):
 In service (at original cost)       $2,383,898   $2,249,723   $2,198,747
 Less accumulated provision for
  depreciation                          775,033      728,979      683,332

  In service - Net                    1,608,865    1,520,744    1,515,415
 Construction work in progress           46,628       92,682       66,997
 Held for future use                      1,150        2,958        3,083

   Electric plant - Net               1,656,643    1,616,384    1,585,495

INVESTMENTS AND OTHER PROPERTY           18,034       20,772       11,411

CURRENT ASSETS:
 Cash and cash equivalents                7,748        8,228        4,966
 Receivables:
  Customer                               31,889       29,741       28,687
  Allowance for uncollectible
   accounts                              (1,377)      (1,377)      (1,421)
  Notes                                   4,962        5,616        1,669
  Employee notes receivable               5,444        5,909        5,970
  Other                                   4,316        1,858        1,695
 Accrued unbilled revenues (Note 1)      29,115       25,583       27,210
 Materials and supplies (at average
  cost)                                  24,141       23,372       25,762
 Fuel stock (at average cost)            11,310       11,553       14,282
 Prepayments (Note 9)                    21,398       20,975       22,171
 Regulatory assets associated with
  income taxes (Note 1)                   5,674        4,914            -


   Total current assets                 144,620      136,372      130,991

DEFERRED DEBITS:
 American Falls and Milner water
  rights                                 32,605       32,755       32,890
 Company-owned life insurance
  (Note 9)                               49,510       45,294       40,228
 Regulatory assets associated with
  income taxes (Note 1)                 179,311      171,569            -
 Regulatory assets - other (Note 1)      67,713       35,036            -
 Other                                   43,380       39,235       61,292

   Total deferred debits                372,519      323,889      134,410

   TOTAL                             $2,191,816   $2,097,417   $1,862,307


The accompanying notes are an integral part of these statements.

IDAHO POWER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES

                                                             December 31,
                                       1994         1993           1992
                                                   (Thousands of Dollars)
CAPITALIZATION (see Page 63):
 Common stock equity (Note 3):
  Common stock  -  $2.50 par value
   (shares authorized 50,000,000;
   shares outstanding 1994 -
   37,612,351; 1993 - 37,085,055;
   1992 - 36,186,527)                 $94,031      $92,713      $90,466
  Premium on capital stock            363,063      350,882      326,338
  Capital stock expense                (4,132)      (4,128)      (3,806)
  Retained earnings                   220,838      222,900      212,404

   Total common stock equity          673,800      662,367      625,402
 Preferred stock (Note 4)             132,456      132,751      107,874
 Long-term debt (Note 5)              693,206      693,780      701,948

   Total capitalization             1,499,462    1,488,898    1,435,224

CURRENT LIABILITIES:
 Long-term debt due within one
  year                                    517          466          464
 Notes payable (Note 7)                55,000        4,000        6,000
 Accounts payable                      32,063       31,912       34,821
 Taxes accrued                         16,394       15,452       16,182
 Interest accrued                      14,755       14,920       18,287
 Other                                 12,574       13,731       12,125

   Total current liabilities          131,303       80,481       87,879

DEFERRED CREDITS:
 Accumulated deferred investment
  tax credits (Notes 1 and 2)          71,593       72,013       73,651
 Accumulated deferred income
  taxes (Notes 1 and 2)               380,926      358,280      210,435
 Regulatory liabilities associated
  with income taxes (Note 1)           35,090       34,968            -
 Regulatory liabilities - other
  (Note 1)                                626        4,235            -
 Other (Note 9)                        72,816       58,542       55,118

   Total deferred credits             561,051      528,038      339,204

COMMITMENTS AND CONTINGENT
 LIABILITIES (Note 8)


   TOTAL                           $2,191,816   $2,097,417   $1,862,307

The accompanying notes are an integral part of these statements.

IDAHO POWER COMPANY
CONSOLIDATED STATEMENTS OF INCOME


                                                  Year Ended December 31,
                                       1994         1993         1992
                                                   (Thousands of Dollars)

REVENUES (Note 1)                    $543,658     $540,402     $498,092
EXPENSES:
 Operation:
  Purchased power (Notes 8 and 10)     60,216       45,361       58,496
  Fuel expense (Note 10)               94,888       87,855       96,710
  Other                               111,252      121,252      101,659
 Maintenance                           43,490       43,136       35,888
 Depreciation (Note 1)                 60,202       58,724       59,823
 Taxes other than income taxes         23,945       22,129       20,562
   Total expenses                     393,993      378,457      373,138

INCOME FROM OPERATIONS                149,665      161,945      124,954

OTHER INCOME:
 Allowance for equity funds used
  during construction (Note 1)          1,680        3,060        2,400
 Other - Net (Note 9)                  10,480        9,924        8,733
   Total other income                  12,160       12,984       11,133

INTEREST CHARGES:
 Interest on long-term debt            51,172       53,706       53,408
 Other interest (Notes 1 and 7)         3,261        2,750        2,050
   Total interest charges              54,433       56,456       55,458
 Allowance for borrowed funds
  used during construction
  (Note 1)                             (1,781)      (2,465)      (2,523)
   Net interest charges                52,652       53,991       52,935

INCOME BEFORE INCOME TAXES            109,173      120,938       83,152

INCOME TAXES (Notes 1 and 2)           34,243       36,474       23,162

NET INCOME                             74,930       84,464       59,990
 Dividends on preferred stock
  (Note 4)                              7,398        6,009        5,516

EARNINGS ON COMMON STOCK             $ 67,532     $ 78,455     $ 54,474

AVERAGE COMMON SHARES OUTSTANDING
 (000)                                 37,499       36,675       35,116

EARNINGS PER SHARE OF COMMON
 STOCK (Note 3)                      $   1.80     $   2.14     $   1.55

The accompanying notes are an integral part of these statements.

IDAHO POWER COMPANY
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


                                   Year Ended December 31,

                                      1994        1993        1992
                                       (Thousands of Dollars)
RETAINED EARNINGS
 Beginning of year                   $222,900    $212,404     $222,973

NET INCOME                             74,930      84,464       59,990

   Total                              297,830     296,868      282,963


DIVIDENDS:
 Preferred stock (Note 4)               7,398       6,009        5,516
 Common stock (per share:  1994 -
  1992 - $1.86) (Note 3)               69,594      67,959       65,043

   Total dividends                     76,992      73,968       70,559

RETAINED EARNINGS
 End of year                         $220,838    $222,900     $212,404


The accompanying notes are an integral part of these statements.

IDAHO POWER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                  December 31,
                              1994        %    1993        %    1992        %
                                             (Thousands of Dollars)
COMMON STOCK EQUITY
  (Note 3):
 Common stock                 $94,031          $92,713          $90,466
 Premium on capital stock     363,063          350,882          326,338
 Capital stock expense         (4,132)          (4,128)          (3,806)
 Retained earnings            220,838          222,900          212,404
     Total common stock
       equity                 673,800    45    662,367    44    625,402    44

PREFERRED STOCK (Note 4):
 4% preferred stock            17,456           17,751           17,874
 7.68% Series, serial
  preferred stock              15,000           15,000           15,000
 8.375% Series, serial
  preferred stock              25,000           25,000           25,000
 Auction rate preferred
  stock                        50,000           50,000           50,000
 7.07% Series, serial
  preferred stock              25,000           25,000                -
     Total preferred stock    132,456     9    132,751     9    107,874     7

LONG-TERM DEBT (Note 5):
 First mortgage bonds:
  5 1/4% Series due 1996       20,000           20,000           20,000
  6 1/8% Series due 1996            -                -           30,000
  5.33 % Series due 1998       30,000           30,000                -
  8.65 % Series due 2000       80,000           80,000           80,000
  7 3/4% Series due 2002            -                -           30,000
  6.40 % Series due 2003       80,000           80,000                -
  8 3/8% Series due 2004            -                -           35,000
  8    % Series due 2004       50,000           50,000           50,000
  8 1/2% Series due 2006            -                -           30,000
  9    % Series due 2008            -                -           60,000
  9.50 % Series due 2021       75,000           75,000           75,000
  7.50 % Series due 2023       80,000           80,000                -
  8 3/4% Series due 2027       50,000           50,000           50,000
  9.52 % Series due 2031       25,000           25,000           25,000
     Total first mortgage
       bonds                  490,000          490,000          485,000
 Amount due within one year         -                -                -
     Net first mortgage
       bonds                  490,000          490,000          485,000
 Pollution control revenue
  bonds:
  5.90 % Series due 2003       24,650*          25,050*          25,450*
  6.0  % Series due 2007       24,000           24,000           24,000
  7 1/4% Series due 2008        4,360            4,360            4,360
  7 5/8% Series 1983-1984
    due 2013-2014              68,100           68,100           68,100
  8.30 % Series 1984
    due 2014                   49,800           49,800           49,800
     Total pollution
     control revenue bonds    170,910          171,310          171,710
 *Amount due within one
   year                          (450)            (400)            (400)
     Net pollution control
      revenue bonds           170,460          170,910          171,310
 Project financing -
   Ida-West                         -                -           11,243
 REA notes                      1,768            1,834            1,899
 Amount due within one year       (67)             (66)             (64)
     Net REA notes              1,701            1,768            1,835
 American Falls bond
   guarantee                   20,905           21,055           21,190
 Milner Dam note guarantee     11,700           11,700           11,700
 Unamortized premium/
  discount-Net (Note 1)        (1,560)          (1,653)            (330)
     Total long-term debt     693,206    46    693,780    47    701,948    49

TOTAL CAPITALIZATION       $1,499,462   100 $1,488,898   100 $1,435,224   100

The accompanying notes are an integral part of these statements.

IDAHO POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 Year Ended December 31,
                                                1994        1993         1992
                                                  (Thousands of Dollars)
OPERATING ACTIVITIES:
 Cash received from operations:
    Retail revenues                        $ 457,202    $ 434,625   $ 432,594
    Wholesale revenues                        62,110       84,726      42,541
    Other revenues                            23,711       23,411      25,531
  Fuel paid                                  (94,530)     (83,885)    (96,839)
  Purchased power paid                       (62,592)     (50,246)    (55,976)
  Other operation & maintenance paid        (171,774)    (162,014)   (145,518)
  Interest paid (incl long
    and short-term debt only)                (52,376)     (56,348)    (52,310)
  Income taxes paid                          (16,518)     (32,512)    (14,859)
  Taxes other than income taxes paid         (21,698)     (22,165)    (21,399)
  Other operating cash receipts and
    payments - Net                             2,122        8,213      (5,917)
      Net cash provided by operating
        activities                           125,657      143,805     107,848

FINANCING ACTIVITIES:
 First mortgage bonds issued                       -      188,136      98,870
 PC bond fund requisitions/other long-             -        5,594       9,583
term debt
 Common stock issued                          13,402       26,781      56,223
 Preferred stock issued                            -       24,781           -
 Short-term borrowings - Net                  51,000       (2,140)    (42,500)
 Long-term debt retirement                      (466)    (191,878)    (52,346)
 Preferred stock retirement                     (166)         (65)       (270)
 Dividends on preferred stock                 (7,565)      (5,914)     (5,620)
 Dividends on common stock                   (69,594)     (67,959)    (65,043)
        Net cash - financing activities      (13,389)     (22,664)     (1,103)

INVESTING ACTIVITIES:
 Additions to utility plant                 (110,523)    (122,949)   (118,048)
 Conservation                                 (6,830)      (6,687)     (5,287)
 Other                                         4,605       11,757      14,327
        Net cash - investing activities     (112,748)    (117,879)   (109,008)
Change in cash and cash equivalents             (480)       3,262      (2,263)
Cash and cash equivalents beginning
 of year                                       8,228        4,966       7,229
        Cash and cash equivalents end
         of year                              $7,748       $8,228      $4,966

RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
 Net income                                  $74,930      $84,464     $59,990
 Adjustments to reconcile net income to
  net cash:
  CSPP-Net amortization/(deferral)                 -         (518)     (3,587)
  Depreciation                                60,202       58,724      59,823
  Deferred income taxes                       13,866        6,690       8,179
  Investment tax credit - Net                 (1,064)      (1,583)     (1,439)
  Allowance for funds used during
    construction                              (3,461)      (5,525)     (4,923)
  Postretirement benefits funding
    (excl pensions)                           (5,182)      (7,481)    (11,369)
  Changes in operating assets and
    liabilities:
    Accounts receivable                         (635)       2,360       2,574
    Fuel inventory                               358        3,970        (129)
    Accounts payable                          (2,376)      (4,367)      6,107
    Taxes payable                              7,296       (1,141)        779
    Interest payable                           1,656       (1,010)      2,841
  Other - Net                                (19,933)       9,222     (10,998)

        Net cash provided by operating
          activities                       $ 125,657    $ 143,805    $107,848

The accompanying notes are an integral part of these statements.

IDAHO POWER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION _ The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Idaho Energy Resources Co (IERCO), Idaho Utility Products Company (IUPCO), IDACORP, INC., Ida-West Energy Company (Ida-West) and Stellar Dynamics. All significant intercompany transactions and balances have been eliminated in consolidation.

SYSTEM OF ACCOUNTS _ The Company is an electric utility and its accounting records conform to the Uniform System of Accounts prescribed by the Federal Energy Regulatory
Commission (FERC) and adopted by the public utility commissions of Idaho, Oregon, Nevada and Wyoming.

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

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFDC) _ The allowance, a non-cash item, represents the composite interest costs of debt, shown as a reduction to interest charges, and a return on equity funds, shown as an addition to other income, used to finance construction. While cash is not realized currently from such allowance, it is realized under the ratemaking process over the service life of the related property through increased revenues resulting from higher rate base and higher depreciation expense. Based on the uniform formula adopted by FERC, the Company's weighted average monthly AFDC rates for 1994, 1993 and 1992 were 8.2 percent, 9.6 percent and 8.7 percent, respectively.

REVENUES _ In order to match revenues with associated expenses, the Company accrues unbilled revenues for electric services delivered to customers but not yet billed at month-end.

RATE RELIEF _ On March 29, 1993, the Idaho Public Utilities
Commission (IPUC) approved a power cost adjustment (PCA) mechanism for the Company, pursuant to the Company's application requesting authority to implement a PCA. Under the PCA, customer's rates will be adjusted annually to reflect the Company's forecasted net power supply costs.
Deviations from predicted costs are deferred with interest and then adjusted (trued-up) in the subsequent year.

On January 31, 1994, the Company received an IPUC order authorizing $17.2 million in general rate relief from the IPUC representing a 4.2 percent overall increase in Idaho retail rates. The relief is based on an 11.0 percent allowed return on equity with an overall rate of return of 9.199 percent. The Company had requested $37.1 million in general rate relief representing a 9.09 percent increase in rates, a
12.50 percent return on equity, and a 9.88 percent overall rate of return. These increased rates are effective February 1, 1995.

In addition in May 1994, the Company filed for temporary drought rate relief with the Oregon Public Utility Commission
(OPUC). The OPUC issued an accounting order that granted the Company permission to defer with interest 60 percent of Oregon's share in the Company's increased power supply costs incurred between May 13, 1994 and December 31, 1994. After the close of 1994, the Company is required to file with the OPUC for an amortization proposal for the $1.3 million deferral.

DEPRECIATION _ Effective April 1, 1993, the Company revised its depreciation methodology on certain generation plants from the five percent present worth method to the straight-line method. This change and the extension of the service lives of certain plants resulted in a minimal change in depreciation expense. All electric plant is now depreciated using the straight-line method. Annual depreciation provisions as a percent of average depreciable electric plant in service approximated 2.93 percent in 1994, 2.92 percent in 1993 and 2.91 percent in 1992 and are considered adequate to amortize the original cost over the estimated service lives of the properties.

INCOME TAXES _ Consistent with orders and directives of the IPUC, the regulatory authority having principal jurisdiction, deferred income taxes (commonly referred to as normalized accounting) are provided for the difference between income tax depreciation and straight-line depreciation on coal-fired generation facilities and properties acquired after 1980. On other facilities, deferred income taxes are provided for the difference between accelerated income tax depreciation and straight-line depreciation using tax guideline lives on assets acquired prior to 1981. Deferred income taxes are not provided for those income tax timing differences where the prescribed regulatory accounting methods do not provide for current recovery in rates. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes" on January 1, 1993 which had no material effect on the earnings of the Company (see Note 2).

The state of Idaho allows a three percent investment tax credit upon certain plant additions. Investment tax credits earned on regulated assets are deferred and amortized to income over the estimated service lives of the related properties and credits earned on non-regulated assets or investments are recognized in the year earned.

CASH AND CASH EQUIVALENTS _ For purposes of reporting cash flows, cash and cash equivalents include cash on hand and highly liquid temporary investments with original maturity dates of three months or less.

REGULATION OF UTILITY OPERATIONS - The Company follows SFAS No 71, "Accounting for the Effects of Certain Types of Regulation", and its financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating the Company. Pursuant to SFAS 71 the Company capitalizes, as deferred regulatory assets, incurred costs which are expected to be recovered in future utility rates. The Company also records as deferred regulatory liabilities the current recovery in utility rates of costs which are expected to be paid in the future.

The following is a breakdown of regulatory assets and liabilities for the years 1994 and 1993 (in millions of dollars):

                                1994                  1993
Millions of Dollars      Assets  Liabilities    Assets Liabilities
Income Taxes             $185.0    $35.1        $176.5    $35.0
Conservation               29.7                   21.2
Postretirement Benefits     5.5                    3.5
Postemployment Benefits     4.0                    3.9
Other                      28.5      0.6           6.4      4.2
Total                    $252.7    $35.7        $211.5    $39.2

The regulatory environment is becoming more complex resulting from the expanding effects of competition. In the event that recovery of cost through rates becomes unlikely or uncertain, this would force the Company away from the cost of service ratemaking and SFAS 71 would no longer apply. If the Company were to discontinue application of SFAS 71 for some or all of its operations then these items would represent stranded investments. Certain regulators are currently reviewing ways to allow the electric utilities to recover these investments in the event the customers are allowed to choose their energy supplier. However, if the Company was not allowed recovery of its stranded investments it would be required to write off the applicable portion of regulatory assets and the financial effects could be significant.

OTHER ACCOUNTING POLICIES _ Debt discount, expense and premium are being amortized over the terms of the respective debt issues.

2. INCOME TAXES:

A reconciliation between the statutory federal income tax rate and the effective rate for the years 1994, 1993 and 1992 is as follows:

                                 1994             1993            1992
                            Amount   Rates   Amount  Rates     Amount  Rates
                                        (Thousands of Dollars)
 Computed income taxes
  based on statutory
  federal income
  tax rate                  $38,210  35.0%  $42,328   35.0%  $28,272   34.0%
 Change in taxes resulting
 from:
  AFUDC                      (1,211) (1.1)   (1,798)  (1.5)   (1,508)  (1.8)
  Investment tax credits     (3,351) (3.1)   (2,898)  (2.4)   (3,446)  (4.1)
  Repair allowance           (1,575) (1.4)   (2,975)  (2.5)   (2,278)  (2.7)
  Elimination of amounts
   provided in prior
   years                     (2,607) (2.4)   (4,686)  (3.9)   (1,601)  (1.9)
  Current state income
   taxes                      1,496   1.4     2,693    2.2       973    1.2
  Depreciation                2,812   2.6     4,116    3.4     1,738    2.1
  Other                         469   0.4      (306)  (0.1)    1,012    1.1

 Total provision for
  federal and state
  income taxes              $34,243  31.4%  $36,474   30.2%  $23,162   27.9%

The provision for income taxes consists of the following:

 Income taxes currently
  payable:
  Federal                  $20,016          $27,199         $16,366
  State                      1,425            4,168              56
   Total                    21,441           31,367          16,422
 Income taxes deferred -
Net of amortization:
  Federal                   12,196            6,621           7,688
  State                      1,670               69             491
   Total                    13,866            6,690           8,179
 Investment and other tax
  credits:
  Deferred                   1,643              1,315           2,007
  Restored                  (2,707)            (2,898)         (3,446)
   Total                    (1,064)            (1,583)         (1,439)
 Total provision for
  income taxes             $34,243            $36,474         $23,162

The provision for deferred income taxes consists of the following:

 Deferred:
  Excess of tax over book
  depreciation normalized   $12,813         $14,044          $12,474
  Other                      11,310           6,384            6,743
   Total                     24,123          20,428           19,217
  Restored                  (10,257)        (13,738)         (11,038)
   Total                    $13,866          $6,690           $8,179

During 1993, the Company settled federal tax liabilities on all open years through the 1990 tax year; in 1994, it settled federal tax liabilities on the 1991 and 1992 tax years and settled Idaho tax liabilities on the 1987-1992 tax years except for immaterial amounts that relate to a partnership.

The Company adopted SFAS No. 109 "Accounting for Income Taxes" on January 1, 1993 which had no material effect on the earnings of the Company. SFAS 109, among other things, (i) requires the liability method be used in computing deferred taxes on all temporary differences between book and tax basis of assets and liabilities; (ii) requires that deferred tax liabilities and assets be adjusted for an enacted change in tax laws or rates; and (iii) prohibits net-of-tax accounting and reporting. Regulated enterprises are required to recognize such adjustments as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers in future rates. As of December 31, 1994, the Company has recorded regulatory assets of $185.0 million and regulatory liabilities in the amount of $35.1 million which were offset by an equal amount of accumulated deferred income tax. The regulatory asset is primarily based upon differences between the book and tax basis of the electric plant in service and the accumulated reserve for depreciation.

3. COMMON STOCK:

Changes in shares of the common stock of the Company for 1994, 1993 and 1992 were as follows:

                                          Common Stock
                                                              Premium on
                                                   $2.50       Capital
                                      Shares        Par         Stock
                                                   Value
                                                  (Thousands of Dollars)

Balance at December 31, 1991         33,977,000     $84,942     $275,505
 Gain on reacquired 4% preferred
  stock (Note 4)                              -           -          152
 Stock purchase plans                   959,527       2,399       23,101
 Public offering (July 1992)          1,250,000       3,125       27,580

Balance at December 31, 1992         36,186,527      90,466      326,338
 Gain on reacquired 4% preferred
  stock (Note 4)                              -           -           50
 Stock purchase plans                   898,528       2,247       24,494

Balance at December 31, 1993         37,085,055      92,713      350,882
 Gain on reacquired 4% preferred
  stock (Note 4)                              -           -          126
 Stock purchase plans                   527,296       1,318       12,055

Balance at December 31, 1994         37,612,351     $94,031     $363,063

During the period of January 1992 through May 1994, the Company issued original issue shares of common stock for its Dividend Reinvestment and Stock Purchase Plan and the Employee Savings Plan. During 1992, 1993, and 1994 common shares totaling 959,527; 898,528; and 527,296 respectively, have been issued to these plans.

On July 8, 1992, the Company issued 1,250,000 shares of its common stock. The net proceeds of $30,706,250 were received and used for the payment of $4.0 million of short-term debt with the remainder used for the Company's ongoing construction program.

As of December 31, 1994, the Company had 2,791,321 of its authorized but unissued shares of common stock reserved for future issuance under its Dividend Reinvestment and Stock
Purchase Plan and Employee Savings Plan.

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

A restricted stock plan approved by shareholders at the May 1994
Annual Meeting was implemented January 1, 1995 as an equity-based long-term incentive plan.


4. PREFERRED STOCK:

The number of shares of preferred stock outstanding at December
31, 1994, 1993 and 1992 were as follows:

                               Shares Outstanding at
                                             December 31  Call Price
                               1994        1993      1992   Per Share
Preferred stock:
 Cumulative, $100 par
  value:

  4% preferred stock
   (authorized
   215,000 shares)          174,556     177,506   178,735    $104.00

  Serial preferred stock,
   7.68% Series
   (authorized
   150,000 shares)          150,000    150,000   150,000    $102.97

 Serial preferred stock,
  cumulative, without
  par value; total of
  3,000,000
  shares authorized:

  8.375% Series, $100
   stated value,
   (authorized 250,000
   shares)(a)               250,000    250,000   250,000   $105.58 to
                                                            $100.37

  7.07% Series, $100
   stated value,
   (authorized 250,000
   shares)(b)               250,000    250,000     -        $103.535
                                                               to
                                                            $100.354

  Auction rate preferred
   stock, $100,000
   stated value,
   (authorized 500
   shares)(c)                   500        500       500   $100,000.0
                                                               0

   Total                    825,056     828,006   579,235

(a)  The preferred stock is not redeemable prior to October 1, 1996.
(b)  The preferred stock is not redeemable prior to July 1, 2003.
(c) Dividend rate at December 31, 1994 was 5.16% and ranged between 2.55% and 5.16% during the year.

During 1994, 1993 and 1992 the Company reacquired and retired 2,950; 1,229 and 3,178 shares of 4% preferred stock resulting in a net addition to premium on capital stock of $126,066; $50,151 and $151,891, respectively. As of December 31, 1994 the overall effective cost of all outstanding preferred stock was 6.55 percent.

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

The only first mortgage bonds maturing during the five-year period ending 1999 are $20,000,000 in 1996 and $30,000,000 in
1998. Sinking fund requirements for the first mortgage bonds outstanding at December 31, 1994 are $5,398,000 per year. These requirements may be met by the deposit of cash, deposit of bonds, or by certification of property additions at the rate of 167% of requirements. The Company's practice is to certify additional property to meet the sinking fund requirements. In September 1992, 1993 and 1994, $350,000, $400,000, and $400,000
respectively, of the 5.90% Series, Pollution Control Revenue Bonds, were retired pursuant to sinking fund requirements for those years. Sinking fund requirements during the five-year period ending 1999 for pollution control bonds outstanding at December 31, 1994 are $450,000 in 1995 and 1996, and $500,000 in
1997, 1998 and in 1999. As of December 31, 1993 and 1994, the
overall effective cost of all outstanding first mortgage bonds and pollution control revenue bonds was 8.02 percent and
8.33 percent in 1992.

6.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

The estimated fair value of the Company's financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and cash equivalents, customer and other receivables, notes payable, accounts payable, interest accrued, and taxes accrued are reported at their carrying value as these are a reasonable estimate of their fair value. The total estimated fair value of long-term debt was approximately $733,251,000 for 1992, $762,575,000 for 1993, and $682,647,000 for 1994. The estimated fair values for long-term debt are based upon quoted market prices of the same or similar issues.

7.   NOTES PAYABLE:

At January 1, 1995, the Company had regulatory authority to incur up to $150,000,000 of short-term indebtedness. Under this authority, total lines of credit maintained with various banks amounted to $70,000,000. The total lines of credit maintained with various banks will increase to $90,000,000 at March 1, 1995. Under annual borrowing arrangements with these banks, the Company is required to pay a fee of 1/10 of 1 percent on the available and committed lines of credit. Commercial paper may be issued in an amount not to exceed 25 percent of revenues for the latest twelve-month period and are supported by bank lines of credit of an equal amount.

Balances and interest rates of short-term borrowings were as follows:

                                              Year Ended December 31,

                                           1994       1993        1992
                                               (Thousands of Dollars)
Balance at end of year                    $55,000    $4,000     $6,000
Effective annual interest rate
at end of year                               6.1%      6.9%(a)    5.9%

(a)Effective rates have been inflated by the commitment fees being larger than the interest paid for the year. If the commitment fees were excluded the effective annual interest rate at end of period would have been 3.6%.

8.   COMMITMENTS AND CONTINGENT LIABILITIES:

Commitments under contracts and purchase orders relating to the Company's program for construction and operation of facilities amounted to approximately $9,500,000 at December 31, 1994. The commitments are generally revocable by the Company subject to reimbursement of manufacturers' expenditures incurred and/or other termination charges.

The Company is currently purchasing energy from 62 on-line cogeneration and small power production facilities with contracts ranging from 1 to 33 years. Under these contracts the Company could be required to purchase up to 692,000 (MWH) annually. During the fiscal year ended December 31, 1994, the Company purchased 543,000 (MWH) at a cost of $30.9 million.

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

9.   BENEFIT PLANS:

Incentive Plan - The Company implemented two annual incentive plans and a long-term incentive plan effective January 1, 1995. The Executive Annual Incentive Plan and the Employee Incentive Plan tie a portion of each employee's compensation to achieving annual operational and financial goals. The plans share common goals designed to promote safety, control capital expenditures, control operation and maintenance expenses and increase annual earnings per share.

Restricted Stock Plan - The 1994 Restricted Stock Plan ("Plan") approved by shareholders at the May 1994 Annual Meeting was implemented January 1, 1995 as an equity-based long-term incentive plan. The performance-based grant approach and administrative guidelines for the Plan were developed by the Compensation Committee of the Board of Directors ("Committee") during 1994. The first grant under the Plan was made to all officers during January 1995. For the first grant, the Committee has selected a three-year restricted period beginning January 1, 1995, through December 31, 1997, with a single financial performance goal of Cumulative Earnings Per Share ("CEPS"). To receive a final share award, each officer must be employed by the Company, as an officer, during the entire restricted period, and the Company must achieve the CEPS performance goal established by the Committee.

Pension Plan - The Company maintains a trusteed noncontributory defined benefit pension plan for all employees who work 1,000 hours or more during a calendar year. The benefits under the plan are based on years of service and the employee's final average earnings. The Company's policy is to fund with an independent corporate trustee at least the minimum required under the Employee Retirement Income Security Act of 1974 but not more than the maximum amount deductible for income tax purposes. The Company funded $5.5 million in 1994, $5.0 million in 1993, and $5.1 million in 1992. The plan's assets held by the trustee consist primarily of listed stocks (both U.S. and foreign), fixed income securities and investment grade real estate.

Deferred Compensation Plan - The Company has a nonqualified, deferred compensation plan for certain senior management employees and directors that provides for supplemental retirement and death benefit payments to the participant and his or her family. The plan is being financed by life insurance policies, of which the Company is the beneficiary, with premiums being paid by the Company. These policies have accumulated cash values of $47.1 million and $42.4 million at December 31, 1994 and 1993, respectively, which do not qualify as plan assets in the actuarial computation of the funded status. Based upon SFAS No. 87, the Company has recorded a liability of $4.6 million as of December 31, 1994.

The following tables set forth the amounts recognized in the Company's financial statements and the funded status of both plans in accordance with accounting standard SFAS No. 87, "Employers' Accounting for Pensions."

       Plan Costs for the Year          1994      1993       1992
                                           (Thousands of Dollars)

Pension plan:
 Service cost                          $  6,049   $  4,496   $  3,762
 Interest cost                           12,263     11,688     10,926
 Actual return on plan assets               312    (23,322)   (10,877)
 Deferred gain (loss) on plan assets    (15,584)     9,848     (1,861)

  Net cost                             $  3,040   $  2,710   $  1,950
 Approximate percentage included in
  operating expenses                         67%        66%        64%

Net deferred compensation plan costs
 charged to other income (including
 life insurance and SFAS No. 87
 liability accrual)(a)                 $    508   $  1,372   $  1,276

(a) These charges to the Income Statement have been reduced by gains from the Company-Owned Life
    Insurance (COLI) of $2,724,000; $1,638,000; and
    $1,607,000 for 1994, 1993 and 1992, respectively.

Funded status and significant assumptions as of December 31:

                                                              Deferred
                                       Pension Plan      Compensation Plan
                                      1994       1993      1994      1993
                                             (Thousands of Dollars)

Actuarial present value of benefit
 obligations:
  Vested benefit obligation         $128,162  $134,292   $19,148    $24,024
  Accumulated benefit obligation    $132,766  $139,270   $19,148    $24,027

  Projected benefit obligation      $167,103  $179,895   $19,681    $30,114
Plan assets at fair value            165,839   169,920         -          -
Plan assets in excess of (or less
 than) projected benefit obligation   (1,264)   (9,975)  (19,681)   (30,114)

Unrecognized net (gain) loss from
 past experience different from
 that assumed                          6,040    17,295     2,173      7,295

Unrecognized prior service cost        6,365     1,460    (3,516)     2,546

Unrecognized net (asset) obligation
 existing at date of initial
 adoption (19.5 year straight-line
 amortization)                        (2,756)   (3,019)    6,440      7,053
Minimum liability adjustment               -        -     (4,564)   (10,807)
Net asset (liability) included in
 the balance sheet                    $8,385    $5,761  $(19,148)  $(24,027)
Discount rate to compute projected
 benefit obligation                      8.0%      7.0%      8.0%       7.0%
Rate for future compensation
 increases                               4.5       4.5       4.5        4.5
Expected long-term rate of return
 on plan assets                          9.0       9.0         -          -

Supplemental Employee Retirement Plan (SERP) - The Company has a nonqualified SERP that provides benefits in excess of Internal Revenue Service limits (Section 401 (a)(17) of the Internal Revenue Code) for highly paid individuals. The projected benefits obligation of this plan was $857,000 and $525,000 at December 31, 1994 and 1993, respectively, with accrued pension costs of $396,000 and $226,000. The Company's net periodic pension cost of this plan was $125,000 and $36,000 for the same periods.

Savings Plan _ The Company has an Employee Savings Plan whereby, for each $1 of employee contribution up to 6 percent of their salary the Company will match 100 percent of the first 2 percent employee contribution and 50 percent of the next 4 percent employee contribution, all such amounts to be invested by a trustee to any or all of seven investment options. The Company's contribution amounted to $2,410,200 in 1994, $2,283,200 in 1993 and $2,046,100 in 1992. As of December 31, 1994, a total of 4,214,735 Idaho Power Company common shares were held in this Plan.

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

The Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" as of January 1, 1993. This new standard requires that the expected costs of postretirement benefits be charged to expense during the years that the employees render service. The Company has elected to amortize the transition obligation of $41.4 million that was measured as of January 1, 1993 over a period of 20 years and was approved by IPUC Order No. 25880.

The following tables set forth the amounts to be recognized in the Company's financial statements for year-end 1994 and 1993 and the funded status of the plan in accordance with accounting standard SFAS No. 106 as of December 31, 1993 and 1994.

                                December 31, 1994 December 31, 1993
                                       (Thousands of Dollars)
Postretirement Benefit Cost:
 Service cost                         $   855        $   750
 Interest cost                          3,334          3,610
 Actual return on plan assets          (1,114)          (860)
 Amortization of transition
  obligation                            2,040          2,040
 Net amortization and deferral             -              -
 Regulatory asset                      (1,907)        (3,548)
  Net cost (a)                        $ 3,208        $ 1,992

(a) Postretirement benefit costs charged to expense in 1992 was
    $2,622,300

                                December 31, 1994 December 31, 1993
                                       (Thousands of Dollars)
Funded Status:
 Accumulated postretirement
   benefit obligation (APBO)         $(45,001)      $(48,290)
 Plan assets at fair value
                                       12,116         11,840
 APBO in excess of plan assets        (32,885)       (36,450)
 Unrecognized gain/losses                 773          4,670
 Unrecognized transition obligation
                                       36,720         38,760
 Prepaid postretirement benefit cost  $ 4,608        $ 6,980

Discount rate                            8.25%          7.25%
Medical and dental inflation rate        7.25           6.75
Long-term plan assets expected           9.0            9.0
return

A one percent change in the medical inflation rate would change the APBO by 7.3 percent and the postretirement expense for 1994 by 9.0 percent.

The Company has a retiree medical benefits funding program which consists of life insurance policies on active employees of which the Company is the beneficiary, and a qualified Voluntary Employees Beneficiary Association (VEBA) Trust. The net charge to other income for the life insurance policies was $776,400 in 1994, $632,500 in 1993, $1,733,000 in 1992. The funding to the
VEBA was $743,600 in 1994, $2,692,000 in 1993, and $2,977,400 in
1992, and recorded as a prepayment. The VEBA trust represents plan assets which are invested in variable life insurance policies, Trust Owned Life Insurance (TOLI), on active employees. Inside buildup in the TOLI policies is tax deferred and tax free if the policy proceeds are paid to the Trust as death benefits. The investment return assumption reflects an expectation that investment income in the VEBA will be substantially tax free.

The IPUC issued an order approving the appropriateness of applying accrual accounting to postretirement benefit expense for ratemaking and revenue requirement purposes. The IPUC also approved the deferral of the difference between the accrual amount and the pay-as-you-go amount until the Company's next general rate case subject to an earnings test, but not to exceed two years or $6,000,000. The OPUC and the FERC have also approved accrual accounting to postretirement benefit expense for ratemaking, and FERC has approved the deferral of the difference between accrual and pay-as-you-go not to exceed three years. The FERC deferral of $545,400 was expensed in 1994. The remaining amount deferred, as a regulatory asset, at December 31, 1994 is $5.5 million. The Company received IPUC Order No. 25880 authorizing the amortization of the $5.5 million over a 10-year period.

Postemployment Benefits _ The Company provides certain benefits to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement. The Company has recognized its portion of the cost of providing these benefits as an expense during the period in which the costs were incurred.

The Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits" as of January 1, 1993. The statement requires accrual of postemployment benefits. These benefits include salary continuation and related heath care and life insurance for both long and short-term disability plans, workmen's compensation and healthcare for surviving spouse and dependent plan. The adoption of SFAS 112 is a change of accounting principal; but since the Company is a regulated utility, a deferred asset was established which represents future revenue expected to be realized at the time the postemployment benefits are included in the Company's rates. The Company has recorded a liability and a regulatory asset of $4.0 million which represents the costs associated with postemployment benefits at December 31, 1994. The Company received IPUC Order No. 25880 authorizing the amortization of the regulatory asset over a 10-year period.

10. ELECTRIC PLANT IN SERVICE AND JOINTLY-OWNED PROJECTS:

The following table sets out the major classifications of the Company's electric plant in service and accumulated provision for depreciation for the years 1994, 1993, and 1992.

Electric Plant in Service          1994         1993         1992
                            (Thousands of Dollars)

  Production                 $1,301,525   $1,199,188   $1,194,148
  Transmission                  310,102      328,249      324,222
  Distribution                  625,149      582,604      545,490
  General and Other             147,122      139,682      134,887
    Total In Service          2,383,898    2,249,723    2,198,747
  Less accumulated
provision for depreciation      775,033      728,979      683,332

    In Service - Net         $1,608,865   $1,520,744   $1,515,415

The Company is involved in the ownership and operation of three jointly-owned generating facilities. The Consolidated Statements of Income include the Company's proportionate share of direct operations and maintenance expenses applicable to the projects.

Each facility and extent of Company participation as of December
31, 1994 are as follows:

                                       Company Ownership
                                      Electric   Accumulated
                                      Plant In  Provision For
  Name of Plant         Location       Service   Depreciation  %   MW
                                      (Thousands of Dollars)

Jim Bridger Units 1-4  Rock Springs, WY  $376,928  $150,599   33   693
Boardman               Boardman, OR        59,488    24,112   10    53
Valmy Units 1 & 2      Winnemucca, NV     299,865    98,030   50   261

The Company's wholly-owned subsidiary, IERCO, is a joint venturer in Bridger Coal Company, which operates the mine supplying coal for the Jim Bridger steam generation plant. Coal purchased by the Company from the joint venture amounted to $46,097,000 in 1994, $45,424,000 in 1993 and $42,291,000 in 1992.

The Company has contracts to purchase the energy from five PURPA
Qualified Facilities which are 50 percent owned by Ida-West.
Power purchased from these facilities amounted to $7,139,000 in 1994, $5,975,093 in 1993 and $1,848,904 in 1992.








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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Idaho Power Company and subsidiaries at December 31, 1994, 1993 and 1992, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 9 to the consolidated financial statements, the Company changed its method of accounting for income taxes and postretirement benefits in the year ended
December 31, 1993.

DELOITTE & TOUCHE LLP

Portland, Oregon
January 31, 1995

IDAHO POWER COMPANY
SUPPLEMENTAL FINANCIAL INFORMATION, UNAUDITED


QUARTERLY FINANCIAL DATA:


The following unaudited information is presented for each quarter of 1994, 1993 and 1992 (in thousands of dollars, except for per share amounts). In the opinion of the Company, all adjustments necessary for a fair statement of such amounts for such periods have been included. The results of operation for the interim periods are not necessarily indicative of the results to be expected for the full year. Accordingly, earnings information for any three month period should not be considered as a basis for estimating operating results for a full fiscal year. Amounts are based upon quarterly statements and the sum of the quarters may not equal the annual amount reported.

                                 Quarter Ended
                                  March 31  June 30  September 30 December 31
1994
 Revenues                         $128,810   $128,541   $151,031   $135,277
 Income from operations             37,408     33,984     33,609     44,663
 Income taxes                        9,406      6,554      8,150     10,133
 Net income                         18,260     17,030     16,289     23,351
 Dividends on preferred stock        1,789      1,819      1,862      1,928
 Earnings on common stock           16,471     15,211     14,427     21,423
 Earnings per share of common         0.44       0.41       0.38       0.57
stock

1993
 Revenues                          140,809    129,471    134,577    135,545
 Income from operations             41,479     38,980     34,286     47,201
 Income taxes                       10,610      9,270      9,108      7,486
 Net income                         21,347     18,524     16,427     28,166
 Dividends on preferred stock        1,345      1,318      1,565      1,781
 Earnings on common stock           20,002     17,206     14,862     26,385
 Earnings per share of common
  stock                               0.55       0.47       0.40       0.71

1992
 Revenues                          114,453    124,656    129,050    129,934
 Income from operations             31,024     30,376     29,593     33,962
 Income taxes                        7,396      6,670      4,353      4,743
 Net income                         13,378     12,394     15,067     19,152
 Dividends on preferred stock        1,424      1,400      1,346      1,347
 Earnings on common stock           11,954     10,994     13,721     17,805
 Earnings per share of common
  stock                               0.35       0.32       0.38       0.49

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


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE
          AND REPORTS ON FORM 8-K

(a)  Please refer to Item 8, "Financial Statements and
     Supplementary Data" for a complete listing of all consolidated financial statements and financial statement schedule.

(b) Reports on SEC Form 8-K. No reports on Form 8-K were filed during the three months ended December 31, 1994.

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

*4(a)(ii)                            Supplemental Indentures to
                                     Mortgage and Deed of Trust:

                                     Number           Dated

             1-MD        B-2-a       First            July 1, 1939
             2-5395      7-a-3       Second           November 15, 1943
             2-7237      7-a-4       Third            February 1, 1947
             2-7502      7-a-5       Fourth           May 1, 1948
             2-8398      7-a-6       Fifth            November 1, 1949
             2-8973      7-a-7       Sixth            October 1, 1951
             2-12941     2-C-8       Seventh          January 1, 1957
             2-13688     4-J         Eighth           July 15, 1957
             2-13689     4-K         Ninth            November 15, 1957
             2-14245     4-L         Tenth            April 1, 1958
             2-14366     2-L         Eleventh         October 15, 1958
             2-14935     4-N         Twelfth          May 15, 1959
             2-18976     4-O         Thirteenth       November 15, 1960
             2-18977     4-Q         Fourteenth       November 1, 1961
             2-22988     4-B-16      Fifteenth        September 15, 1964
             2-24578     4-B-17      Sixteenth        April 1, 1966
             2-25479     4-B-18      Seventeenth      October 1, 1966
             2-45260     2(c)        Eighteenth       September 1, 1972
             2-49854     2(c)        Nineteenth       January 15, 1974
             2-51722     2(c)(i)     Twentieth        August 1, 1974
                                          Number              Dated
             2-51722     2(c)(ii)    Twenty-first     October 15, 1974
             2-57374     2(c)        Twenty-second    November 15, 1976
             2-62035     2(c)        Twenty-third     August 15, 1978
             33-34222    4(d)(iii)   Twenty-fourth    September 1, 1979
             33-34222    4(d)(iv)    Twenty-fifth     November 1, 1981
             33-34222    4(d)(v)     Twenty-sixth     May 1, 1982
             33-34222    4(d)(vi)    Twenty-seventh   May 1, 1986
             33-00440    4(c)(iv)    Twenty-eighth    June 30, 1989
             33-34222    4(d)(vii)   Twenty-ninth     January 1, 1990
             33-65720    4(d)(iii)   Thirtieth        January 1, 1991
             33-65720    4(d)(iv)    Thirty-first     August 15, 1991
             33-65720    4(d)(v)     Thirty-second    March 15, 1992
             33-65720    4(d)(vi)    Thirty-third     April 16, 1993
             1-3198      4           Thirty-fourth    December 1, 1993
             Form 8-K
             Dated
             12/17/93

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

10(n)(i)1                            The Revised Security Plans for
                                     Senior Management Employees and
                                     for Directors-a non-qualified,
                                     deferred compensation plan
                                     effective November 30, 1994.

10(n)(ii)1                           The Executive Annual Incentive
                                     Plan for senior management
                                     employees effective January 1,
                                     1995.

10(n)(iii)1                          The 1994 Restricted Stock Plan
                                     for officers and key executives
                                     effective July 1, 1994.

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

*10(q)(ii)   33-65720    10(h)(ii)   Contract to Implement, dated
                                     October 25, 1984, between the
                                     State of Idaho and the Company
                                     relating to the agreement filed
                                     as Exhibit 10(q).
___________________
1 Compensatory Plan



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

12                                   Statement Re:  Computation of
                                     Ratio of Earnings to Fixed
                                     Charges.

12(a) Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges.

12(b)                                Statement Re:  Computation of
                                     Ratio of Earnings to Combined
                                     Fixed Charges and Preferred
                                     Dividend Requirements.

12(c) Statement Re: Computation of Supplemental Ratio of Earnings to Combined Fixed Charges and
                                     Preferred Dividend Requirements.

21                                   Subsidiaries of Registrant.

23                                   Independent Auditors' Consent.

27                                   Financial Data Schedule

IDAHO POWER COMPANY
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 1994, 1993 and 1992

                                         Column C
       Column A          Column B       Additions       Column D   Column E

                          Balance   Charged  Charged               Balance
                            At        to    (Credited)                At
    Classification       Beginning  Income   to Other   Deductions  End Of
                         Of Period           Accounts      (1)      Period
                                        (Thousands of Dollars)

1994:
 Reserves Deducted From
  Applicable Assets:
   Reserve for
     uncollectible
     accounts            $1,377     $1,360   $1,018(2)  $2,378     $1,377
  Other Reserves:
   Injuries and damages
     reserve             $1,500     $1,804   $  -       $1,804     $1,500
   Miscellaneous
     operating reserves  $  748     $  429   $ (156)    $   81     $  940

1993:
 Reserves Deducted From
  Applicable Assets:
   Reserve for
     uncollectible
     accounts            $1,421     $1,174   $1,001(2)  $2,219     $1,377
  Other Reserves:
   Injuries and damages
     reserve             $1,500     $2,820   $  -       $2,820     $1,500
   Miscellaneous
     operating reserves  $  -       $  870   $  332     $  454     $  748

1992:
 Reserves Deducted From
  Applicable Assets:
   Reserve for
     uncollectible
     accounts            $1,300     $1,224   $  963(2)  $2,066     $1,421
  Other Reserves:
   Injuries and damages
     reserve             $1,366     $2,468   $  -       $2,334     $1,500

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

                              IDAHO POWER COMPANY
                              (Registrant)

March 9, 1995                 By:__/s/___ Joseph W. Marshall_______
                                       Joseph W. Marshall
                                   Chairman of the Board and
                              Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:__/s/_Joseph W. Marshall____Chairman of the Board and        March 9, 1995
         Joseph W. Marshall     Chief Executive Officer and Director

By:__/s/ Larry R. Gunnoe ______President and Chief Operating              "
         Larry R. Gunnoe       Officer and Director

By:__/s/_ J. LaMont Keen ______Vice President and Chief Financial         "
          J. LaMont Keen       Officer (Principal Financial Officer)

By:__/s/_ Harold J. Hochhalter__Controller and Chief Accounting Officer  "
          Harold J. Hochhalter  (Principal Accounting Officer)

By:__/s/_ Robert D. Bolinder __  By:__/s/_ Evelyn Loveless ______        "
          Robert D. Bolinder               Evelyn Loveless
          Director                         Director

By:__/s/_                    __  By:__/s/__Jon H. Miller ________        "
          Roger L. Breezley                Jon H. Miller
          Director                         Director

By:__/s/_ John B. Carley_______  By:__/s/__Peter S. O'Neill ______       "
          John B. Carley                   Peter S. O'Neill
          Director                          Director

By:__/s/__Peter T. Johnson_____  By:__/s/__Gene C. Rose    _______       "
          Peter T. Johnson                 Gene C. Rose
          Director                         Director

By:__/s/__Jack K. Lemley_____    By:__/s/__Phil Soulen     _______        "
          Jack K. Lemley                   Phil Soulen
          Director                         Director

EXHIBIT INDEX

Exhibit                                                       Page
Number                                                       Number

10(n)(i)       The Revised Security Plans for Senior           93
               Management Employees and for Directors-
               a non-qualified, deferred compensation
               plan effective November 30, 1994.

10(n)(ii)      The Executive Annual Incentive Plan for        126
               senior management employees effective
               January 1, 1995.

10(n)(iii)     The 1994 Restricted Stock Plan for             128
               officers and key executives effective
               July 1, 1994.

12             Statement Re:  Computation of Ratio of         133
               Earnings to Fixed Charges.

12(a)          Statement Re:  Computation of                  134
               Supplemental Ratio of Earnings to Fixed
               Charges.

12(b)          Statement Re:  Computation of Ratio of         135
               Earnings to Combined Fixed Charges and
               Preferred Dividend Requirements.

12(c)          Statement Re:  Computation of                  136
               Supplemental Ratio of Earnings to
               Combined Fixed Charges and Preferred
               Dividend Requirements.

21             Subsidiaries of Registrant.                    137

23             Independent Auditors' Consent.                 138

27             Financial Data Schedule                        139