Form 10-Q
period 1995-03-31
IDAHO POWER CO
filed 1995-05-05
CIK 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 1995

                                     OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                   to

  Commission file number    1-3198

                                      IDAHO POWER COMPANY
           (Exact name of registrant as specified in its charter)

                    Idaho                                 82-0130980
        (State or other jurisdiction                   (I.R.S. Employer
      of incorporation or organization)              Identification No.)


     1221 W. Idaho Street, Boise, Idaho                   83702-5627
  (Address of principal executive offices)                (Zip Code)

  Registrant's telephone number, including area code      (208) 388-2200

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

      Number of shares of Common Stock, $2.50 par value, outstanding as of April 30, 1995 is 37,612,351.




                             IDAHO POWER COMPANY

                                    Index




  Part I.  Financial Information:                                 Page No

  Item 1.  Financial Statements

     Consolidated Statements of Income - Three Months,
      and Twelve Months Ended March 31, 1995 and 1994            3,4

     Consolidated Balance Sheets - March 31, 1995
      and December 31, 1994                                      5,6

     Consolidated Statements of Cash Flows -
      Three Months and Twelve Months Ended March 31,
      1995 and 1994                                              7,8

     Consolidated Statements of Capitalization -
      March 31, 1995 and December 31, 1994                       9

     Notes to Consolidated Financial Statements                  10,11

     Report on Review by Independent Accountants                 12

  Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                      13-20

  Part II.  Other Information:

  Item 6.  Exhibits and Reports on Form 8-K                      21,22

  Signatures                                                     23

                       PART I - FINANCIAL INFORMATION
                             IDAHO POWER COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994


Item 1. Financial Statements
                                                Three Months Ended
                                                      March 31,     Increase
                                                  1995      1994   (Decrease)
                                                     (Thousands of Dollars)
REVENUES (Notes 1 and 4)                       $131,336  $128,810  $  2,526

EXPENSES (Notes 1 and 4):
 Operation:
   Purchased power                                6,717     5,214     1,503
   Fuel expense                                  15,492    25,487    (9,995)
   Other                                         30,717    28,847     1,870
 Maintenance                                      9,058    10,042      (984)
 Depreciation                                    16,674    16,033       641
 Taxes other than income taxes                    6,126     5,779       347

      Total expenses                             84,784    91,402    (6,618)

INCOME FROM OPERATIONS                           46,552    37,408     9,144

OTHER INCOME:
 Allowance for equity funds used during
  construction (Note 2)                              (2)      726      (728)
 Other - Net                                      1,944     2,530      (586)

      Total other income                          1,942     3,256    (1,314)

INTEREST CHARGES:
 Interest on long-term debt                      12,789    12,795        (6)
 Other interest                                   1,273       719       554

      Total interest charges                     14,062    13,514       548

 Allowance for borrowed funds used
  during construction (Note 2)                     (529)     (516)      (13)

      Net interest charges                       13,533    12,998       535

INCOME BEFORE INCOME TAXES                       34,961    27,666     7,295

INCOME TAXES                                     14,234     9,406     4,828

NET INCOME                                       20,727    18,260     2,467
 Dividends on preferred stock                     2,026     1,789       237

EARNINGS ON COMMON STOCK                       $ 18,701  $ 16,471  $  2,230

AVERAGE COMMON SHARES
 OUTSTANDING (000)                               37,612    37,249       N/A
Earnings per share of common stock             $   0.50  $   0.44  $   0.06
Dividends paid per share of common stock       $  0.465  $  0.465  $    -

      The accompanying notes are an integral part of these statements.

                             IDAHO POWER COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
             FOR THE TWELVE MONTHS ENDED MARCH 31, 1995 AND 1994
                                               Twelve Months Ended
                                                     March 31,     Increase
                                                  1995      1994  (Decrease)
                                                     (Thousands of Dollars)
REVENUES (Notes 1 and 4)                      $546,184   $528,403  $ 17,781

EXPENSES (Notes 1 and 4):
 Operation:
   Purchased power                              61,720     42,079    19,641
   Fuel expense                                 84,893     87,358    (2,465)
   Other                                       113,123    115,024    (1,901)
 Maintenance                                    42,505     44,310    (1,805)
 Depreciation                                   60,843     59,337     1,506
 Taxes other than income taxes                  24,292     22,420     1,872

      Total expenses                           387,376    370,528    16,848

INCOME FROM OPERATIONS                         158,808    157,875       933

OTHER INCOME:
 Allowance for equity funds used during
  construction (Note 2)                            951      2,991    (2,040)
 Other - Net                                     9,896      9,678       218

      Total other income                        10,847     12,669    (1,822)

INTEREST CHARGES:
 Interest on long-term debt                     51,167     52,889    (1,722)
 Other interest                                  3,815      3,161       654

      Total interest charges                    54,982     56,050    (1,068)

 Allowance for borrowed funds used
  during construction (Note 2)                  (1,795)    (2,153)      358

      Net interest charges                      53,187     53,897      (710)

INCOME BEFORE INCOME TAXES                     116,468    116,647      (179)

INCOME TAXES                                    39,070     35,270     3,800

NET INCOME                                      77,398     81,377    (3,979)
 Dividends on preferred stock                    7,636      6,453     1,183

EARNINGS ON COMMON STOCK                      $ 69,762   $ 74,924  $ (5,162)

AVERAGE COMMON SHARES
 OUTSTANDING (000)                              37,590     36,902       N/A
Earnings per share of common stock            $   1.86   $   2.03  $  (0.17)
Dividends paid per share of common stock      $   1.86   $   1.86  $    -

      The accompanying notes are an integral part of these statements.

                             IDAHO POWER COMPANY
                         CONSOLIDATED BALANCE SHEETS
                                   ASSETS

                                                   March 31,  December 31,
                                                     1995        1994
                                                   (Thousands of Dollars)
ELECTRIC PLANT:
 In service (at original cost)                     $2,398,297  $2,383,898
   Accumulated provision for depreciation            (791,203)   (775,033)

    In service - Net                                1,607,094   1,608,865
 Construction work in progress                         50,014      46,628
 Held for future use                                    1,150       1,150

      Electric plant - Net                          1,658,258   1,656,643

INVESTMENTS AND OTHER PROPERTY                         16,313      18,034

CURRENT ASSETS:
 Cash and cash equivalents                              7,278       7,748
 Receivables:
   Customer                                            31,016      31,889
   Allowance for uncollectible accounts                (1,441)     (1,377)
   Notes                                                4,831       4,962
   Employee notes receivable                            5,557       5,444
   Other                                                5,855       4,316
 Accrued unbilled revenues (Note 1)                    20,130      29,115
 Materials and supplies (at average cost)              25,135      24,141
 Fuel stock (at average cost)                          13,195      11,310
 Prepayments                                           20,091      21,398
 Regulatory assets associated with income taxes         5,862       5,674

      Total current assets                            137,509     144,620

DEFERRED DEBITS:
 American Falls and Milner water rights                32,605      32,605
 Company owned life insurance                          49,526      49,510
 Regulatory assets associated with income taxes       177,737     179,311
 Regulatory assets - other                             71,252      67,713
 Other                                                 42,904      43,380

      Total deferred debits                           374,024     372,519


      TOTAL                                        $2,186,104  $2,191,816

      The accompanying notes are an integral part of these statements.

                             IDAHO POWER COMPANY
                         CONSOLIDATED BALANCE SHEETS
                        CAPITALIZATION & LIABILITIES

                                                    March 31,  December 31,
                                                      1995        1994
                                                    (Thousands of Dollars)
CAPITALIZATION (See Page 9):
 Common stock equity - $2.50 par value (shares
  authorized 50,000,000; shares outstanding
   March 31, 1995 - 37,612,351; December 31,
    1994 - 37,612,351)                             $  657,340  $  673,800
 Preferred stock (Note 5)                             132,382     132,456
 Long-term debt (Note 5)                              693,213     693,206

      Total capitalization                          1,482,935   1,499,462

CURRENT LIABILITIES:
 Long-term debt due within one year                       517         517
 Notes payable                                         47,500      55,000
 Accounts payable                                      18,962      32,063
 Taxes accrued                                         27,107      16,394
 Interest accrued                                      14,238      14,755
 Other                                                 31,337      12,574

      Total current liabilities                       139,661     131,303

DEFERRED CREDITS:
 Accumulated deferred investment tax credits           71,526      71,593
 Accumulated deferred income taxes                    383,392     380,926
 Regulatory liabilities associated with income taxes   35,143      35,090
 Regulatory liabilities - other                           649         626
 Other                                                 72,798      72,816

      Total deferred credits                          563,508     561,051

COMMITMENTS AND CONTINGENT LIABILITIES (Note 3)

      TOTAL                                        $2,186,104  $2,191,816

      The accompanying notes are an integral part of these statements.

                             IDAHO POWER COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                      Three Months Ended
                                                           March 31,
                                                       1995        1994
                                                    (Thousands of Dollars)
OPERATING ACTIVITIES:
 Cash received from operations:
   Retail revenues                                   $118,958    $112,537
   Wholesale revenues                                  15,691      18,110
   Other revenues                                       5,528       5,614
 Fuel paid                                            (20,659)    (25,263)
 Purchased power paid                                 (11,966)     (7,581)
 Other operation & maintenance paid                   (39,096)    (41,303)
 Interest paid (includes long and
   short-term debt only)                              (14,168)    (13,411)
 Income taxes paid                                     (3,000)     (2,030)
 Taxes other than income taxes paid                    (2,119)     (1,883)
 Other operating cash receipts and payments-Net        (4,001)     (4,506)
      Net cash provided by operating activities        45,168      40,284
FINANCING ACTIVITIES:
 Common stock issued                                     -          6,765
 Short-term borrowings - Net                           (7,500)     (2,000)
 Long-term debt retirement                                (17)        (16)
 Preferred stock retirement                               (38)        (76)
 Dividends on preferred stock                          (2,091)     (1,814)
 Dividends on common stock                            (17,498)    (17,250)
 Other sources                                           (812)         -
   Net cash - financing activities                    (27,956)    (14,391)
INVESTING ACTIVITIES:
 Additions to utility plant                           (17,246)    (26,513)
 Conservation                                          (1,339)     (1,384)
 Other                                                    903      (1,420)
      Net cash - investing activities                 (17,682)    (29,317)
 Change in cash and cash equivalents                     (470)     (3,424)
 Cash and cash equivalents beginning of period          7,748       8,228
      Cash and cash equivalents end of period        $  7,278    $  4,804
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
 Net Income                                          $ 20,727    $ 18,260
 Adjustments to reconcile net income to net cash:
   Depreciation                                        16,674      16,033
   Deferred income taxes                                3,920       4,032
   Investment tax credit-Net                              (67)       (177)
   Allowance for funds used during construction          (527)     (1,242)
   Postretirement benefits funding (excl pensions)     (1,037)     (1,336)
   Changes in operating assets and liabilities:
    Accounts receivable                                 8,841       7,451
    Fuel inventory                                     (5,167)        224
    Accounts payable                                   (5,249)     (2,367)
    Taxes payable                                      11,395       7,426
    Interest payable                                     (110)       (100)
   Other - Net                                         (4,232)     (7,920)
      Net cash provided by operating activities      $ 45,168    $ 40,284

      The accompanying notes are an integral part of these statements.

                             IDAHO POWER COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE TWELVE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                     Twelve Months Ended
                                                           March 31,
                                                       1995        1994
                                                    (Thousands of Dollars)
OPERATING ACTIVITIES:
 Cash received from operations:
   Retail revenues                                   $463,623    $430,315
   Wholesale revenues                                  59,691      85,957
   Other revenues                                      23,625      23,165
 Fuel paid                                            (89,926)    (86,111)
 Purchased power paid                                 (66,977)    (42,664)
 Other operation & maintenance paid                  (169,566)   (166,854)
 Interest paid (includes long and
   short-term debt only)                              (53,133)    (51,035)
 Income taxes paid                                    (17,488)    (33,034)
 Taxes other than income taxes paid                   (21,934)    (22,347)
 Other operating cash receipts and payments-Net         2,612       4,784
      Net cash provided by operating activities       130,527     142,176
FINANCING ACTIVITIES:
 First mortgage bonds issued                              -       188,136
 PC bond fund requisitions/other long-term debt           -         1,218
 Common stock issued                                    6,636      26,957
 Preferred stock issued                                   -        24,781
 Short-term borrowings - Net                           45,500      (3,140)
 Long-term debt retirement                               (466)   (191,877)
 Preferred stock retirement                              (129)       (134)
 Dividends on preferred stock                          (7,841)     (6,343)
 Dividends on common stock                            (69,848)    (68,376)
 Other sources                                           (792)         -
   Net cash - financing activities                    (26,940)    (28,778)
INVESTING ACTIVITIES:
 Additions to utility plant                          (101,257)   (119,386)
 Conservation                                          (6,785)     (6,581)
 Other                                                  6,929       9,918
      Net cash - investing activities                (101,113)   (116,049)
 Change in cash and cash equivalents                    2,474      (2,651)
 Cash and cash equivalents beginning of period          4,804       7,455
      Cash and cash equivalents end of period        $  7,278    $  4,804
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
 Net income                                          $ 77,398    $ 81,377
 Adjustments to reconcile net income to net cash:
   Depreciation                                        60,843      59,337
   Deferred income taxes                               13,754       8,932
   Investment tax credit-Net                             (954)     (1,635)
   Allowance for funds used during construction        (2,746)     (5,144)
   Postretirement benefits funding (excl pensions)     (4,884)     (7,932)
   Changes in operating assets and liabilities:
    Accounts receivable                                   755      11,034
    Fuel inventory                                     (5,034)      1,247
    Accounts payable                                   (5,257)       (585)
    Taxes payable                                      11,266      (4,952)
    Interest payable                                    1,641       3,736
   Other - Net                                        (16,255)     (3,239)
      Net cash provided by operating activities      $130,527    $142,176

      The accompanying notes are an integral part of these statements.

                             IDAHO POWER COMPANY
                  CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                March 31,      December 31,
                                                   1995            1994
                                                    (Thousands of Dollars)
COMMON STOCK EQUITY:
 Common stock                                $   94,031          $   94,031
 Premium on capital stock                       362,870             363,063
 Capital stock expense                           (4,130)             (4,132)
 Retained earnings                              204,569             220,838
      Total common stock equity                 657,340   44.3%     673,800  45.0%
PREFERRED STOCK, cumulative,
($100 par or stated value):
 4% preferred stock (authorized 215,000;
   shares outstanding: 1995-173,823;
   1994-174,556)                                 17,382              17,456
 Serial preferred stock, authorized
   150,000 shares:
   7.68% Series, outstanding 150,000 shares      15,000              15,000
 Serial preferred stock, without par value,
   authorized 3,000,000 shares:
   8.375% Series (authorized and outstanding
    250,000 shares)                              25,000              25,000
   Auction Rate Preferred Series A
     (authorized and outstanding 500
     shares)                                     50,000              50,000
   7.07% Series (authorized and outstanding
    250,000 shares)                              25,000              25,000
      Total preferred stock                     132,382    8.9      132,456    8.8
LONG-TERM DEBT (Note 5):
 First mortgage bonds:
   5 1/4% Series due 1996                        20,000              20,000
   5.33 % Series due 1998                        30,000              30,000
   8.65 % Series due 2000                        80,000              80,000
   6.40 % Series due 2003                        80,000              80,000
   8    % Series due 2004                        50,000              50,000
   9.50 % Series due 2021                        75,000              75,000
   7.50 % Series due 2023                        80,000              80,000
   8 3/4% Series due 2027                        50,000              50,000
   9.52 % Series due 2031                        25,000              25,000
      Total first mortgage bonds                490,000             490,000
 Pollution control revenue bonds:
   5.90 % Series due 2003                        24,650*             24,650*
   6    % Series due 2007                        24,000              24,000
   7 1/4% Series due 2008                         4,360               4,360
   7 5/8% Series 1983-1984 due 2013-2014         68,100              68,100
   8.30 % Series 1984 due 2014                   49,800              49,800
      Total pollution control revenue bonds     170,910             170,910
   *Amount due within one year                     (450)               (450)
      Net pollution control revenue bonds       170,460             170,460
 REA Notes                                        1,751               1,768
   Amount due within one year                       (67)                (67)
      Net REA Notes                               1,684               1,701
 American Falls bond guarantee                   20,905              20,905
 Milner Dam note guarantee                       11,700              11,700
 Unamortized premium/discount - Net              (1,536)             (1,560)
      Total long-term debt                      693,213   46.8      693,206   46.2

TOTAL CAPITALIZATION                         $1,482,935  100.0%  $1,499,462  100.0%

      The accompanying notes are an integral part of these statements.

                             IDAHO POWER COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1.   SUMMARY OF ACCOUNTING POLICIES:

        Financial Statements
        In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the consolidated financial position as of March 31, 1995 and the consolidated results of operation for the three months and twelve months ended March 31, 1995 and 1994 and the consolidated cash flows for the three months and twelve months ended March 31, 1995 and 1994. These condensed financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which would be included in full year financial statements and, therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operation for the interim periods are not necessarily indicative of the results to be expected for the full year.

        Principles of Consolidation
        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Idaho Energy Resources Co (IERCo), Idaho Utility Products Company (IUPCO), IDACORP, INC., Ida-West Energy Company (Ida-West), and Stellar Dynamics. All significant intercompany transactions and balances have been eliminated in consolidation.

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

        Reclassifications
        Certain items previously reported for periods prior to 1995 have been reclassified to conform with the current year's presentation. Net income was not affected by these reclassifications.


   2.   ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFDC):

        The allowance, a non-cash item, represents the composite interest costs of debt, shown as a reduction to interest charges, and a return on equity funds, shown as an addition to other income, used to finance construction. While cash is not realized currently from such allowance, it is realized under the rate making process over the service life of the related property through increased revenues resulting from higher rate base and higher depreciation expense. Based on the uniform formula adopted by the Federal Energy Regulatory Commission, the Company's weighted average monthly AFDC rate for the three months ended March 31, 1995, was 6.1 percent and was 8.2 percent for the entire year of 1994.

   3.   COMMITMENTS AND CONTINGENT LIABILITIES:

        Commitments under contracts and purchase orders relating to the Company's program for construction and operation of facilities amounted to approximately $6,875,100 at March 31, 1995. The commitments are generally revocable by the Company subject to reimbursement of manufacturers' expenditures incurred and/or other termination charges.

        The Company is party to various legal claims, actions, and complaints, certain of which involve material amounts. Although the Company is unable to predict with certainty whether or not it will ultimately be successful in these legal proceedings or, if not, what the impact might be, based upon the advice of legal counsel, management presently believes that disposition of these matters will not have a materially adverse effect on the Company's financial position, results of operation, or cash flow.

   4.   REGULATORY ISSUES:

        The Company has in place, in its Idaho jurisdiction, a Power Cost Adjustment (PCA) mechanism which allows Idaho's retail customer rates to be adjusted annually to reflect the Idaho share of forecasted net power supply costs. Deviations from forecasted costs are deferred with interest and then adjusted (trued-up) in the subsequent year. At March 31, 1995, the Company had recorded $10.7 million of power supply costs above those projected in the 1994 forecast. The current balance is adjusted monthly as actual conditions are compared to the forecasted net power supply costs.

        In addition, the Company filed for temporary drought relief with the Oregon Public Utility Commission (OPUC). As a result of this filing, the OPUC issued an accounting order granting the Company permission to defer, with interest, 60 percent of Oregon's share of the Company's increased power supply costs incurred between May 13, 1994 and December 31, 1994. The Company filed a request on April 18, 1995 with the OPUC to recover the deferred amount of $1.3 million.

   5.   FINANCING:

        The Company currently has a $200,000,000 shelf registration statement which can be used for both First Mortgage Bonds
        (including Medium Term Notes) and Preferred Stock.




     INDEPENDENT ACCOUNTANTS' REPORT


     Idaho Power Company
     Boise, Idaho


     We have reviewed the accompanying consolidated balance sheets and statements of capitalization of Idaho Power Company and subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of income for the three and twelve-month periods ended March 31, 1995 and 1994 and consolidated statements of cash flows for the three-month and twelve-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiaries as of December 31, 1994, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein), and in our report dated January 31, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet and statement of capitalization as of December 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet and statement of capitalization from which it has been derived.


     DELOITTE & TOUCHE LLP
     Portland, Oregon
     April 28, 1995

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

The Company is primarily a hydro-based electric utility. Operational results, as with other utilities in the Northwest, are significantly affected by changing weather, precipitation, and streamflow conditions. In addition, the amount of energy used by general business consumers varies from season to season - and from month to month within each season - due primarily to seasonal weather. Non-firm (or off-system) energy sales also vary, by quarter and by year, as a result of varying hydro conditions and energy demand from other utilities. Operating costs fluctuate during periods when reduced low-cost hydroelectric generating capability, or a strong non-firm energy market, increases the Company's reliance on higher cost thermal generation or purchases of power from other utilities.

The Power Cost Adjustment (PCA) mechanism, applied in the Company's Idaho jurisdiction, provides recovery for a major portion of those operating expenses that have the greatest potential for variation. With the PCA, the Company's operating and earnings per share results are more closely aligned with general regulatory, economic, and temperature-related weather conditions, and less dependent on variable precipitation and streamflow conditions.

Earnings Per Share and Book Value

Earnings per share of common stock were $.50 for the quarter, an increase of $0.06 (or 13.6 percent) from the same quarter last year. The twelve months ended March 31, 1995 showed earnings of $1.86 per share, a decrease of $0.17 (8.4 percent) from the twelve months ended March 31, 1994. The twelve-month earnings represent a 10.6 percent earned return on year-end March 31 common equity compared to the 11.5 percent earned through March 31 last year. At March 31, 1995, the book value per share of common stock was $17.48 compared to $17.44 for the same period a year ago.

The Idaho Public Utilities Commission (IPUC) on March 21, 1995, issued an order denying the Company's Petition for Reconsideration as to the return on common equity (ROE) of 11.0% which was granted on January 31, 1995, in the Company's recent general revenue requirement case. The denial of this Petition and resulting low allowed ROE will make it very difficult for the Company to increase retained earnings and consequently the book value of the Company. The Company's management is looking at all viable options, including substantial reductions in expenditures beyond our 1995 targets, a review of customer programs, as well as all possible regulatory options to move toward financial recovery.


                            RESULTS OF OPERATIONS

Precipitation and Streamflows

The first three months of 1995 were characterized by above-normal precipitation, along with above-normal temperatures throughout the service territory. At April 1, 1995, for the Snake River above Brownlee Reservoir (water source to the three-dam Hells Canyon complex which generates about half of the electricity produced by the Company in a normal year), the average snow water equivalent is 103 percent of the 30-year average compared to 59 percent of average last year at this time. However, reservoir storage above Brownlee is 63 percent of capacity and 90 percent of average this year compared to 80 percent of capacity and 115 percent of average a year ago.

Inflows into Brownlee result from a combination of precipitation, storage, and ground water conditions and at April 1, 1995 the Company estimates there will be 4.4 million acre-feet (MAF) or approximately 92 percent of the 66-year median of 4.8 MAF during the April-July period.

Energy Requirements

The Company's total system energy requirements for the three month period have been supplied from the following sources: hydro generation 54 percent, thermal generation 35 percent, and purchased power and other interchanges 11 percent. This compares to a total system energy requirement of 45 percent hydro, 51 percent thermal, and 4 percent from purchase power and other interchanges for the same period of 1994.

With precipitation above average and reservoir carryover storage below average, the Company estimates that 49 percent of its 1995 energy requirements will come from hydro generation, 41 percent from thermal generation, and 10 percent from purchased power and other interchanges. Under normal conditions, the Company's hydro system would contribute approximately 58 percent, with thermal generation accounting for approximately 33 percent, and the remaining 9 percent from purchased power and other interchanges.

Regulatory Issues

The Company presently contemplates filing a general revenue requirement case in Oregon, during the second quarter, using the same information prepared for its recently completed general revenue requirement proceeding before the IPUC.

The Company's PCA mechanism applies only to its Idaho jurisdiction. As a result of 1994's high power supply costs, the Company also filed for temporary drought relief with the Oregon Public Utilities Commission
(OPUC). The OPUC issued an accounting order granting the Company permission to defer with interest 60 percent of Oregon's share of the Company's increased power supply costs incurred between May 13, 1994 and December 31, 1994. The amount deferred at December 31, 1994 was $1.3 million. The Company filed an application with the OPUC on April 18, 1995, seeking authorization to continue a July 1, 1993, surcharge in Oregon until the Company's 1994 deferred power costs are recovered. The Company anticipates receiving this order from the OPUC prior to July 1, 1995.

Power Cost Adjustment

Since 1993, the Company has been permitted a PCA mechanism in its Idaho jurisdiction. The PCA enables the Company to collect or refund a portion of the difference between net power supply costs actually incurred and those allowed in the base rates of the Company. The current balance is adjusted monthly as actual conditions are compared to the PCA forecasted net power supply costs. At March 31, 1995, the Company had recorded $10.7 million of power supply costs above those projected in the 1994 PCA forecast which were included in the true-up portion of the 1995 PCA filing. Effective February 1, 1995, with the completion of the Company's most recent Idaho jurisdiction revenue requirements case, 90 percent of the net power supply cost deviations from normalized rates are included in the PCA. The Company filed its 1995 PCA application on April 14, 1995, requesting a decrease in the Idaho jurisdiction PCA rate. The decrease from last year's PCA adjustment is approximately $7.3 million or 1.6 percent, including last year's true-up.

Revenues

General business revenues were up for both the quarter ($6.5 million or 6.4 percent) and twelve months ending March 31, 1995 ($46.2 million or
11.1 percent). The quarterly increases reflect an increase in the number of new customers and the recent rate increase granted by the IPUC. These increases were partially offset by above-normal winter temperatures which reduced demand in weather sensitive (residential and small commercial) customer classes. The number of heating degree days were down 16.6 percent from normal and 9.0 percent from the same period in 1994.

The quarterly increase also reflects revenue increases in all customer classes over those achieved in first-quarter of 1994. Residential revenues increased $2.2 million (4.3 percent); small commercial sales increased $0.7 million (3.2 percent); and large commercial sales rose $3.4 million (14.1 percent).

The increase for the twelve month period represents strong economic growth in the Company's service territory, increases in new customers, energy usage patterns, and the recent rate increase in the Idaho jurisdiction. The total number of general business customers served rose by 11,619, a 3.6 percent increase over the same period last year.

Total sales for resale were down $4.1 million during the first quarter and $29.4 million for the twelve month period. The decreases reflect improved hydro-generation conditions throughout the Northwest, which lowered the price received from such sales, and the above normal temperatures which have reduced demand from weather sensitive customers.

Total operating revenues increased $2.5 million (2.0 percent) for the first three months of 1995 and improved $17.8 million (3.4 percent) for the twelve months ended March 31, 1995, when compared to the corresponding periods a year ago.

Expenses

Total operating expenses were down $6.6 million (7.2 percent) for the quarter and $16.8 million (4.5 percent) for the twelve months ended March 31, 1995.

Purchased power expenses were up for the quarter by $1.5 million due to economy purchases made while the market for off-system sales was soft and purchases could be made below the cost of the Company's own thermal production. For the twelve month period ended March 31, 1995 purchased power expenses were up by $19.6 million primarily because of the drought conditions of 1994. Fuel expenses were lower for both the three and twelve month periods, $10.0 million and $2.5 million respectively, again reflecting good hydroelectric conditions and the reduced demand due to warmer weather, these costs were further affected by economy purchases of power during the quarter and high fuel costs during 1994 due to drought conditions.

All other operation and maintenance expenses were up $0.9 million for the three months, but decreased $3.7 million for the twelve months ended March 31, 1995. The quarterly increase reflects increased accruals for post-retirement expenses, pension expense, and conservation program amortization, all due to the outcome of the recent Idaho revenue requirements case. The decrease for the twelve months is due to the accounting for the PCA (see Note 4 of Notes to Consolidated Financial Statements), reduced regulatory commission expense, and reduced thermal operation and maintenance expense.

Total interest costs increased slightly for the three month period reflecting an increase in the amount of short term borrowings and decreased for the twelve months reflecting the interest expense recorded last year associated with income tax settlements with the Internal Revenue Service. Income taxes increased for both periods due to changes in pre-tax income, prior year adjustments and the Wiley project write-off in 1994 and increased deferred taxes in 1995 as a result of 1994 plant additions.

Ida-West Energy Company

Ida-West Energy Company, a wholly-owned subsidiary of the Company, owns through various partnerships 50 percent of five Idaho Hydroelectric projects with a total generating capacity of approximately 34 megawatts. Third parties unaffiliated with Ida-West own the remaining 50 percent of these projects, thus satisfying "qualifying facility" status under PURPA guidelines. The partnerships have obtained project financing (non-recourse to the Company) for each of these facilities.

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

                       LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Net cash generation from operations for the three months ended March 31, 1995 amounted to $45.2 million. After deducting for both common and preferred dividends, net cash generation from operating activities provided approximately $25.5 million (a 20.4 percent increase from the same period of 1994) for the Company's construction program and other capital requirements.

Cash Expenditures

The Company's cash construction program for 1995 is presently estimated to require cash funds of approximately $94.8 million. Generating facilities comprise approximately 30 percent of the total required cash funds, transmission is 14 percent, distribution is 40 percent, with the balance for general plant and equipment. This estimate is subject to revision in light of changing economic, regulatory, and environmental factors and conservation policies. Approximately $17.2 million was expended during the first three months for construction.

The Company's primary financial commitments and obligations are related to contracts and purchase orders associated with the ongoing construction program and are expected to be financed using both internally generated funds and externally financed capital to the extent required. Although the Company has regulatory approval to incur up to $150 million of bank borrowings, it presently maintains lines of credit aggregating $90 million with various banks which may be used to finance a portion of the construction program on an interim basis. At March 31, 1995, the Company had short-term borrowings of $47.5 million.

Financing Program

The Company has on file a shelf registration statement for the issuance of first mortgage bonds and/or preferred stock with a total aggregate principal amount not to exceed $200 million.

The Company's current objective is to maintain capitalization ratios of approximately 45 percent common equity, 8 to 10 percent preferred stock, and the balance in long-term debt. The Company's strategy is to achieve this target structure through accumulated earnings and issuance of new equity. For the twelve month period ended March 31, 1995, the Company's consolidated pre-tax interest coverage was 3.12 times.

Construction Program

Expansion of the Twin Falls Project continues with completion estimated for mid-1995. Total cash expenditures for the Twin Falls expansion are currently estimated at $38.1 million, with total construction costs at $41.9 million, including an allowance for funds used during construction. When completed, this project will add 43 MW of new capacity to the Company's generation system.

In addition, the Company continues to explore the economic feasibility of constructing the Southwest Intertie Project (SWIP). The Bureau of Land Management (BLM) completed the Final Environmental Impact Statement/Proposed Plan Amendment for the SWIP with a Record of Decision and Right of Way issued in December 1994. The utility and BLM will begin to prepare a detailed site-specific construction, operation, and maintenance plan aimed at mitigating the environmental impact of the project. Detailed engineering work could begin in 1995. The Company has received preliminary commitments from various utility and non-utility entities for financial participation in the project. The Company intends to retain up to a 20 percent ownership in the line.

Salmon Recovery Plan

Work continues on the development of a comprehensive and scientifically credible plan to ensure the long-term survival of anadromous fish runs on the Columbia and Lower Snake Rivers. The Company fully supports and actively participates in this regional effort.

In mid-August 1994, the federal government changed its designation of the Snake River Fall Chinook Salmon from Threatened to Endangered. The Company does not anticipate that the new designation will have any additional effects on its operations. In September 1991, the Company modified operations at its three-dam Hells Canyon Hydroelectric Complex to protect the Fall Chinook downstream during spawning and juvenile emergence.
Pursuant to a Ninth Circuit Court's decision, which determined the Northwest Power Planning Council's (NWPPC) 1993 strategy for salmon was in violation of the 1980 Northwest Power Planning Act, the NWPPC adopted amendments to its Strategy for Salmon on December 15, 1994. The amended Strategy calls for a substantial increase in water from the Snake River to aid juvenile fish in their downstream migration to the sea. The Plan requires the Bureau of Reclamation to acquire 500,000 acre-feet of additional water by 1996 and another 500,000 acre-feet by 1998 for a total of 1,000,000 acre-feet in addition to the present contribution of 427,000 acre-feet. This water is to be acquired from willing sellers and could have a material impact on the Company's power supply costs. The Plan also calls for an additional 237,000 acre-foot contribution from the Company's Brownlee Reservoir for which the Company is to be reimbursed by the BPA.

Pending completion of a final recovery plan by the National Marine Fisheries Service (NMFS), the U.S. Army Corps of Engineers and other governmental agencies operating federally-owned dams and reservoirs on the Snake and Columbia Rivers have consulted the NMFS each year regarding federal system operations. The NMFS released its "Proposed Recovery Plan for Snake River Salmon" (Recovery Plan) on March 20, 1995. They will accept comments on the proposed Recovery Plan through June of 1995. The Company is reviewing the proposed Recovery Plan and, if appropriate, will make comments. Included in the Recovery Plan is the 1995 Biological Opinion which provides for the same 427,000 acre-feet water budget from the Upper Snake and 237,000 acre-feet of water from Brownlee, as does the NWPPC Amended Plan.

Relicensing of Hydroelectric Projects

The Company is vigorously pursuing the relicensing of its hydroelectric projects, a process that will continue for the next 10 to 15 years. The Company will submit applications for license renewal to the Federal Energy Regulatory Commission in December 1995. These applications will seek renewal of the Company's licenses for its Bliss, Upper Salmon Falls, and Lower Salmon Falls Hydroelectric Projects. Although various federal requirements and issues must be resolved through the relicensing process, the Company anticipates that its efforts will be successful. At this point, however, the Company cannot predict what type of environmental or operational requirements it may face, nor can it estimate the eventual cost of relicensing.

Company Vision

The future of the electric utility industry will be characterized by competition - the right of customers to choose their own electric service provider. To remain successful, the Company must continue to provide value to our shareholders in the face of this new competitive environment. This value will be derived from different sources: selective and efficient use of capital, customer orientation, and innovative, efficient operations. Because prices for power will be determined by market forces, not administered by regulators, the Company must be very selective and efficient in the use and allocation of capital. Such capital will be invested for the purposes of improving and expanding the core business, developing new opportunities beyond the current service territory, and the continued development of non-regulated opportunities consistent with core competencies. When customers have a choice of electric suppliers, value is created through customer-orientation and maintenance of a customer-friendly environment. The Company's current asset-based cost advantage must be complemented with a knowledge- and skill-based competitive advantage, which requires innovative and efficient operations.


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

             (b) Reports on Form 8-K. The following reports on Form 8-K were filed for the three months ended March 31, 1995.

               1.   Item 5.  Other Events -
                    A report on Form 8-K dated February 10, 1995 was filed by the Company concerning the Idaho Public Utilities Commission Order No. 25880 which established an Idaho jurisdictional revenue deficiency for the Company of $17.2 million.

                    A report on Form 8-K dated March 24, 1995 was filed by the Company concerning the Idaho Public Utilities Commission order denying the Company's request for reconsideration of the Return on Common Equity.

   *Previously Filed and Incorporated Herein By Reference.


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             IDAHO POWER COMPANY
                                                (Registrant)



Date    May 5, 1995        By:  /s/             J LaMont Keen
                                                J LaMont Keen
                                             Vice President and
                                           Chief Financial Officer
                                        (Principal Financial Officer)



Date    May 5, 1995        By:  /s/          Harold J Hochhalter
                                             Harold J Hochhalter
                                                 Controller
                                        (Principal Accounting Officer)