Form 10-Q
period 1995-06-30
IDAHO POWER CO
filed 1995-08-04
CIK 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended  June 30, 1995

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

       Number of shares of Common Stock, $2.50 par value, outstanding as of July 31, 1995 is 37,612,351.




  IDAHO POWER COMPANY

  Index




  Part I.  Financial Information:                                 Page No

  Item 1.  Financial Statements

     Consolidated Statements of Income - Three Months,
      Six Months, and Twelve Months Ended June 30, 1995
      and 1994                                                   3-5

     Consolidated Balance Sheets - June 30, 1995
      and December 31, 1994                                      6, 7

     Consolidated Statements of Cash Flows -
      Six Months and Twelve Months Ended June 30,
      1995 and 1994                                              8, 9

     Consolidated Statements of Capitalization -
      June 30, 1995 and December 31, 1994                        10

     Notes to Consolidated Financial Statements                  11-13

     Report on Review by Independent Accountants                 14

  Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                      15-24

  Part II.  Other Information:

  Item 1.  Legal Proceedings                                     25-26
  Item 4.  Submission of Matters to a Vote
              of Security Holders                                27
  Item 6.  Exhibits and Reports on Form 8-K                      28-34

  Signatures                                                     35

PART I - FINANCIAL INFORMATION
IDAHO POWER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994


Item 1. Financial Statements
                                              Three Months Ended
                                                  June 30,         Increase
                                              1995        1994    (Decrease)
                                                     (Thousands of Dollars)

REVENUES (Notes 1 and 4)                       $130,254  $128,541  $  1,714

EXPENSES (Notes 1 and 4):
 Operation:
   Purchased power                               10,675    19,927   (9,251)
   Fuel expense                                   7,619    16,588   (8,969)
   Power cost adjustment                          8,716   (5,852)    14,568
   Other                                         31,867    31,019       848
 Maintenance                                      9,942    11,752   (1,809)
 Depreciation                                    16,436    15,527       908
 Taxes other than income taxes                    6,318     5,596       722

      Total expenses                             91,574    94,556   (2,983)

INCOME FROM OPERATIONS                           38,681    33,984     4,696

OTHER INCOME:
 Allowance for equity funds used during
  construction (Note 2)                               9       388     (379)
 Other - Net                                      3,374     2,258     1,116

      Total other income                          3,383     2,646       737

INTEREST CHARGES:
 Interest on long-term debt                      12,789    12,795       (6)
 Other interest                                   1,339       570       769

      Total interest charges                     14,127    13,365       763

 Allowance for borrowed funds used
  during construction (Note 2)                     (603)    (319)     (284)

      Net interest charges                       13,525    13,046       478

INCOME BEFORE INCOME TAXES                       28,539    23,584     4,955

INCOME TAXES                                     10,951     6,554     4,396

NET INCOME                                       17,588    17,030       558
 Dividends on preferred stock                     2,006     1,819       187

EARNINGS ON COMMON STOCK                       $ 15,582  $ 15,211  $    371

AVERAGE COMMON SHARES
 OUTSTANDING (000)                               37,612    37,523       N/A
Earnings per share of common stock             $   0.41  $   0.41  $   0.00
Dividends paid per share of common stock       $  0.465  $  0.465  $    -
<F1>
The accompanying notes are an integral part of these statements.

IDAHO POWER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                               Six Months Ended
                                                     June 30,     Increase
                                               1995       1994   (Decrease)
                                                  (Thousands of Dollars)
REVENUES (Notes 1 and 4)                       $ 261,590 $257,351 $   4,239

EXPENSES (Notes 1 and 4):
 Operation:
   Purchased power                               17,392    25,140   (7,748)
   Fuel expense                                  23,110    42,074  (18,964)
   Power cost adjustment                          7,011   (8,513)    15,524
   Other                                         64,290    62,527     1,762
 Maintenance                                     19,000    21,794   (2,794)
 Depreciation                                    33,110    31,560     1,550
 Taxes other than income taxes                    12,444   11,375     1,069

      Total expenses                             176,357  185,958   (9,601)

INCOME FROM OPERATIONS                            85,233   71,392    13,840

OTHER INCOME:
 Allowance for equity funds used during
  construction (Note 2)                               7     1,114   (1,108)
 Other - Net                                       5,318    4,787       531

      Total other income                           5,325    5,902     (577)

INTEREST CHARGES:
 Interest on long-term debt                      25,578    25,590      (13)
 Other interest                                   2,612     1,289     1,323

      Total interest charges                     28,190    26,879     1,310

 Allowance for borrowed funds used
   during construction (Note 2)                 (1,132)     (835)     (298)

      Net interest charges                       27,057    26,045     1,013

INCOME BEFORE INCOME TAXES                       63,500    51,249    12,251

INCOME TAXES (Note 6)                            25,184    15,960     9,224

NET INCOME                                       38,316    35,290     3,026
 Dividends on preferred stock                     4,033     3,607       425

EARNINGS ON COMMON STOCK                      $  34,283  $ 31,682 $   2,601

AVERAGE COMMON SHARES
 OUTSTANDING (000)                               37,612    37,386       N/A
Earnings per share of common stock             $    0.91$    0.85  $    0.06
Dividends paid per share of common stock       $    0.93$    0.93 $    -

<F2>
The accompanying notes are an integral part of these statements.

IDAHO POWER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE TWELVE MONTHS ENDED JUNE 30, 1995 AND 1994

                                                Twelve Months Ended
                                                 June 30,         Increase
                                               1995     1994     (Decrease)
                                                  (Thousands of Dollars)
REVENUES (Notes 1 and 4)                      $ 547,898 $ 527,473 $  20,425

EXPENSES (Notes 1 and 4):
 Operation:
   Purchased power                               52,468    52,134       335
   Fuel expense                                  75,924    93,221  (17,297)
   Power cost adjustment                          3,448  (15,758)    19,206
   Other                                        125,092   119,861     5,231
 Maintenance                                     40,696    43,911   (3,215)
 Depreciation                                    61,751    59,373     2,379
 Taxes other than income taxes                   25,014    21,852     3,162

      Total expenses                            384,393   374,594     9,800

INCOME FROM OPERATIONS                          163,505   152,879    10,626

OTHER INCOME:
 Allowance for equity funds used during
  construction (Note 2)                             572     2,794   (2,222)
 Other - Net                                     11,012     9,564     1,447

      Total other income                         11,583    12,358     (775)

INTEREST CHARGES:
 Interest on long-term debt                      51,160    51,378     (217)
 Other interest                                   4,584     3,317     1,267

      Total interest charges                     55,744    54,695     1,049

 Allowance for borrowed funds used
   during construction (Note 2)                 (2,079)   (1,894)     (185)

      Net interest charges                       53,665    52,801       864

INCOME BEFORE INCOME TAXES                      121,423   112,436     8,987

INCOME TAXES                                     43,467    32,553    10,914

NET INCOME                                       77,956    79,883   (1,927)
 Dividends on preferred stock                     7,823     6,954       869

EARNINGS ON COMMON STOCK                      $  70,133 $  72,929 $ (2,796)

AVERAGE COMMON SHARES
 OUTSTANDING (000)                               37,612    37,141       N/A
Earnings per share of common stock            $    1.86 $    1.96 $  (0.10)
Dividends paid per share of common stock      $    1.86 $    1.86 $    -

<F3>
The accompanying notes are an integral part of these statements.

IDAHO POWER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS

                                                   June  30,    December 31,
                                                     1995           1994
                                                    (Thousands of Dollars)
ELECTRIC PLANT:
 In service (at original cost)                     $2,413,824  $2,383,898
   Accumulated provision for depreciation           (804,424)   (775,033)

    In service - Net                                1,609,400   1,608,865
 Construction work in progress                         55,954      46,628
 Held for future use                                    1,116       1,150

      Electric plant - Net                          1,666,470   1,656,643

INVESTMENTS AND OTHER PROPERTY                         17,374      18,034

CURRENT ASSETS:
 Cash and cash equivalents                              8,077       7,748
 Receivables:
   Customer                                            28,912      31,889
   Allowance for uncollectible accounts               (1,397)     (1,377)
   Notes                                                4,971       4,962
   Employee notes receivable                            5,420       5,444
   Other                                                5,596       4,316
 Accrued unbilled revenues (Note 1)                    23,776      29,115
 Materials and supplies (at average cost)              26,306      24,141
 Fuel stock (at average cost)                          14,194      11,310
 Prepayments                                           19,708      21,398
 Regulatory assets associated with income taxes         6,059       5,674

      Total current assets                            141,621     144,620

DEFERRED DEBITS:
 American Falls and Milner water rights                32,440      32,605
 Company owned life insurance                          49,525      49,510
 Regulatory assets associated with income taxes       176,682     179,311
 Regulatory assets - other                             64,046      67,713
   Other                                               42,400      43,380

      Total deferred debits                           365,093     372,519


      TOTAL                                        $2,190,558  $2,191,816
<F4>
The accompanying notes are an integral part of these statements.

IDAHO POWER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION & LIABILITIES

                                                    June  30,  December 31,
                                                      1995         1994
                                                    (Thousands of Dollars)
CAPITALIZATION (See Page 10):
 Common stock equity - $2.50 par value (shares
  authorized 50,000,000; shares outstanding
   June 30, 1995 - 37,612,351; December 31,
    1994 - 37,612,351)                             $  672,948  $  673,800
 Preferred stock (Note 5)                             132,325     132,456
 Long-term debt (Note 5)                              673,055     693,206

      Total capitalization                          1,478,328   1,499,462

CURRENT LIABILITIES:
 Long-term debt due within one year                    20,517         517
 Notes payable                                         62,100      55,000
 Accounts payable                                      20,062      32,063
 Taxes accrued                                         15,647      16,394
 Interest accrued                                      14,751      14,755
   Other                                               14,932      12,574

      Total current liabilities                       148,010     131,303

DEFERRED CREDITS:
 Accumulated deferred investment tax credits           71,507      71,593
 Accumulated deferred income taxes                    381,276     380,926
  Regulatory liabilities associated with income taxes  35,042      35,090
 Regulatory liabilities - other                           669         626
   Other                                               75,725      72,816

      Total deferred credits                          564,220     561,051

COMMITMENTS AND CONTINGENT LIABILITIES (Note 3)


      TOTAL                                        $2,190,558  $2,191,816

<F5>
The accompanying notes are an integral part of these statements.

IDAHO POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                        Six Months Ended
                                                            June 30,
                                                        1995        1994
                                                     (Thousands of Dollars)
OPERATING ACTIVITIES:
 Cash received from operations:
   Retail revenues                                   $228,900    $219,526
   Wholesale revenues                                  33,566      33,167
   Other revenues                                      10,772      11,276
 Fuel paid                                           (33,944)    (44,577)
 Purchased power paid                                (18,905)    (17,486)
 Other operation & maintenance paid                  (77,813)    (87,212)
  Interest paid (includes long and
    short-term debt only)                            (27,335)    (25,860)
 Income taxes paid                                   (23,494)    (11,750)
 Taxes other than income taxes paid                  (10,241)     (8,816)
 Other operating cash receipts and payments-Net       (5,251)     (6,604)
      Net cash provided by operating activities        76,255      61,664
FINANCING ACTIVITIES:
 Common stock issued                                      -        13,398
 Short-term borrowings - Net                            7,100      16,000
 Long-term debt retirement                               (34)        (33)
 Preferred stock retirement                              (66)       (122)
 Dividends on preferred stock                         (3,831)     (3,658)
 Dividends on common stock                           (34,992)    (34,615)
 Other sources                                          (809)         -
   Net cash - financing activities                   (32,632)     (9,030)
INVESTING ACTIVITIES:
 Additions to utility plant                          (41,154)    (54,061)
 Conservation                                         (3,472)     (2,980)
 Other                                                  1,332       1,839
      Net cash - investing activities                (43,294)    (55,202)
 Change in cash and cash equivalents                      329     (2,568)
 Cash and cash equivalents beginning of period          7,748       8,228
      Cash and cash equivalents end of period        $  8,077    $  5,660
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
 Net Income                                          $ 38,316    $ 35,290
 Adjustments to reconcile net income to net cash:
   Depreciation                                        33,110      31,560
   Deferred income taxes                                2,577       6,901
   Investment tax credit-Net                             (85)     (1,119)
   Allowance for funds used during construction       (1,139)     (1,949)
   Postretirement benefits funding (excl pensions)      (495)     (1,280)
   Changes in operating assets and liabilities:
    Accounts receivable                                11,647       6,618
    Fuel inventory                                   (10,834)     (2,503)
    Accounts payable                                  (1,513)       7,655
    Taxes payable                                       1,419       1,005
    Interest payable                                      833         790
   Other - Net                                          2,419    (21,304)
      Net cash provided by operating activities      $ 76,255    $ 61,664

<F6>
The accompanying notes are an integral part of these statements.

IDAHO POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED JUNE 30, 1995 AND 1994

                                                      Twelve Months Ended
                                                            June 30,
                                                        1995        1994
                                                     (Thousands of Dollars)
OPERATING ACTIVITIES:
 Cash received from operations:
   Retail revenues                                   $466,577    $431,065
   Wholesale revenues                                  62,509      74,212
   Other revenues                                      23,207      23,652
 Fuel paid                                           (83,897)    (90,920)
 Purchased power paid                                (64,011)    (45,700)
 Other operation & maintenance paid                 (162,375)   (170,186)
  Interest paid (includes long and
    short-term debt only)                            (53,851)    (52,047)
 Income taxes paid                                   (28,262)    (26,524)
 Taxes other than income taxes paid                  (23,123)    (21,829)
 Other operating cash receipts and payments-Net         3,459       2,265
      Net cash provided by operating activities       140,233     123,988
FINANCING ACTIVITIES:
 First mortgage bonds issued                              -        29,850
 PC bond fund requisitions/other long-term debt           -           140
 Common stock issued                                        4      26,996
 Preferred stock issued                                   -        24,781
 Short-term borrowings - Net                           42,100      19,860
 Long-term debt retirement                              (467)    (30,468)
 Preferred stock retirement                             (111)       (140)
 Dividends on preferred stock                         (7,737)     (7,020)
 Dividends on common stock                           (69,977)    (68,802)
 Other sources                                          (789)         -
   Net cash - financing activities                   (36,977)     (4,803)
INVESTING ACTIVITIES:
 Additions to utility plant                          (97,616)   (125,766)
 Conservation                                         (7,322)     (6,730)
 Other                                                  4,099      11,385
      Net cash - investing activities               (100,839)   (121,111)
 Change in cash and cash equivalents                    2,417     (1,926)
 Cash and cash equivalents beginning of period          5,660       7,586
      Cash and cash equivalents end of period        $  8,077    $  5,660
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
 Net income                                          $ 77,956    $ 79,883
 Adjustments to reconcile net income to net cash:
   Depreciation                                        61,751      59,373
   Deferred income taxes                                9,541      10,270
   Investment tax credit-Net                             (30)     (2,328)
   Allowance for funds used during construction       (2,651)     (4,688)
   Postretirement benefits funding (excl pensions)    (4,398)     (8,135)
   Changes in operating assets and liabilities:
    Accounts receivable                                 4,395       1,457
    Fuel inventory                                    (7,973)       2,301
    Accounts payable                                 (11,543)       6,433
    Taxes payable                                       7,710     (1,854)
    Interest payable                                    1,694       1,379
   Other - Net                                          3,781    (20,103)
      Net cash provided by operating activities      $140,233    $123,988

<F7>
The accompanying notes are an integral part of these statements.

IDAHO POWER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                          June 30,        December 31,
                                            1995              1994
                                            (Thousands of Dollars)
COMMON STOCK EQUITY:
 Common stock                          $   94,031         $   94,031
 Premium on capital stock                 362,896            363,063
 Capital stock expense                    (4,129)            (4,132)
 Retained earnings                        220,151            220,838
       Total  common  stock  equity       672,948   45.5%    673,800   44.9%
PREFERRED STOCK, cumulative, ($100
  par or stated value) (Note 5):
 4% preferred stock (authorized
   215,000; shares outstanding:
   1995-173,249; 1994-174,556)             17,325             17,456
 Serial preferred stock, authorized
   150,000 shares:
   7.68% Series, outstanding
     150,000 shares                        15,000             15,000
 Serial preferred stock, without
   par value, authorized 3,000,000
   shares:
    8.375% Series (authorized and
      outstanding 250,000 shares)         25,000              25,000
   Auction Rate Preferred Series A
     (authorized and outstanding
     500 shares)                          50,000              50,000
    7.07% Series (authorized and
      outstanding 250,000 shares)         25,000              25,000
      Total preferred stock              132,325    9.0      132,456    8.8
LONG-TERM DEBT (Note 5):
 First mortgage bonds:
   5 1/4% Series due 1996                 20,000*             20,000
   5.33 % Series due 1998                 30,000              30,000
   8.65 % Series due 2000                 80,000              80,000
   6.40 % Series due 2003                 80,000              80,000
   8    % Series due 2004                 50,000              50,000
   9.50 % Series due 2021                 75,000              75,000
   7.50 % Series due 2023                 80,000              80,000
   8 3/4% Series due 2027                 50,000              50,000
   9.52 % Series due 2031                 25,000              25,000
      Total first mortgage bonds         490,000             490,000
   *Amount due within one year          (20,000)                -
      Net first mortgage bonds           470,000             490,000
 Pollution control revenue bonds:
   5.90 % Series due 2003                 24,650*             24,650*
   6    % Series due 2007                 24,000              24,000
   7 1/4% Series due 2008                  4,360               4,360
   7 5/8% Series 1983-1984 due
     2013-2014                            68,100              68,100
   8.30 % Series 1984 due 2014            49,800              49,800
      Total pollution control
        revenue bonds                    170,910             170,910
   *Amount due within one year             (450)               (450)
      Net pollution control revenue
        bonds                            170,460             170,460
 REA Notes                                 1,734               1,768
   Amount due within one year               (67)                (67)
      Net REA Notes                        1,667               1,701
 American Falls bond guarantee            20,740              20,905
 Milner Dam note guarantee                11,700              11,700
 Unamortized premium/discount - Net      (1,513)             (1,560)
       Total long-term debt              673,055   45.5      693,206   46.2

TOTAL  CAPITALIZATION                 $1,478,328  100.0%  $1,499,462  100.0%

<F8>
The accompanying notes are an integral part of these statements.


IDAHO POWER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1.   SUMMARY OF ACCOUNTING POLICIES:

        Financial Statements
        In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the consolidated financial position as of June 30, 1995 and the consolidated results of operation for the three months, six months, and twelve months ended June 30, 1995 and 1994 and the consolidated cash flows for the six months and twelve months ended June 30, 1995 and 1994. These condensed financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which would be included in full year financial statements and, therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operation for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

   2.   ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFDC):

        The allowance, a non-cash item, represents the composite interest costs of debt, shown as a reduction to interest charges, and a return on equity funds, shown as an addition to other income, used to finance construction. While cash is not realized currently from such allowance, it is realized under the rate making process over the service life of the related property through increased revenues resulting from higher rate base and higher depreciation expense. Based on the uniform formula adopted by the Federal Energy Regulatory Commission, the Company's weighted average monthly AFDC rate for the six months ended June 30, 1995, was 6.2 percent and was 8.2 percent for the entire year of 1994.

   3.   COMMITMENTS AND CONTINGENT LIABILITIES:

        Commitments under contracts and purchase orders relating to the Company's program for construction and operation of facilities amounted to approximately $16.3 million at June 30, 1995. The commitments are generally revocable by the Company subject to reimbursement of manufacturers' expenditures incurred and/or other termination charges.

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

   4.   REGULATORY ISSUES:

        The Company has in place, in its Idaho jurisdiction, a Power Cost Adjustment (PCA) mechanism which allows Idaho's retail customer rates to be adjusted annually to reflect the Idaho share of forecasted net power supply costs. Deviations from forecasted costs are deferred with interest and then adjusted (trued-up) in the subsequent year. Changes due to better water conditions and milder weather have resulted in the Company currently recording a PCA credit of $5.8 million at June 30, 1995. The current balance is adjusted monthly as actual conditions are compared to the forecasted net power supply costs.

        In addition, the Company filed for temporary drought relief with the Oregon Public Utility Commission (OPUC). In response to the Company's application a $1.5 million increase was granted. The OPUC order continues an existing increase authorized in July 1993 (for 1992 drought relief) and will continue for approximately 34 months. The Company had deferred, with interest, increased power supply costs between May 1994 and December 31, 1994.

   5.   FINANCING:

        The Company currently has a $200,000,000 shelf registration statement which can be used for both First Mortgage Bonds (including Medium Term Notes) and Preferred Stock.

   6.   INCOME TAXES:

        The effective tax rate for the first six months of 1995 increased by approximately 8.6% up to 39.7% over the same period in 1994 as follows:

                                                  Amount       Rate
        Computed income taxes based on
          statutory federal income tax rate       $22,225     35.0%

        Changes in taxes resulting from:
            State income taxes                    3,853        6.0
            Net depreciation                      1,655        2.6
            Investment tax credits restored       (1,410)      (2.2)
            Repair allowance                      (932)        (1.5)
            Other miscellaneous                   (207)        (.2)

                 Net tax and rate                 $25,184      39.7%

     INDEPENDENT ACCOUNTANTS' REPORT


     Idaho Power Company
     Boise, Idaho


     We have reviewed the accompanying condensed consolidated balance sheets and statements of capitalization of Idaho Power Company and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of income for the three-, six- , and twelve-month periods ended June 30, 1995 and 1994 and consolidated statements of cash flows for the six- and twelve-month periods ended June 30, 1995 and 1994. The financial statements are the responsibility of the Company's management.

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


     DELOITTE & TOUCHE LLP
     Portland, Oregon
     July 31, 1995

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

The Company is primarily a hydro-based electric utility. Therefore, its operational results, like those of other utilities in the Northwest, are significantly affected by changing weather, precipitation, and streamflow conditions. In addition, the amount of energy used by general business consumers varies from season to season - and from month to month within each season - due primarily to seasonal weather. Non-firm (or off-system) energy sales also vary, by quarter and by year, as a result of varying hydro conditions and energy demand from other utilities. Operating costs fluctuate during periods when reductions in low-cost hydroelectric generating capability or a strong, non-firm energy market increase the Company's reliance on higher-cost thermal generation or purchases of power from other utilities.

The Power Cost Adjustment (PCA) mechanism, applied in the Company's Idaho jurisdiction, provides recovery for a major portion of those operating expenses that have the greatest potential for variation. With the PCA, the Company's operating and earnings per share results are more closely aligned with general regulatory, economic, and temperature-
related   weather  conditions,  and  are  less  dependent  on  variable precipitation and streamflow conditions.


Earnings Per Share and Book Value

Earnings per share of common stock were $0.41 for the quarter, the same as the second quarter of 1994. Year-to-date earnings per share were $0.91, an increase of $0.06 (7.1 percent). The twelve months ended June 30, 1995 yielded earnings of $1.86 per share, a decrease of $0.10 (5.1 percent) from the twelve months ended June 30, 1994. The twelve-month earnings represent a 10.4 percent earned return on year-end (June
30) common equity, compared to the 10.8 percent earned through June 30 last year. At June 30, 1995, the book value per share of common stock was $17.89, the same as a year ago.

At the July meeting, the Company's Board of Directors maintained the quarterly dividend at $0.465 per share ($1.86 annually. Recent decisions of the Idaho Public Utilities Commission (IPUC) on the Company's general revenue requirement case, together with the resulting low allowed return on common equity (ROE), have made it difficult for the Company to increase either retained earnings or book value. However, Idaho Power's management continues to look at all viable options for improving the Company's financial performance, including substantial reductions in expenditures, a review of customer programs, non-regulated growth initiatives, and all possible regulatory options (see Company Vision and Regulatory Initiative).


RESULTS OF OPERATIONS


Precipitation and Streamflows

Idaho Power analyzes precipitation and streamflow conditions based on their affect on Brownlee Reservoir, water source for the three Hells Canyon hydroelectric projects. In normal years, these three projects combine to produce about half of the Company's generated electricity.

The first six months of 1995 were characterized by above-normal precipitation. At June 1, 1995, the average snow water equivalent for the Snake River drainage above Brownlee Reservoir was 155 percent of the 30-year average, compared to 4 percent of average at this time last year. Reservoir storage above Brownlee is 86 percent of capacity this year, compared to 79 percent of capacity a year ago.

Streamflows into Brownlee result from a combination of precipitation, storage, and ground water conditions. At June 15, 1995, the Company estimates that 6.4 million acre-feet (MAF) of water will flow into Brownlee Reservoir during the normal April-July runoff period. This figure is approximately 133 percent of the 66-year median of 4.8 MAF.


Energy Requirements

The Company's total system energy requirements for the first six months of 1995 were supplied by the following sources: hydro generation (67 percent), thermal generation (25 percent), and purchased power and other interchanges (8 percent). This compares to a total system energy requirement of 46 percent hydro, 44 percent thermal, and 10 percent purchased power and other interchanges for the same period of 1994.

With precipitation, streamflows, and reservoir storage above average, the Company estimates that 56 percent of its 1995 energy requirements will come from hydro generation, 35 percent from thermal generation, and 9 percent from purchased power and other interchanges. Under normal conditions, the Company's hydro system would contribute approximately 58 percent, with thermal generation accounting for approximately 33 percent, and the remaining 9 percent coming from purchased power and other interchanges.


Economy

Idaho's economy continues to grow at a healthy pace. Non-agricultural employment and personal income growth have increased over the last year. However, recent statistics reflect a weakening in the pace of job creation. The monthly employment gains from year-ago levels reveal a slackening in the rate of growth, while remaining above national levels. Non-agricultural employment growth in 1995 and 1996 is expected to be in the range of 3.0 percent to 3.5 percent, rather than the average of 6.9 percent experienced in 1993 and 1994.


Regulatory Issues

Idaho Power filed an application with the Oregon Public Utility Commission (OPUC) seeking general rate relief of approximately $3.4 million. This figures equates to a 16.65 percent increase over base rates. In its application, the Company requested an 11.75 percent ROE. This is Idaho Power's first rate increase request in Oregon since 1985. The Company is asking to increase rates to reflect increased costs and expenses in its Oregon service area. A settlement hearing is scheduled for September of this year. The Company is unable to predict the outcome of this proceeding.

The OPUC granted a $1.5 million increase in response to the Company's application for temporary drought relief The OPUC order continues an existing increase authorized in July 1993 (for 1992 drought relief) and will continue for approximately 34 months. The Company had deferred, with interest, increased power supply costs between May 1994 and December 31, 1994.

On May 24, 1995, Idaho Power filed a rate proceeding with the IPUC to recover capital costs and related expenses associated with the construction of a 43.5 megawatt power plant at the Company's Twin Falls Dam, as well as for additional investments in its Swan Falls facility since the last rate case. The proposed increase is 1.5 percent. If approved, the rate increase will boost revenues by approximately $6.3 million annually. The IPUC has set hearings to commence August 14, 1995. The Company is unable to predict the outcome of this proceeding.

On  August  3,  1995  the Company filed a proposal with  the  IPUC  for
deferral   and  amortization  of  costs  associated  with  an  internal transformation process (see Company Vision and Regulatory Initiative).


Power Cost Adjustment

Since 1993, the IPUC has permitted Idaho Power to use a PCA mechanism in its Idaho jurisdiction. The PCA enables the Company to collect or to refund a portion of the difference between net power supply costs actually incurred and those allowed in the Company's base rates. At June 30, 1995, the Company had incurred $5.8 million less in power supply costs than projected in the 1995 PCA forecast. This amount has been deferred for possible future refund to customers. The current balance is adjusted monthly as actual conditions are compared to the PCA forecasted net power supply costs. The final cumulative amount will be included in the 1996 true-up adjustment. The Company filed its 1995 PCA application on April 14, 1995, requesting a decrease in the PCA rates for the Idaho jurisdiction. The approved decrease over last year's PCA adjustment was approximately $8.2 million or 1.9 percent. This figure includes last year's true-up.
Revenues

General  business revenues were down for the quarter ($2.9  million  or
2.6 percent), but were up for the first six months of 1995 ($3.6 million or 1.7 percent) and for the twelve months ended June 30, 1995 ($31.0 million or 7.2 percent).

The quarterly decrease reflects variances in customer usage due to 1995's cooler, milder weather, as compared to the second quarter of 1994. Residential revenues increased $5.9 million (16.5 percent). Large commercial sales rose $1.5 million (5.9 percent), while small commercial sales decreased $0.8 million (3.2 percent). Irrigation sales decreased $9.4 million (34.6 percent).

The same factors also affected the year-to-date increase in revenues. Revenue increases that would have occurred due to rate relief and a gain in customers were dampened by milder winter and spring temperatures that reduced residential loads for heating and cooling. The wet, cool spring also reduced irrigation loads when compared to 1994.

The increase for the twelve-month period represents strong economic growth in the Company's service territory, increases in new customers, energy usage patterns, and the recent rate increase in the Idaho jurisdiction. The total number of general business customers served rose by 10,816, a 3.3 percent increase over the same period last year.

Total sales for resale were up $4.7 million during the second quarter and $0.6 million for the year-to-date period, but were down $10.4 million for the twelve-month period. The increases reflect improved hydroelectric generation conditions in 1995, while the decrease reflects drought conditions on the Company's system in the last half of 1994.

When compared to the corresponding periods a year ago, total operating revenues rose $1.7 million (1.3 percent) for the second quarter of 1995, $4.2 million (1.7 percent) year-to-date, and $20.4 million (3.9 percent) for the twelve months ended June 30, 1995.


Expenses

Total operating expenses were down $4.6 million (6.3 percent) for the quarter and $12.2 million (8.5 percent) year-to-date, but were up $4.3 million (1.5 percent) for the twelve months ended June 30, 1995.

Purchased power expenses were lower for the three- and six-month periods by $9.3 million and $7.7 million respectively. These decreases reflect good hydroelectric conditions throughout the first six months of 1995. However, the decreases were tempered by economy purchases made while the market for off-system sales was soft during the first quarter. For the twelve-month period ended June 30, 1995, purchased power expenses were up by $0.3 million, primarily because of drought conditions in 1994.
Fuel expenses were lower for all three periods by $9.0 million, $19.0 million, and $17.3 million respectively. Again, these decreases reflect good hydroelectric conditions during 1995 and purchases of economy power during the first quarter. However, the twelve-month decrease was tempered by higher fuel costs during 1994 due to drought conditions.

Power Cost Adjustment expenses were up $14.6 million, $15.5 million, and $19.2 million for the three-, six-, and twelve-month periods respectively, reflecting the change as the Company went from higher power supply costs (due to drought conditions) to lower power supply costs (due to better hydro conditions). Deferral of deviations from forecasted costs decreased PCA expenses in 1994, while raising them in 1995.

All other operation and maintenance expenses were down $1.0 million for the second quarter and $1.0 million year-to-date. However, they rose $2.0 million for the twelve-month period. Accruals for post-retirement expenses, pension expenses, and conservation program amortization all increased due to the outcome of the recent Idaho revenue requirements case, but were largely offset by reduced thermal operation and maintenance expenses.

Total interest costs increased $0.8 million, $1.3 million, and $1.0 million for the three-, six-, and twelve-month periods respectively. These increases reflect an increase in the amount of short-term borrowings. Income taxes increased for all periods reported due to changes in pre-tax income, prior year adjustments, and increased deferred taxes in 1995. Depreciation expense increased as a result of greater plant investment.


IDACORP, Inc.

IDACORP, Inc., a wholly-owned subsidiary of Idaho Power, is participating in a Boise affordable housing development that gives the subsidiary a return on its investment by reducing the amount of federal income taxes Idaho Power pays annually. The project is guaranteed a return on investment through tax credits and tax depreciation benefits. The subsidiary anticipates that it will sell its interest in the project after 15 years.


LIQUIDITY AND CAPITAL RESOURCES


Cash Flow

For the six months ended June 30, 1995, the Company generated $76.3 million in net cash from operations. After deducting for both common and preferred dividends, net cash generation from operations provided approximately $37.4 million for the Company's construction program and other capital requirements. This figure equates to a 60.0 increase from the same period of 1994.

Cash Expenditures

The Company estimates that its cash construction program for 1995 will require approximately $85 million. This estimate is subject to revision in light of changing economic, regulatory, and environmental factors and conservation policies. Approximately $41.2 million was expended for construction during the first six months of 1995.

The Company's primary financial commitments and obligations are related to contracts and purchase orders associated with the ongoing construction program and are expected to be financed using both internally generated funds and externally financed capital to the extent required. Although the Company has regulatory approval to incur up to $150 million of bank borrowings, it presently maintains lines of credit with various banks aggregating $90 million. The Company may use these lines of credit to finance a portion of its construction program on an interim basis. At June 30, 1995, the Company had short-term borrowings of $62.1 million.


Financing Program

Idaho Power has on file a shelf registration statement for the issuance of first mortgage bonds and/or preferred stock with a total aggregate principal amount not to exceed $200 million.

The Company's current objective is to maintain capitalization ratios of approximately 45 percent common equity, 8 to 10 percent preferred stock, and the balance in long-term debt. The Company's strategy is to achieve this target structure primarily through accumulated earnings and the issuance of new equity, if necessary. For the twelve-month period ended June 30, 1995, the Company's consolidated pre-tax interest coverage was 3.18 times.


Construction Program

In July 1995, the Company completed testing of the new expansion turbine at its Twin Falls Hydroelectric Project, and the unit was declared available for commercial operation. This expansion project added 43.5 megawatts of capacity to the Company's generation system.

In addition, the Company continues to explore the economic feasibility of constructing the Southwest Intertie Project (SWIP). The Bureau of Land Management (BLM) completed the Final Environmental Impact Statement/Proposed Plan Amendment for the SWIP with a Record of Decision and Right of Way Grant issued in December 1994. Idaho Power and the BLM are working on a detailed site-specific construction, operation, and maintenance plan aimed at mitigating the environmental impact of the project. The Company anticipates sending participation packages to potential owners of capacity on the SWIP line in August 1995. Interested parties will have 30 days to execute memoranda of agreement and another 60 days to exercise their option by reimbursing Idaho Power for a proportional share of the $8.5 million that the Company has spent developing the project to date. Final agreements should be in place by the end of November. The owners will then collectively determine how to proceed.

The Company is framing SWIP as an open-access transmission opportunity for participants, in line with the FERC's mega-Notice of Proposed Rulemaking (NOPR). SWIP will promote non-discriminatory transmission services. Idaho Power intends to retain up to a 20 percent ownership in the line.


Salmon Recovery Plan

Work continues on the development of a comprehensive and scientifically credible plan to ensure the long-term survival of anadromous fish runs on the Columbia and Lower Snake Rivers. The Company fully supports and actively participates in this regional effort.

Pending completion of a final recovery plan by the National Marine Fisheries Service (NMFS), the U.S. Army Corps of Engineers and other governmental agencies operating federally-owned dams and reservoirs on the Snake and Columbia Rivers have consulted the NMFS each year regarding federal system operations. The NMFS released its "Proposed Recovery Plan for Snake River Salmon" (Recovery Plan) on March 20, 1995. The NMFS originally set a July 17, 1995 deadline for public comment on the proposed Recovery Plan, but recently announced an extension through August 1995. The Company is reviewing the proposed Recovery Plan and will make comments, if appropriate. The Recovery Plan includes the 1995 Biological Opinion, which provides for 427,000 acre-feet of water from the Upper Snake and 237,000 acre-feet of water from Brownlee Reservoir.

Snake River Mollusks

As a part of its federal hydro relicensing process, Idaho Power obtained a permit from the U.S. Fish and Wildlife Service to study five species of endangered Snake River snails. The Company's biologists will conduct this study over the next three years, focusing on potential snail habitat in the middle Snake River. The Company anticipates gaining a scientific insight into how or if these snails are affected by a variety of factors, including hydropower production, water quality, and irrigation run-off. The study will review how these and other factors influence the status of the various colonies and their respective habitats.


Company Vision and Regulatory Initiative

The future of the electric utility industry will be characterized by competition - the right of customers to choose their own electric service provider. To remain successful, the Company must continue to provide value to its shareholders in the face of this new competitive environment. This value will be derived from different sources:
selective and efficient use of capital; an enhanced customer orientation; and innovative, efficient operations. Because prices for power will be determined more by market forces and less by regulatory administration, the Company must be very selective and efficient in the use and allocation of capital. Such capital will be invested for the purposes of improving and expanding the core business, developing new opportunities beyond the current service territory, and continuing the development of non-regulated opportunities consistent with core competencies.

Based on this vision and the Company's efforts to increase shareholder and customer value Idaho Power is transforming its operations to improve both efficiency and customer service. Teams of employees are redesigning work processes, and these improved processes are already being implemented in some areas. This redesign effort will continue at least through 1996.

To accommodate this effort and to implement its vision, the Company filed a new regulatory proposal with the IPUC on August 3, 1995 after discussions with customer groups and the IPUC staff. The proposal allows for the deferral and amortization of one-time costs associated with the Company's internal transformation process (e.g., severance costs). Furthermore, the proposal provides for a general rate freeze through the end of 1998 and would allow for the accelerated amortization of deferred investment tax credits, as necessary, to provide a return on common equity of 11.5 percent. The rate freeze provides obvious value to customers by retaining the Company's current low rates. It would also allow the Company to transform its operations, pursue growth initiatives, and retain a portion of the benefits thereof until the expiration of the rate freeze as well as provide for a sharing of benefits between shareholders and ratepayers of any earnings above a 12.5 percent return on common equity. The accelerated amortization of deferred investment tax credits, if necessary, would give the Company time to pursue and implement its efficiency and growth initiatives with the assurance of at least a reasonable level of financial performance without the need to change customer prices.

Through this process, Idaho Power is attempting to forge a new partnership with its customers and is attempting to move away from the adversarial and contentious relationship fostered by the traditional ratemaking process. The Company's low rate structure provides a competitive advantage to businesses in its service territory and enhances residential customers' standard of living by consuming a relatively smaller portion of their incomes. These benefits can best be maintained by a financially healthy and viable Idaho Power Company. The Company is stressing the commonality of our interests in its conversations with customers.


Postemployment Benefits

The Company announced the plans for a voluntary and involuntary separation package that was developed in the event of workforce reductions due to Company reorganization efforts. The package includes compensation based on years of service and addresses medical benefits and transition services. The separation package will be effective July 1, 1995 for those business units ready to implement their respective reorganization plans. The Company reorganization will be by individual department. As each department announces its reorganization, any affected employees will have 60 days to accept the voluntary package. In accordance with Financial Accounting Standards No. 88, the obligation will be recorded after the employees have either accepted the voluntary package or have been notified that they will be terminated under the involuntary package.


Industry Changes

The FERC has granted approval to the formation of an association of western electric power suppliers and buyers including Idaho Power. This association organized with the intent to provide each other with comparable electricity transmission services.

The Company is a charter member of the new organization, called the Western Regional Transmission Association (WRTA). The WRTA is the first group of its kind in the United States and is indicative of changes forthcoming in the electric utility industry.

The primary purpose of the WRTA will be to facilitate open access to transmission services and to resolve related disputes. These concerns are among the fundamental issues being addressed as the electric utility industry becomes more competitive and less regulated in accordance with the National Energy Policy Act of 1992.

The 43 members of the WRTA own about 70 percent of the transmission system in the United States portion of the Western Systems Coordinating Council.


Accounting Issue

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective in 1996. This standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized if the sum of the estimated future undiscounted cash flows to be generated by an asset is less than its carrying value. The amount of the loss would be based on a comparison of book value to fair value. SFAS No. 121 also amends SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," to require write-off of a regulatory asset if it is no longer probable that future revenues will recover the cost of the asset. SFAS No. 121 does not impact the Company at this time. However, it will be reviewed on an ongoing basis.


FERC Proposed Rule

On March 29, 1995, the FERC issued a NOPR on Open-Access Non-Discriminatory Transmission Services by Public and Transmitting Utilities and a supplemental NOPR on Recovery of Stranded Costs. These NOPRs would require utilities owning transmission lines to file non-discriminatory rates available to all buyers and sellers of electricity, would require utilities to use that tariff for their own wholesale sales and purchases, and would allow utilities to recover stranded costs.

Idaho Power is evaluating the NOPRs to determine their potential impacts on the Company and its customers. In addition, the Company is preparing an open-access transmission tariff for its existing transmission facilities. Comments on the NOPR are due by August 7, 1995. It is anticipated that the final rules could take effect in early 1996.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The Company is a defendant in a Superfund case entitled United States of America vs. Pacific Hide & Fur Depot, et al., Civil No. 83-4062, pending in the United States District Court for the District of Idaho. The suit involves PCB and PCB/lead contamination at a scrap metal/recycling facility near Pocatello, Idaho. The Company entered into a Partial Consent Decree which was signed by the District Judge on September 26, 1989, wherein the Company agreed to remediate PCBs at the site. Prior to remediation, EPA notified the Company of the discovery of lead and other metals contamination at levels of concern at the site. Remediation activities were completed on October 21, 1992.

A Certification of Completion for the Operable Unit Remedial Action dated March 31, 1993, was issued by EPA to the Company. On August 30, 1993, Notice of the Lodging of an Amended Partial Consent Decree was published in the Federal Register establishing a period for public comment.

Pursuant to the Request for Public Comment, a number of Potentially Responsible Parties involved with the lead contamination at the site filed objections to the proposed Amended Partial Consent Decree. The objections generally contend that the government's information relating to the Company's contribution to the lead contamination at the site is erroneous, and that the Company's remedial efforts and related costs are is disproportionately low in relation to its liability. On November 19, 1993, the Company provided the Department of Justice with its responses to the objections.

The Amended Partial Consent Decree was lodged with U. S. District Court for the District of Idaho on December 12, 1994, along with EPA's Motion to Enter. The Amended Partial Consent Decree provides that the Company is protected against any and all claims for contribution by other PRPs, both as to the PCB and lead contamination.

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

On May 5, 1995, the Federal Magistrate entered a Report and Recommendation to the District Judge wherein it was recommended that the government's Motion for Entry of the Amended Partial Consent Decree be granted. On May 18, 1995, the PRP group associated with lead contamination filed objections to the Magistrate's recommendations. The government filed its responses to the objections on May 31, 1995. The Company believes that the objections filed by the PRP are without merit.

This matter has been previously reported in Form 10-K dated March 9, 1989, March 8, 1990, March 14, 1991, March 16, 1992, March 12, 1993, March 10,
1994, March 9, 1995, and other reports filed with the Commission.

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

The case was assigned to a Federal Judge in the Eastern District of Washington. The trial date is set for spring 1996.

On October 6, 1994, the Company brought an action, Idaho Power Company v. Monsanto Company, et al., in the District Court of the Fourth Judicial
District of the State of Idaho, against Monsanto Company, General Electric Company, Westinghouse Electric Corporation, Schlumberger Industries, Inc., McGraw-Edison Company, Asea Brown Boveri, Inc., and Cooper Industries, Inc. The Complaint alleges fraudulent misrepresentation or omission of material facts, and/or knowing failure to warn Idaho Power Company of the hazards of polychlorinated biphenyls (PCBs), in connection with the sale, service, replacement, maintenance and/or removal of electrical equipment utilizing or contaminated with PCBs. The case has been removed to the United States District Court for the District of Idaho and is still in an early stage. Discovery has not yet commenced, and no trial date has been set.

The defendants moved to dismiss the Company's Complaint for failure to state a claim and failure to aver fraud or mistake with particularity as required by Rule 9(b). At a hearing in May 1995 on defendants' motions, the court granted the Company's motion for time to amend its Complaint to meet the requirements of Rule 9(b). The Amended Complaint was filed on June 30, 1995.

Item 4. Submission of Matters to a Vote of Security Holders

        (a) Regular annual meeting of the Company's stockholders, held May 3, 1995 in Twin Falls, Idaho.

        (b)  Directors elected at the meeting for a three-year term:
                Robert D. Bolinder
                Jon H. Miller
                Gene C. Rose
                Phil Soulen

             Director elected for 2 year term:
                Joseph W. Marshall

             Continuing Directors:
                Larry R. Gunnoe           Jack K. Lemley
                Peter T. Johnson          Evelyn Loveless
                Roger L. Breezley         Peter S. O'Neill
                John B. Carley

        (c)(1)a)To elect five Director Nominees; and
              b) To  ratify  the  selection of Deloitte &  Touche  (D&T)  as independent auditors for the fiscal year ending December 31, 1995.

           (2)   Director Nominees

           Class of Stock     For           Withhold      Total Voted

           Common             32,843,889    756,838       33,600,727
           4% Preferred        2,475,404     57,480        2,532,884
           7.68% Preferred       134,474      1,365          135,839
               Total          35,453,767    815,683       36,269,450

           Proposal to Ratify Selection of D&T as Independent Auditors

            Class of Stock    For        Against   Abstain   Total Voted

            Common            32,848,357  399,574   352,796   33,600,727
            4% Preferred       2,451,304   42,300    39,280    2,532,884
            7.68% Preferred      134,414       25     1,400      135,839
                 Total        35,434,075  441,899   393,476   36,269,450


           (3)   Election of Directors

           Name                 Votes For         Votes Withheld

           Robert D. Bolinder   35,486,024        783,426
           Jon H. Miller        35,480,767        788,683
           Gene C. Rose         35,508,184        761,266
           Phil Soulen          35,503,473        765,977
           Joseph W. Marshall   35,453,767        815,683

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits:

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

*10(iii)     33-65720     10(a)        Letter Agreement, dated
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

10(n)(i)1    1-3198       10(n)(i)     The   Revised  Security  Plans  for
             Form 10-K                 Senior  Management  Employees   and
             for 1994                  for    Directors-a   non-qualified,
                                       deferred     compensation      plan
                                       effective November 30, 1994.

10(n)(ii)1   1-3198       10(n)(ii)    The   Executive  Annual   Incentive
             Form 10-K                 Plan    for    senior    management
             for 1994                  employees   effective  January   1,
                                       1995.

10(n)(iii)1  1-3198       10(n)(iii)   The  1994 Restricted Stock Plan for
             Form 10-K                 officers    and   key    executives
             for 1994                  effective July 1, 1994.

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
__________________
1 Compensatory Plan



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


12                                     Statement   Re:    Computation   of
                                       Ratio    of   Earnings   to   Fixed
                                       Charges.

12(a)                                  Statement   Re:    Computation   of
                                       Supplemental Ratio of  Earnings  to
                                       Fixed Charges.



12(b) Statement Re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements.


12(c) Statement Re: Computation of Supplemental Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements.


15                                     Letter   re:   unaudited   interim
                                       financial information.

27                                     Financial Data Schedule



        (b) Reports on Form 8-K. No reports on Form 8-K were filed for the three months ended June 30, 1995.


*Previously Filed and Incorporated Herein By Reference.



SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     IDAHO POWER COMPANY
                                     (Registrant)



Date  August 4, 1995      By:   /s/  J LaMont Keen
                                     J LaMont Keen
                                     Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)



Date  August 4, 1995      By:   /s/  Harold J Hochhalter
                                     Harold J Hochhalter
                                     Controller
                                     (Principal Accounting Officer)