Form 10-Q
period 1995-09-30
IDAHO POWER CO
filed 1995-11-03
CIK 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1995

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

           Number of shares of Common Stock, $2.50 par value, outstanding as of October 31, 1995 is 37,612,351.




                             IDAHO POWER COMPANY

                                    Index




  Part I.  Financial Information:                                 Page No

  Item 1.  Financial Statements

     Consolidated Statements of Income - Three Months,
      Nine Months, and Twelve Months Ended September 30,
      1995 and 1994                                              3-5

     Consolidated Balance Sheets - September 30, 1995
      and December 31, 1994                                      6, 7

     Consolidated Statements of Cash Flows -
      Nine Months and Twelve Months Ended September 30,
      1995 and 1994                                              8, 9

     Consolidated Statements of Capitalization -
      September 30, 1995 and December 31, 1994                   10

     Notes to Consolidated Financial Statements                  11-13

     Report on Review by Independent Accountants                 14

  Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                      15-23

  Part II.  Other Information:

  Item 1.  Legal Proceedings                                     24-25
  Item 6.  Exhibits and Reports on Form 8-K                      26-33

  Signatures                                                     34

                       PART I - FINANCIAL INFORMATION
                             IDAHO POWER COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


Item 1. Financial Statements
                                                      Three Months Ended
                                                  September 30,    Increase
                                                  1995      1994  (Decrease)
                                                     (Thousands of Dollars)
REVENUES (Notes 1 and 4)                        $148,726  $151,031  $(2,305)

EXPENSES (Notes 1 and 4):
 Operation:
   Purchased power                               24,027    28,576   (4,549)
   Fuel expense                                  16,527    28,679  (12,152)
   Power cost adjustment                            961   (3,729)    4,690
   Other                                         29,225    30,550   (1,325)
 Maintenance                                      9,345    11,081   (1,736)
 Depreciation                                    17,033    16,101      932
 Taxes other than income taxes                    5,971     6,163     (192)

      Total expenses                            103,089   117,422  (14,333)

INCOME FROM OPERATIONS                           45,637    33,609   12,027

OTHER INCOME:
 Allowance for equity funds used during
  construction (Note 2)                             (23)      438     (460)
 Other - Net                                      4,747     3,619    1,128

      Total other income                          4,724     4,056      668

INTEREST CHARGES:
 Interest on long-term debt                      12,787    12,793       (7)
 Other interest                                   1,409       942      467

      Total interest charges                     14,196    13,735      460

 Allowance for borrowed funds used
   during construction (Note 2)                     (48)     (509)     461

      Net interest charges                       14,148    13,226      922

INCOME BEFORE INCOME TAXES                       36,214    24,440   11,774

INCOME TAXES                                     12,442     8,150    4,291
NET INCOME                                       23,772    16,289    7,482
 Dividends on preferred stock                     1,976     1,862      114

EARNINGS ON COMMON STOCK                        $21,796   $14,427  $ 7,369

AVERAGE COMMON SHARES
 OUTSTANDING (000)                               37,612    37,612      N/A
Earnings per share of common stock              $  0.58   $  0.38  $  0.20
Dividends paid per share of common stock        $ 0.465   $ 0.465  $    -

The accompanying notes are an integral part of these statements.

                             IDAHO POWER COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                                Nine Months Ended
                                                  September 30,     Increase
                                                  1995      1994   (Decrease)
                                                     (Thousands of Dollars)

REVENUES (Notes 1 and 4)                       $410,316  $408,382  $ 1,934

EXPENSES (Notes 1 and 4):
 Operation:
   Purchased power                               41,419    53,717  (12,297)
   Fuel expense                                  39,638    70,754  (31,116)
   Power cost adjustment                          7,972   (12,242)  20,214
   Other                                         93,515    93,077      437
 Maintenance                                     28,345    32,875   (4,530)
 Depreciation                                    50,143    47,661    2,482
 Taxes other than income taxes                   18,415    17,538      876

      Total expenses                            279,446   303,380  (23,934)

INCOME FROM OPERATIONS                          130,870   105,002   25,868

OTHER INCOME:
 Allowance for equity funds used during
  construction (Note 2)                            (16)     1,552   (1,568)
 Other - Net                                     10,065     8,406    1,659

      Total other income                         10,049     9,958       91

INTEREST CHARGES:
 Interest on long-term debt                      38,364    38,384      (19)
 Other interest                                   4,021     2,231    1,790

      Total interest charges                     42,385    40,615    1,771

 Allowance for borrowed funds used
  during construction (Note 2)                   (1,180)   (1,344)     164

      Net interest charges                       41,205    39,271    1,934

INCOME BEFORE INCOME TAXES                       99,714    75,689   24,024

INCOME TAXES (Note 6)                            37,626    24,110   13,516

NET INCOME                                       62,088    51,579   10,509
 Dividends on preferred stock                     6,009     5,470      539

EARNINGS ON COMMON STOCK                        $56,079   $46,109  $ 9,970

AVERAGE COMMON SHARES
 OUTSTANDING (000)                               37,612    37,461      N/A
Earnings per share of common stock              $  1.49   $  1.23  $  0.26
Dividends paid per share of common stock        $ 1.395   $ 1.395  $     -

The accompanying notes are an integral part of these statements.

                             IDAHO POWER COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
           FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                             Twelve Months Ended
                                                    September 30,   Increase
                                                  1995      1994   (Decrease)
                                                     (Thousands of Dollars)
REVENUES (Notes 1 and 4)                       $545,592  $543,927  $ 1,665

EXPENSES (Notes 1 and 4):
 Operation:
   Purchased power                               47,919    59,400  (11,481)
   Fuel expense                                  63,772    99,948  (36,176)
   Power cost adjustment                          8,138   (16,022)  24,160
   Other                                        123,767   122,533    1,233
 Maintenance                                     38,960    43,678   (4,718)
 Depreciation                                    62,684    59,937    2,746
 Taxes other than income taxes                   24,822    22,250    2,571

      Total expenses                            370,060   391,724   21,664

INCOME FROM OPERATIONS                          175,532   152,203   23,329

OTHER INCOME:
 Allowance for equity funds used during
  construction (Note 2)                             112     2,444   (2,332)
 Other - Net                                     12,140     9,641    2,499

      Total other income                         12,252    12,084      167

INTEREST CHARGES:
 Interest on long-term debt                      51,154    51,179      (26)
 Other interest                                   5,051     3,681    1,370

      Total interest charges                     56,205    54,860    1,345

 Allowance for borrowed funds used
  during construction (Note 2)                   (1,618)   (1,914)     297

      Net interest charges                       54,587    52,946    1,641

INCOME BEFORE INCOME TAXES                      133,197   111,342   21,855

INCOME TAXES                                     47,758    31,596   16,162

NET INCOME                                       85,439    79,746    5,693
 Dividends on preferred stock                     7,937     7,251      686

EARNINGS ON COMMON STOCK                        $77,502   $72,495  $ 5,007

AVERAGE COMMON SHARES
 OUTSTANDING (000)                               37,612    37,348      N/A
Earnings per share of common stock              $  2.06   $  1.94  $  0.12
Dividends paid per share of common stock        $  1.86   $  1.86  $    -

The accompanying notes are an integral part of these statements.


                             IDAHO POWER COMPANY
                         CONSOLIDATED BALANCE SHEETS
                                   ASSETS


                                                  September 30, December 31,
                                                      1995         1994
                                                     (Thousands ofDollars)
ELECTRIC PLANT:
 In service (at original cost)                      $2,466,589   $2,383,898
   Accumulated provision for depreciation             (819,371)    (775,033)

    In service - Net                                 1,647,218    1,608,865
 Construction work in progress                          18,121       46,628
 Held for future use                                     1,106        1,150

      Electric plant - Net                           1,666,446    1,656,643

INVESTMENTS AND OTHER PROPERTY                          17,891       18,034

CURRENT ASSETS:
 Cash and cash equivalents                               7,645        7,748
 Receivables:
   Customer                                             32,720       31,889
   Allowance for uncollectible accounts                 (1,397)      (1,377)
   Notes                                                 5,142        4,962
   Employee notes receivable                             5,224        5,444
   Other                                                 3,991        4,316
 Accrued unbilled revenues (Note 1)                     21,638       29,115
 Materials and supplies (at average cost)               25,691       24,141
 Fuel stock (at average cost)                           11,931       11,310
 Prepayments                                            21,292       21,398
 Regulatory assets associated with income taxes          5,545        5,674

      Total current assets                             139,422      144,620

DEFERRED DEBITS:
 American Falls and Milner water rights                 32,440       32,605
 Company owned life insurance                           53,828       49,510
 Regulatory assets associated with income taxes        203,133      179,311
 Regulatory assets - other                              66,954       67,713
 Other                                                  42,273       43,380

      Total deferred debits                            398,629      372,519


      TOTAL                                         $2,222,387   $2,191,816



The accompanying notes are an integral part of these statements.


                             IDAHO POWER COMPANY
                         CONSOLIDATED BALANCE SHEETS
                        CAPITALIZATION & LIABILITIES


                                                  September 30, December 31,
                                                     1995          1994
                                                   (Thousands of Dollars)
CAPITALIZATION (See Page 10):
 Common stock equity - $2.50 par value (shares
  authorized 50,000,000; shares outstanding
   September 30, 1995 - 37,612,351; December 31,
    1994 - 37,612,351)                              $ 659,824    $673,800
 Preferred stock (Note 5)                             132,206     132,456
 Long-term debt (Note 5)                              672,611     693,206

      Total capitalization                          1,464,641   1,499,462

CURRENT LIABILITIES:
 Long-term debt due within one year                    20,517         517
 Notes payable                                         51,000      55,000
 Accounts payable                                      27,117      32,063
 Taxes accrued                                         19,906      16,394
 Interest accrued                                      14,238      14,755
 Other                                                 35,938      12,574

      Total current liabilities                       168,716     131,303

DEFERRED CREDITS:
 Accumulated deferred investment tax credits           71,414      71,593
 Accumulated deferred income taxes                    405,843     380,926
 Regulatory liabilities associated with income taxes   35,036      35,090
 Regulatory liabilities - other                           668         626
 Other                                                 76,069      72,816

      Total deferred credits                          589,029     561,051

COMMITMENTS AND CONTINGENT LIABILITIES (Note 3)


      TOTAL                                        $2,222,387  $2,191,816


The accompanying notes are an integral part of these statements.


                             IDAHO POWER COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                                       Nine Months Ended
                                                           September 30,
                                                        1995         1994
OPERATING ACTIVITIES:                                (Thousands of Dollars)
 Cash received from operations:
   Retail revenues                                   $358,372     $353,054
   Wholesale revenues                                  43,406       45,586
   Other revenues                                      17,262       17,797
 Fuel paid                                            (45,301)     (70,261)
 Purchased power paid                                 (39,514)     (48,302)
 Other operation & maintenance paid                  (119,445)    (133,041)
 Interest paid (includes long & short-term debt only) (41,363)     (39,545)
 Income taxes paid                                    (31,814)     (16,114)
 Taxes other than income taxes paid                   (12,425)     (10,713)
 Other operating cash receipts and payments-Net        (4,360)      (1,712)
      Net cash provided by operating activities       124,818       96,749
FINANCING ACTIVITIES:
 Common stock issued                                       -        13,402
 Short-term borrowings - Net                           (4,000)      27,600
 Long-term debt retirement                               (502)        (449)
 Preferred stock retirement                              (135)        (150)
 Dividends on preferred stock                          (5,875)      (5,542)
 Dividends on common stock                            (52,482)     (52,105)
 Other sources                                           (791)           5
   Net cash - financing activities                    (63,785)     (17,239)
INVESTING ACTIVITIES:
 Additions to utility plant                           (59,702)     (81,684)
 Conservation                                          (4,589)      (4,942)
 Other                                                  3,155        4,277
      Net cash - investing activities                 (61,136)     (82,349)
 Change in cash and cash equivalents                     (103)      (2,839)
 Cash and cash equivalents beginning of period          7,748        8,228
      Cash and cash equivalents end of period          $7,645       $5,389
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
 Net Income                                           $62,088      $51,579
 Adjustments to reconcile net income to net cash:
   Depreciation                                        50,143       47,661
   Deferred income taxes                                6,664       12,568
   Investment tax credit-Net                             (179)      (1,496)
   Allowance for funds used during construction        (1,164)      (2,896)
   Postretirement benefits funding (excl pensions) (3,508) (5,419) Changes in operating assets and liabilities:
    Accounts receivable                                 8,724        8,055
    Fuel inventory                                     (5,663)         492
    Accounts payable                                    1,906        5,415
    Taxes payable                                       5,353        3,777
    Interest payable                                      986          792
   Other - Net                                           (532)     (23,779)
      Net cash provided by operating activities      $124,818      $96,749

The accompanying notes are an integral part of these statements.


                             IDAHO POWER COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                      Twelve Months Ended
                                                          September 30,
                                                          1995      1994
OPERATING ACTIVITIES:                                (Thousands of Dollars)
 Cash received from operations:
   Retail revenues                                   $462,520     $450,052
   Wholesale revenues                                  59,930       72,419
   Other revenues                                      23,177       23,565
 Fuel paid                                            (69,570)    (100,411)
 Purchased power paid                                 (53,804)     (57,060)
 Other operation & maintenance paid                  (158,179)    (170,000)
 Interest paid (includes long & short-term debt only) (54,194)     (52,378)
 Income taxes paid                                    (32,218)     (27,198)
 Taxes other than income taxes paid                   (23,410)     (21,752)
 Other operating cash receipts and payments-Net          (541)       5,932
      Net cash provided by operating activities        153,711     123,169
FINANCING ACTIVITIES:
 Common stock issued                                         -      20,250
 Short-term borrowings - Net                            19,400      31,385
 Long-term debt retirement                                (518)    (30,465)
 Preferred stock retirement                               (152)       (160)
 Dividends on preferred stock                           (7,898)     (7,319)
 Dividends on common stock                             (69,977)    (69,248)
 Other sources                                            (775)          4
   Net cash - financing activities                     (59,920)    (55,553)
INVESTING ACTIVITIES:
 Additions to utility plant                            (88,541)   (119,858)
 Conservation                                           (6,477)     (6,962)
 Other                                                   3,483      11,016
      Net cash - investing activities                  (91,535)   (115,804)
 Change in cash and cash equivalents                     2,256     (48,188)
 Cash and cash equivalents beginning of period           5,389      53,577
      Cash and cash equivalents end of period           $7,645      $5,389
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
 Net Income                                            $85,439     $79,746
 Adjustments to reconcile net income to net cash:
   Depreciation                                         62,684      59,937
   Deferred income taxes                                 7,962      12,269
   Investment tax credit-Net                               253      (2,719)
   Allowance for funds used during construction         (1,729)     (4,358)
   Postretirement benefits funding (excl pensions) (3,271) (5,336) Changes in operating assets and liabilities:
    Accounts receivable                                     35       2,108
    Fuel inventory                                      (5,798)       (463)
    Accounts payable                                    (5,885)      2,340
    Taxes payable                                        8,872      (4,622)
    Interest payable                                     1,845       1,253
   Other - Net                                           3,304     (16,986)
      Net cash provided by operating activities       $153,711    $123,169

The accompanying notes are an integral part of these statements.


                             IDAHO POWER COMPANY
                  CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                               September 30,   December 31,
                                                   1995            1994
                                                  (Thousands of Dollars)
COMMON STOCK EQUITY:
 Common stock                                 $94,031           $94,031
 Premium on capital stock                     362,944           363,063
 Capital stock expense                         (4,127)           (4,132)
 Retained earnings                            206,976           220,838
      Total common stock equity               659,824  45.1%    673,800  44.9%
PREFERRED STOCK, cumulative, ($100 par or stated value) (Note 5):
 4% preferred stock (authorized 215,000; shares
   outstanding: 1995-172,063; 1994-174,556)    17,206            17,456
 Serial preferred stock, authorized 150,000 shares:
   7.68% Series, outstanding 150,000 shares    15,000            15,000
 Serial preferred stock, without par value,
   authorized 3,000,000 shares:
   8.375% Series (authorized and
     outstanding 250,000 shares)               25,000            25,000
   Auction Rate Preferred Series A
     (authorized and outstanding 500 shares)   50,000            50,000
   7.07% Series (authorized and
     outstanding 250,000 shares)               25,000            25,000
      Total preferred stock                   132,206  9.0      132,456  8.8
LONG-TERM DEBT (Note 5):
 First mortgage bonds:
   5 1/4% Series due 1996                      20,000*           20,000
   5.33 % Series due 1998                      30,000            30,000
   8.65 % Series due 2000                      80,000            80,000
   6.40 % Series due 2003                      80,000            80,000
   8    % Series due 2004                      50,000            50,000
   9.50 % Series due 2021                      75,000            75,000
   7.50 % Series due 2023                      80,000            80,000
   8 3/4% Series due 2027                      50,000            50,000
   9.52 % Series due 2031                      25,000            25,000
      Total first mortgage bonds              490,000           490,000
   *Amount due within one year                (20,000)                -
      Net first mortgage bonds                470,000           490,000
 Pollution control revenue bonds:
   5.90 % Series due 2003                      24,200*           24,650*
   6    % Series due 2007                      24,000            24,000
   7 1/4% Series due 2008                       4,360             4,360
   7 5/8% Series 1983-1984 due 2013-2014       68,100            68,100
   8.30 % Series 1984 due 2014                 49,800            49,800
      Total pollution control revenue bonds   170,460           170,910
   *Amount due within one year                   (450)             (450)
      Net pollution control revenue bonds     170,010           170,460
 REA Notes                                      1,717             1,768
   Amount due within one year                     (67)              (67)
      Net REA Notes                             1,650             1,701
 American Falls bond guarantee                 20,740            20,905
 Milner Dam note guarantee                     11,700            11,700
 Unamortized premium/discount - Net            (1,489)           (1,560)
      Total long-term debt                    672,611  45.9     693,206  46.2

TOTAL CAPITALIZATION                       $1,464,641 100.0% $1,499,46  100.0%

The accompanying notes are an integral part of these statements.


                             IDAHO POWER COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1.   SUMMARY OF ACCOUNTING POLICIES:

        Financial Statements
        In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the consolidated financial position as of September 30, 1995 and the consolidated results of operation for the three months, nine months, and twelve months ended September 30, 1995 and 1994 and the consolidated cash flows for the nine months and twelve months ended September 30, 1995 and 1994. These condensed financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which would be included in full year financial statements and, therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operation for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

   2.   ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFDC):

        The allowance, a non-cash item, represents the composite interest costs of debt, shown as a reduction to interest charges, and a return on equity funds, shown as an addition to other income, used to finance construction. While cash is not realized currently from such allowance, it is realized under the rate making process over the service life of the related property through increased revenues resulting from higher rate base and higher depreciation expense. Based on the uniform formula adopted by the Federal Energy Regulatory Commission, the Company's weighted average monthly AFDC rate for the nine months ended September 30, 1995, was 6.1 percent and was 8.2 percent for the entire year of 1994.

   3.   COMMITMENTS AND CONTINGENT LIABILITIES:

        Commitments under contracts and purchase orders relating to the Company's program for construction and operation of facilities amounted to approximately $3.5 million at September 30, 1995. The commitments are generally revocable by the Company subject to reimbursement of manufacturers' expenditures incurred and/or other termination charges.

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

   4.   REGULATORY ISSUES:

       The Company has in place, in its Idaho jurisdiction, a Power
        Cost Adjustment (PCA) mechanism which allows Idaho's retail customer rates to be adjusted annually to reflect the Idaho share of forecasted net power supply costs. Deviations from forecasted costs are deferred with interest and then adjusted (trued-up) in the subsequent year. Changes due to better water conditions and milder weather have resulted in the Company currently recording a PCA credit of $4.2 million at September 30, 1995. The current balance is adjusted monthly as actual conditions are compared to the forecasted net power supply costs.

        In April 1995, the Company filed for temporary drought relief with the Oregon Public Utility Commission (OPUC). In response to the Company's application, rate recovery of $1.5 million of deferred drought related costs were granted. The OPUC Order allows recovery of the $1.5 million by the continued application of an existing increase authorized in July 1993 (for 1992 drought
        relief).   The rate increase will remain in effect for
        approximately 34 months beginning in July 1995. The Company had deferred, with interest, increased power supply costs between May 1994 and December 31, 1994.

        In August 1995, the Idaho Public Utilities Commission (IPUC) issued an interim order which authorized a uniform rate increase of $3.8 million, subject to refund, for Idaho retail customers. As of September 30, 1995, approximately $0.5 million had been collected. The Company expects to receive the final order from the IPUC by year end.

   5.   FINANCING:

        The Company currently has a $200,000,000 shelf registration statement which can be used for both First Mortgage Bonds
        (including Medium Term Notes) and Preferred Stock.

   6.   INCOME TAXES:

        The effective tax rate for the first nine months increased from 31.9% in 1994 to 37.7% at September 30, 1995:

                                                   Amount      Rate

        Computed income taxes based on
          statutory federal income tax rate       $34,900      35.0%

        Changes in taxes resulting from:
            State income taxes.                     5,642       5.6
            Prior year adjustments                   (877)     (0.9)
            Net depreciation                        3,297       3.3
            Investment tax credits restored        (2,125)     (2.1)
            Pension accrual/expense                  (501)     (0.5)
            Removal costs                            (418)     (0.4)
            Repair allowance                       (2,071)     (2.1)
            Other miscellaneous                      (220)     (0.2)

                 Net tax and rate                 $37,626      37.7%








     INDEPENDENT ACCOUNTANTS' REPORT


     Idaho Power Company
     Boise, Idaho


     We have reviewed the accompanying condensed consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiaries as of September 30, 1995, and the related condensed consolidated statements of income for the three-month, nine-month, and twelve-month periods ended September 30, 1995 and 1994 and condensed consolidated statements of cash flows for the nine-month and twelve-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiaries as of December 31, 1994, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein), and in our report dated January 31, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet and statement of capitalization as of December 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet and statement of capitalization from which it has been derived.


     DELOITTE & TOUCHE LLP
     Portland, Oregon
     October 31, 1995


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

The Company uses a Power Cost Adjustment (PCA) mechanism in Idaho-its primary jurisdiction. The PCA provides recovery for a major portion of those operating expenses that have the greatest potential for variation. With the PCA, the Company's operating results and earnings per share are more closely aligned with general regulatory, economic, and temperature-related weather conditions; and are less dependent on variable precipitation and streamflow conditions.

Earnings Per Share and Book Value

Earnings per share of common stock were $0.58 for the quarter, an increase of $0.20 (52.6 percent) over the third quarter of 1994. Year-to-date earnings per share were $1.49, an increase of $0.26 (21.1 percent). The twelve months ended September 30, 1995 yielded earnings of $2.06 per share, an increase of $0.12 (6.2 percent) over the twelve months ended September 30, 1994. The twelve-month earnings represent an 11.75 percent earned return on year-end (September 30) common equity, compared to the 11.1 percent earned through September 30 last year. At September 30, 1995, the book value per share of common stock was $17.54 compared to $17.34 for the same period a year ago.

RESULTS OF OPERATIONS

Precipitation and Streamflows

Idaho Power analyzes precipitation and streamflow conditions based on their effect on Brownlee Reservoir, water source for the three Hells Canyon hydroelectric projects. In normal years, these three projects combine to produce about half of the Company's generated electricity.

Precipitation was above normal for the first nine months of 1995. At October 1, 1995, reservoir storage above Brownlee was 62 percent of capacity, compared to 23 percent at this time last year and the normal capacity of 46 percent for the same period.

Streamflows into Brownlee result from a combination of precipitation, storage, and ground water conditions. Between April and July of this year, the Company recorded 6.60 million acre-feet (MAF) of water flowing into Brownlee Reservoir. This figure represents a 240 percent increase over last year's 2.75 MAF and an increase of approximately 138 percent over the 66-year median of 4.81 MAF.

Energy Requirements

For the first nine months of 1995, the Company met its total system energy requirements from the following sources: hydro generation (61 percent), thermal generation (28 percent), and purchased power and other interchanges (11 percent). For the same period of 1994, these figures were 41 percent hydro, 45 percent thermal, and 14 percent purchased power and other interchanges.

With precipitation, streamflows, and reservoir storage above average, the Company estimates that 57 percent of its 1995 energy requirements will come from hydro generation, 33 percent from thermal generation, and 10 percent from purchased power and other interchanges. Under normal conditions, the Company's hydro system would contribute approximately 58 percent, with thermal generation accounting for approximately 33 percent, and the remaining 9 percent coming from purchased power and other interchanges.

Economy

Idaho's economy continues to grow at a healthy pace. Both non-agricultural employment and personal income growth increased during the last year. However, recent statistics reflect a weakening in the pace of job creation. During the first half of 1995, monthly employment gains from year-ago levels reveal a slackening in the rate of growth, averaging nearly 4.0 percent. Still, Idaho's rate of job growth remains above the national rate of 1.9 percent. Non-agricultural employment growth in Idaho for 1995 and 1996 is expected to be in the range of 2.5 percent to 3.0 percent, rather than the average of 5.7 percent experienced in 1993 and 1994.

Regulatory Issues

Idaho
Twin Falls Rate Case-In August 1995, the Idaho Public Utilities Commission (IPUC) issued an interim order authorizing the Company to increase its Idaho retail rates on an annual basis by $3.8 million or
0.9 percent. This increase is uniform to all customer classes-as well as to special contract customers-and is subject to refund until the IPUC issues a final order. The Company originally applied for a $6.3 million (or 1.5 percent) increase to recover capital costs and related expenses associated with the construction of a new 43.5 megawatt (MW) power plant at its Twin Falls facility, along with additional plant investments at the Swan Falls facility since the last general rate case.

The major issue in this case was whether the reduced power supply costs resulting from the inclusion of the Twin Falls hydro expansion would be recognized explicitly through a reduction in base energy rates or implicitly through the PCA. The Company reached a compromise with the IPUC staff on the overall revenue requirement and agreed to recognize benefits up front in base rates instead of flowing the benefits through the PCA. As a result, the Company's original $6.3 million request was reduced by $1.9 million. However, the impact to expected Company earnings is only 10 percent of this amount ($190,000) because all but 10 percent of the power supply cost reduction would have been passed through to customers through the PCA anyway.


Regulatory Initiative-On August 3, 1995 the Company filed a proposal with the IPUC for deferral and amortization of costs associated with an internal transformation process. In response to the proposal, the IPUC approved the settlement, which allows the Company to accelerate amortization of accumulated deferred investment tax credits (ADITC) whenever the Company's year-end return on equity falls below 11.5 percent. In addition, this agreement will allow the Company to defer and to amortize certain costs associated with its corporate reorganization.

The terms and conditions of the Order will remain in effect through 1999. Under the terms of the agreement as approved by the IPUC, when the Company's actual earnings in a given year exceed an 11.75 percent return on year-end common equity, the Company will refund 50 percent of the excess in its next PCA.

Other important points in the Order are: (1) the total amount of ADITC the Company may accelerate for amortization over the five-year period is $30 million; (2) the Company will not be allowed to increase its Idaho general rates prior to January 1, 2000, except under special conditions as defined in the Settlement Agreement; and (3) Idaho Power agrees that its quality of service will not decline as a result of corporate reorganization. The proposed accounting treatment of deferred investment tax credits has been submitted to the Internal Revenue Service and the Idaho State Tax Commission for approval.

Oregon
General Rate Relief-In May, 1995, Idaho Power filed an application with the Oregon Public Utility Commission (OPUC) seeking general rate relief of approximately $3.4 million, or a 16.65 percent increase.

The Company negotiated a Settlement Stipulation with the OPUC staff, Idaho Power's Oregon industrial Customers, and the Citizens Utility Board of Oregon for a $1.3 million general rate increase for Idaho Power's Oregon retail customers. The Company has submitted this stipulation to the OPUC for approval. One party, the Low Income Consumers Union of Oregon has not signed the stipulation. The settlement agreement stipulated a dollar increase in rates only and did not address any other rate-related matters. The Company anticipates that the new rates will become effective in December.


Drought-Related Rate Relief-The OPUC granted $1.5 million in drought-related rate relief in response to the Company's April 1995 application. The OPUC Order allows recovery of the $1.5 million by the continued application of an existing increase authorized in July 1993 (for 1992 drought relief). The rate increase will remain in effect for approximately 34 months. The Company had deferred, with interest, increased power supply costs between May 1994 and December 31, 1994.

Power Cost Adjustment

Since 1993, the IPUC has permitted Idaho Power to use a PCA mechanism in its Idaho jurisdiction. The PCA enables the Company to collect or to refund a portion of the difference between net power supply costs actually incurred and those allowed in the Company's base rates. At September 30, 1995, the Company had incurred $4.2 million less in power supply costs than projected in the 1995 PCA forecast. This amount has been deferred for possible future refund to customers. The current balance is adjusted monthly as actual conditions are compared to the PCA forecasted net power supply costs. The final cumulative amount will be included in the 1996 true-up adjustment. The Company filed its 1995 PCA application on April 14, 1995, requesting a decrease in the PCA rates for the Idaho jurisdiction. The approved decrease over last year's PCA adjustment was approximately $8.2 million or 1.9 percent. This figure includes last year's true-up.

Revenues

General business revenues were up for the quarter ($ 2.1 million or 1.7 percent), for the first nine months of 1995 ($5.7 million or 1.7 percent) and for the twelve months ended September 30, 1995 ($13.9 million or 3.1 percent).

The quarterly gain reflects increases in rate levels, industrial consumption, and the total number of customers served,as well as variances in customer usage when compared to the third quarter of 1994. Residential revenues increased $2.2 million (5.4 percent). Industrial sales rose $2.0 million (8.0 percent), while commercial sales declined $0.5 million (1.9 percent). Irrigation sales fell by $1.6 million (4.6 percent).

The same factors also affected the year-to-date increase in revenues. However, milder winter and spring temperatures dampened expected revenue increases from rate relief and a gain in customers. The milder temperatures reduced residential loads for heating and cooling; and the wet, cool spring reduced irrigation loads when compared to 1994.

The increase for the twelve-month period represents the continuing strength of economic growth in the Company's service territory, increases in new customers, energy usage patterns, and the recent rate increase in the Idaho jurisdiction. The total number of general business customers served rose by 10,624, a 3.2 percent increase over the total number of customers served at this time last year.

Total surplus sales rose $0.8 million during the third quarter and $5.8 million year-to-date. However, surplus sales were down $0.8 million for the twelve-month period. The increases reflect improved hydroelectric generation conditions in 1995, while the decrease reflects drought conditions on the Company's system during 1994. The increased sales were more than offset by a reduction in firm sales for resale. These sales declined by $5.2 million for the third quarter, $9.6 million for the first nine months of 1995, and $11.5 million for the twelve-month period. These reductions are due to the expiration of a short-term firm sales agreement with another utility for sales during July and August of 1994.

When compared to the corresponding periods a year ago, total operating revenues decreased $2.3 million (1.5 percent) for the third quarter of 1995, but rose $1.9 million (0.5 percent) year-to-date and $1.7 million (0.3 percent) for the twelve months ended September 30, 1995.

Expenses

Total operating expenses were down $14.3 million (12.2 percent) for the quarter, $23.9 million (7.9 percent) year-to-date and $21.7 million (5.5 percent) for the twelve months ended September 30, 1995.

Purchased power expenses were lower for the three-, nine-, and twelve-month periods by $4.5 million, $12.3 million, and $11.5 million respectively. These decreases reflect good hydroelectric generating conditions throughout the first nine months of 1995. However, the decreases were tempered by economy purchases made while the market prices for off-system sales were soft during the first quarter and because of drought conditions in 1994.

Fuel expenses were lower for all three periods ($12.2 million, $31.1 million, and $36.2 million respectively). Again, these decreases reflect good hydroelectric generating conditions during 1995 and purchases of economy power during the first quarter.

Power Cost Adjustment expenses rose by $4.7 million, $20.2 million, and $24.2 million for the three-, nine-, and twelve-month periods respectively. These increases reflect the change as the Company went from higher power supply costs (due to drought conditions) to lower power supply costs (due to better hydro conditions). The PCA mechanism reduces expenses when power supply costs are above normal, and increases expenses when power supply costs are below normal (see Note
4). Deferral of deviations from forecasted costs decreased PCA expenses in 1994, while raising them in 1995.

All other operation and maintenance expenses were down $3.1 million for the third quarter, $4.1 million year-to-date, and $3.5 million for the twelve months ended September 30, 1995. Accruals for post-retirement expenses, pension expenses, and conservation program amortization all increased due to the conclusion of the recent Idaho revenue requirements case. However, these increases were largely offset by reduced thermal operation and maintenance expenses, reduced accruals for injuries and damages expense, and the successful efforts of the Company's employees to reduce operating costs.

Total interest costs increased $0.5 million, $1.8 million, and $1.3 million for the three-, nine-, and twelve-month periods respectively. These increases reflect varying levels of short-term borrowings throughout the reported periods. Income taxes increased for all three periods due to changes in pre-tax income, prior year adjustments, and increased deferred taxes in 1995. Depreciation expense increased as a result of greater plant investment.

IDACORP, Inc.

Through this wholly-owned subsidiary, the Company is participating in two affordable housing programs. These investments provide a return to IDACORP by reducing federal income taxes and by assuring a return on investment through tax credits and tax depreciation benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

For the nine months ended September 30, 1995, the Company generated $124.8 million in net cash from operations. After deducting for both common and preferred dividends, net cash generation from operations provided approximately $66.5 million for the Company's construction program and other capital requirements. This figure equates to a 58.8 percent increase over the same period of 1994.

Cash Expenditures

Idaho Power estimates that its cash construction program for 1995 will require approximately $77 million. This estimate is subject to revision in light of changing economic, regulatory, and environmental factors and conservation policies. The Company expended approximately $64.3 million for construction during the first nine months of 1995.

Idaho Power's primary financial commitments and obligations are related to contracts and purchase orders associated with the ongoing construction program. The Company expects to finance these commitments and obligations by using both internally generated funds and externally financed capital to the extent required. Although the Company has regulatory approval to incur up to $150 million of bank borrowings, it presently maintains lines of credit with various banks aggregating $90 million. The Company may use these lines of credit to finance a portion of its construction program on an interim basis. At September 30, 1995, the Company's short-term borrowings totaled $51.0 million.

Financing Program

Idaho Power has on file a shelf registration statement for the issuance of first mortgage bonds and/or preferred stock with a total aggregate principal amount not to exceed $200 million.

The Company's current objective is to maintain capitalization ratios of approximately 45 percent common equity, 8 to 10 percent preferred stock, and the balance in long-term debt. The Company's strategy is to achieve this target structure primarily through accumulated earnings and the issuance of new equity, if necessary. For the twelve-month period ended September 30, 1995, the Company's consolidated pre-tax interest coverage was 3.37 times.

Construction Program

In July 1995, the Company completed testing of the new expansion turbine at its Twin Falls Hydroelectric Project and declared the unit available for commercial operation. This expansion project added 43.5 megawatts of capacity to the Company's generation system.

In addition, the Company continues to explore the economic feasibility of constructing the Southwest Intertie Project (SWIP). The Bureau of Land Management (BLM) completed the Final Environmental Impact Statement/Proposed Plan Amendment for the SWIP with a Record of Decision and Right of Way Grant issued in December 1994. Idaho Power and the BLM are working on a detailed, site-specific construction, operation, and maintenance plan aimed at mitigating the environmental impact of the project.

Idaho Power sent participation packages to interested parties, including those entities that were involved in the original discussion/allocation process. The Company received capacity requests from these groups during September and October and anticipates completing ownership allocation during November 1995 and executing the Memorandum of Agreement before year-end 1995. At this time, the Company is requiring each party to pay its share of the approximately $8.5 million expended for environmental permitting, right-of-way acquisition, and related development activities. The SWIP owners will then form an Executive Committee with voting rights proportional to their share of the project. The Executive Committee will oversee development activities for the SWIP and related projects.

The Company is positioning SWIP as an open-access transmission opportunity for participants, in line with the Federal Energy Regulatory Commission's mega-Notice of Proposed Rulemaking (NOPR). SWIP will promote non-discriminatory transmission services. Idaho Power intends to retain up to a 20 percent ownership in the line.

Salmon Recovery Plan

Work continues on the development of a comprehensive and scientifically credible plan to ensure the long-term survival of anadromous fish runs on the Columbia and Lower Snake Rivers. The Company fully supports and actively participates in this regional effort.

Pending completion of a final recovery plan by the National Marine Fisheries Service (NMFS), the U.S. Army Corps of Engineers and other governmental agencies operating federally-owned dams and reservoirs on the Snake and Columbia Rivers have consulted the NMFS each year regarding federal system operations. The NMFS released its "Proposed Recovery Plan for Snake River Salmon" (Recovery Plan) on March 20, 1995. The NMFS originally set a July 17, 1995 deadline for public comment on the proposed Recovery Plan, but announced an extension through November 1995.

Company Transformation and Regulatory Initiative

The future of the electric utility industry will be characterized by competition_the right of customers to choose their own electric service provider. To remain successful, Idaho Power must continue to provide value to its shareholders in the face of this new competitive environment. The Company's vision is to derive this value from three sources: selective and efficient use of capital; an enhanced customer orientation; and innovative, efficient operations. Because future prices for power will be determined more by market forces and less by regulatory administration, the Company must be very selective and efficient in the use and allocation of capital. Idaho Power will invest in improving and expanding its core business, in developing new opportunities beyond the current service territory, and in continuing to develop non-regulated opportunities consistent with the Company's core competencies.

Based on this vision and the Company's efforts to increase shareholder and customer value, Idaho Power is transforming its operations to improve both efficiency and customer service. Teams of employees are redesigning work processes, and these improved processes are already in use in some areas. The Company announced plans for voluntary and involuntary separation packages in the event of workforce reductions caused by the Company's reorganization efforts. The packages include compensation based on years of service and address medical benefits and transition services. The Company is reorganizing on a department-by-department basis and this redesign effort will continue at least through 1996.

To accommodate this effort and to implement its vision, Idaho Power filed a new regulatory proposal with the IPUC on August 3, 1995 after discussions with customer groups and the IPUC staff (see Regulatory Initiatives). The IPUC approved a Settlement Stipulation that the Company negotiated with the parties in the proceeding. The stipulation provides for a general rate freeze through the end of 1999 and allows the accelerated amortization of accumulated deferred investment tax credits, as necessary, to provide a minimum return on actual year-end common equity of 11.5 percent. The rate freeze provides obvious value to customers by retaining the Company's current low rates. It also allows the Company to transform its operations, pursue growth initiatives, and retain a portion of the benefits thereof until the expiration of the rate freeze. In addition, the rate agreement provides for a sharing of benefits between shareholders and ratepayers on any earnings above an 11.75 percent return on year-end common equity. The accelerated amortization of accumulated deferred investment tax credits, if necessary, would give the Company time to pursue and to implement its efficiency and growth initiatives with the assurance of at least a reasonable level of financial performance without the need to change customer prices.



Regional Transmission Association

The Federal Energy Regulatory Commission (FERC) has approved the formation of a transmission association of western electric power suppliers and buyers that includes Idaho Power. The members of this association organized to provide one another with comparable electricity transmission services.

The Company is a charter member of the new organization, called the Western Regional Transmission Association (WRTA). The WRTA is the first group of its kind in the United States and is indicative of changes forthcoming in the electric utility industry. The primary purpose of the WRTA will be to facilitate open access to transmission services and to resolve related disputes. These concerns are among the fundamental issues being addressed as the electric utility industry becomes more competitive and less regulated, in accordance with the National Energy Policy Act of 1992. The 43 members of the WRTA own about 70 percent of the transmission system in the United States portion of the Western Systems Coordinating Council.

FERC Proposed Rule

On March 29, 1995, the FERC issued a NOPR on Open-Access Non-Discriminatory Transmission Services by Public and Transmitting Utilities, and a supplemental NOPR on Recovery of Stranded Costs. These NOPRs would require utilities owning transmission lines to file non-discriminatory rates available to all buyers and sellers of electricity, would require utilities to use that tariff for their own wholesale sales and purchases, and would allow utilities to recover stranded costs.

Idaho Power is evaluating the NOPRs to determine their potential impacts on the Company and its customers. In addition, the Company is preparing an open-access transmission tariff for its existing transmission facilities. The Company anticipates that the final rules could take effect in early 1996.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On February 16, 1994, an action for declaratory relief and breach of contract entitled Idaho Power Company vs. Underwriters at Lloyds, London, et al., was filed by the Company in Federal District Court in Pocatello, Idaho, against the Company's solvent liability insurers for the period of 1969 to 1974, arising out of the insurers' denial of coverage for the Company's environmental remediation of a hazardous waste site in Pocatello. The action seeks a declaratory judgment that the policies cover the Company's costs of defending claims related to the site and costs of site remediation, and damages for the insurers' breach of the insurance contracts based on the insurers' failure to pay such costs.

The case was assigned to a Federal Judge in the Eastern District of Washington. In the action, the Company seeks reimbursement for approximately $6,125,000 in indemnity and defense costs associated with the remediation, together with prejudgment interest and attorney fees and costs for the action.

The case is presently set for trial in April 1996.

On  October 6, 1994, the Company brought an action, Idaho Power Company
v. Monsanto Company, et al., in the District Court of the Fourth Judicial District of the State of Idaho, against Monsanto Company, General Electric Company, Westinghouse Electric Corporation, Schlumberger Industries, Inc., McGraw-Edison Company, Asea Brown Boveri, Inc., and Cooper Industries, Inc. The Complaint alleges fraudulent misrepresentation or omission of material facts, and/or knowing failure to warn Idaho Power Company of the hazards of polychlorinated biphenyls (PCBs), in connection with the sale, service, replacement, maintenance and/or removal of electrical equipment utilizing or contaminated with PCBs. In the action, the Company seeks general and special damages, in amounts to be proven at trial, that it has incurred and will incur as a result of the PCB contamination of certain electrical equipment. The Company is also seeking punitive damages, costs and attorney fees. The case has been removed to the United States District Court for the District of Idaho and is still in an early stage. Discovery has not yet commenced, and no trial date has been set.

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

Pursuant to the Request for Public Comment, a number of Potentially Responsible Parties (PRPs) involved with the lead contamination at the site filed objections to entry of the proposed Amended Partial Consent Decree. The objections generally contend that the government's information relating to the Company's contribution to the lead contamination at the site is erroneous, and that the Company's remedial efforts and related costs are is disproportionately low in relation to its liability. On November 19, 1993, the Company provided the Department of Justice with its responses to the objections.

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

On May 5, 1995, the Federal Magistrate entered a Report and Recommendation to the District Judge wherein it was recommended that the government's Motion for Entry of the Amended Partial Consent Decree be granted. On May 18, 1995, the PRP group associated with lead contamination filed objections to the Magistrate's recommendations. The government filed its responses to the objections on May 31, 1995. The Company believes that the objections filed by the PRP group are without merit.

Delays have been encountered in obtaining a decision, regarding entry of the Amended Partial Consent Decree, from the U. S. District Judge due to the retirement of the Honorable Marion J. Callister, Senior District Judge, in early summer 1995. A new Federal District Judge was appointed in mid-August 1995 and has been assigned to this matter. The Company anticipates that the new District Judge will act on the Magistrate's Report and Recommendation and order entry of the Amended Partial Consent Decree sometime toward the end of 1995.

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

*3(a)iii)     33-65720     4(a)(iii)        Statement of Resolution
                                            Establishing Terms of 7.07%
                                            Serial Preferred Stock, Without
                                            Par Value (cumulative stated
                                            value of $100 per share), as
                                            filed with the Secretary of State
                                            of Idaho on June 30, 1993.

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

*4(a)ii)                                    Supplemental Indentures to
                                            Mortgage and Deed of Trust:




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
                 2-51722       2(c)(ii)     Twenty-first  October 15, 1974
                 2-57374       2(c)         Twenty-second November 15, 1976
                 2-62035       2(c)         Twenty-third  August 15, 1978
                 33-34222      4(d)(iii)    Twenty-fourth September 1, 1979
                 33-34222      4(d)(iv)     Twenty-fifth  November 1, 1981
                 33-34222      4(d)(v)      Twenty-sixth  May 1, 1982
                 33-34222      4(d)(vi)     Twenty-sevent May 1, 1986
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

*10(n)(i)1     1-3198           10(n)(i)    The Revised Security Plans for
               Form 10-K                    Senior Management Employees
               for 1994                     and for Directors-a non-
                                            qualified, deferred
                                            compensation plan effective
                                            November 30, 1994.

*10(n)(ii)1    1-3198           10(n)(ii)   The Executive Annual Incentive
               Form 10-K                    Plan for senior management
               for 1994                     employees effective January 1,
                                            1995.

1 Compensatory Plan

*10(n)(iii)1   1-3198           10(n)(iii)  The 1994 Restricted Stock
               Form 10-K                    Plan for officers and key
               for 1994                     executives effective July 1,
                                            1994.

*10(o)         33-65720         10(f)       Residential Purchase and Sale
                                            Agreement, dated August 22,
                                            1981, among the United Stated
                                            of American Department of
                                            Energy acting by and through
                                            the Bonneville Power
                                            Administration, and the
                                            Company.

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

1 Compensatory Plan


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

10(x)                                       Agreement for design of
                                            substation dated October 4,
                                            1995, between the Company and
                                            Micron Technology, Inc.

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

27                                          Financial Data Schedule

             (b) Reports on Form 8-K. No reports on Form 8-K were filed for the three months ended September 30, 1995.

*Previously Filed and Incorporated Herein By Reference.




SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     IDAHO POWER COMPANY
                                     (Registrant)



Date  November 3, 1995    By:   /s/  J LaMont Keen
                                     J LaMont Keen
                                     Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)



Date  November 3, 1995    By:   /s/  Harold J Hochhalter
                                     Harold J Hochhalter
                                     Controller
                                     (Principal Accounting Officer)