Form 10-K
period 1995-12-31
IDAHO POWER CO
filed 1996-03-14
CIK 49648

10
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
                           FORM 10-K

(Mark One)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ...........to.................
Commission file number 1-3198

                      IDAHO POWER COMPANY
     (Exact name of registrant as specified in its charter)

            IDAHO                    82-0130980
(State or other jurisdiction of   (I.R.S. Employer
incorporation or organization)  Identification No.)

1221 W. Idaho Street, Boise, Idaho   83702-5627
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code (208)388-2200

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

Aggregate market value of voting stock
held by nonaffiliates (January 31, 1996)          $1,182,514,000

Number of shares of common stock outstanding at February 29, 1996
37,612,351

Documents Incorporated by Reference:

Part III, Item 10 Portions of the definitive proxy statement of
          Item 11 the Registrant to be filed pursuant to
          Item 12 Regulation 14A for the 1996 Annual Meeting of
          Item 13 Shareowners to be held on May 1, 1996.

The exhibit index is located on page 69. This document contains
75 pages.

PART I


ITEM 1. BUSINESS


THE COMPANY

General -

Idaho Power Company (Company) is an electric public utility incorporated under the laws of the state of Idaho in 1989 as successor to a Maine corporation organized in 1915. The Company is engaged in the generation, purchase, transmission, distribution and sale of electric energy in an approximate 20,000-square-mile area in southern Idaho, eastern Oregon and northern Nevada, with an estimated population of 739,000 people. The Company holds franchises in approximately 70 cities in Idaho and 10 cities in Oregon, and holds certificates from the respective public utility regulatory authorities to serve all or a portion of 28 counties in Idaho, 3 counties in Oregon and 1 county in Nevada. The Company's results of operations, like those of certain other utilities in the Northwest, can be significantly affected by changing weather, precipitation and streamflow conditions. Variations in energy usage by ultimate customers occur from year to year, from season to season and from month to month within a season, primarily as a result of weather conditions. With the implementation of a power cost adjustment mechanism (PCA) in the Idaho jurisdiction, which includes a major portion of the operating expenses with the largest variation potential (net power supply costs), the Company's future operating results will be more dependent upon general regulatory, economic, temperature conditions, and successful implementation of Company strategic plans and less on precipitation and streamflow conditions. As of December 31, 1995, the Company supplied electric energy to 340,708 general business customers and employed 1,626 people in its operations (1,522 full-time).

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

For the twelve months ended December 31, 1995, total system electric revenues from residential customers accounted for 35 percent of the Company's total operating revenues. Commercial customers with less than 1,000 kW demand including street lighting customers accounted for 19 percent, industrial customers with 1,000 kW demand and over accounted for 20 percent and irrigation customers accounted for 10 percent. Public utilities and interchange arrangements accounted for 11 percent and other operating revenues accounted for 5 percent.

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

The Company has four large special contract customers in its Idaho retail jurisdiction - the Idaho National Engineering Laboratory (INEL), the J. R. Simplot Company, FMC Corporation
(FMC) and Micron Technology, Inc. (Micron). The rates charged these customers under their contracts are subject to the jurisdiction of the Idaho Public Utilities Commission (IPUC). The Company has contracts to supply up to 45 megawatts of capacity and energy to the INEL in eastern Idaho, up to 38 megawatts of capacity and energy to the J. R. Simplot Company for its chemical fertilizer operations plant near Pocatello, Idaho and 60 megawatts (this amount escalates to 100 megawatts at July 1997) of capacity and energy to Micron located in Boise. The contracts for J.R. Simplot and Micron expire in different years but are automatically renewed until one party gives notice of final termination. The contract for INEL does expire in 1996 and the Company will be negotiating a new contract prior to that time.

Since 1948, the Company has supplied capacity and energy to FMC for its elemental phosphorus production plant near Pocatello, Idaho. Under an agreement effective on January 1, 1974, the maximum amount of power that FMC may schedule is 250 megawatts. The agreement is subject to renewal by FMC every two years as to one-fourth of the power deliveries and contains annual minimum payment guarantees giving consideration to FMC's ability to decrease its electric demands during periods in which the Company may request reductions specified in the agreement. Revenues from FMC were approximately $34.5 million for energy supplied during the twelve months ended December 31, 1995.


Competition -

Competition is increasing in the electric utility industry, due to a variety of developments including the National Energy Policy Act of 1992, FERC Rulemakings, state initiatives, customer demands, etc. In response to increasing competition, the Company maintains an active strategic planning process. The goal of this process is to anticipate and fully integrate into Company operations any legislative, regulatory, environmental, competitive, or technological changes. With its low average energy production costs, the Company is well-positioned to enter a more competitive environment and is taking action to preserve its low-cost competitive advantage. (see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Competition and Strategic Planning.)

With its predominantly hydro base and low-cost thermal plants, the Company is one of the lowest cost producers of electric energy among the nation's investor-owned utilities. Through its interconnections with Bonneville Power Administration (BPA) and other utilities, the Company has access to all the major electric systems in the West.

Some industrial and large commercial customers have the ability to own and operate facilities to generate their own electric energy and if such facilities are qualifying facilities, can require the displaced electric utility to purchase the output of such facilities at a state regulatory commission established "avoided cost" rate (see "Rates"). The Company's rates for its industrial customers (1,000 kW and over), excluding special contracts, average approximately 2.9 cents per kilowatt hour (see "Power Supply"). Some of these customers are converting waste heat to electricity for sale to the Company while purchasing their entire power needs at the Company's lower rates. The Company's rates for its commercial customers (under 1,000 kW) average approximately 4.0 cents per kilowatt hour.

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

The Idaho Legislature has not yet addressed retail wheeling but the IPUC has started an issues dialogue process and has established workshops for discussing retail wheeling issues among the affected parties. The Company believes with its low-cost energy production it is well-positioned to compete in a retail wheeling environment if retail wheeling is adopted by one or more of the Western states (see "Regulation").


Subsidiaries -

The Company has five wholly-owned subsidiary companies:  Ida-West
Energy Company (Ida-West), Idaho Energy Resources Co. (IERCo),
Idaho Utility Products Company (IUPCo), IDACORP, INC., and
Stellar Dynamics.

Ida-West was formed in 1989 to participate through partnership interests in cogeneration and small power production (CSPP) projects. Ida-West owns, through various partnerships, 50 percent of five Idaho hydroelectric projects with a total generating capacity of approximately 34 megawatts (MW). Third parties unaffiliated with Ida-West own the remaining 50 percent of these projects, thus satisfying the "qualifying facility" status under Public Utility Regulatory Policy Act of 1978 (PURPA) guidelines. The partnerships have obtained project financing (non-recourse to the Company) for each of these facilities. Power purchased from these facilities amounted to approximately $8.7 million in 1995. To date, all power sales made by Ida-West have been to the Company.

The Company has invested $20 million in Ida-West. Ida-West continues to actively seek to develop new projects. (see Part II, Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations - Subsidiaries.)

IERCo has been in operation since 1974. Its primary purpose is to participate as a joint venturer in the Bridger Coal Company, which operates the mine supplying coal to the Jim Bridger plant near Rock Springs, Wyoming (see "Fuel"). As of December 31, 1995, the Company's total investment in IERCo was $5.6 million.

IDACORP, INC was organized in 1986 to pursue a non-regulated diversification program. At the end of 1995 IDACORP was participating in three affordable housing programs which provide a return primarily by reducing federal income taxes through tax credits and tax depreciation benefits. IUPCo was formed in 1983 to develop and market products to the utility industry. As of December 31, 1995, the combined total investment in these subsidiaries was $3.3 million.

Stellar Dynamics was formed in 1995 to commercialize the Company's extensive expertise in control technology for electric substations and power plants. Today, the market focus lies in the integration of complex control and automation systems for both the electric utility sector and industrial applications. Stellar Dynamics also provides design and engineering for complete electric substations. The geographic market for Stellar Dynamics is mainly in the western U.S. with some emphasis in the remaining U.S., Canada and abroad. The Company capitalized Stellar Dynamics in January of 1996.


Research and Development and Renewable Energy Sources -

During 1995, the Company spent approximately $1.7 million on research and development of which $1.5 million was through the Company's membership in Electric Power Research Institute (EPRI). EPRI's mission is to discover, develop and deliver advances in science and technology. Some of the projects benefits to the Company include: electrification technologies, power quality, electric transportation systems, EMF assessment/risk management and air quality issues. The Company also has an internal research and development effort called the Emerging Technology (ET) Program. The ET program was established to maintain an active and coordinated response to new technology of interest to the Company.

In 1992, the Company joined Southern California Edison, the U.S. Department of Energy and others in retrofitting an existing 10-megawatt solar thermal experimental power plant now called Solar Two near Barstow, California. The Company will have contributed $630,500 by the end of 1998 and the EPRI will contribute an additional $630,500 of matching funds, bringing the Company's credited contribution to approximately $1.3 million. The main benefit the Company will receive by participating in this project is valuable experience and knowledge in solar plant design, construction and operation.

The Company offers a Photovoltaic Service Tariff (PST) for basic electric service for small loads at remote sites as an alternative to either line extensions for grid service or the use of on-site, fossil-fuel generators. Under the PST, the customer pays a monthly fee to receive electric service from a solar PV system designed, installed, owned, and maintained by Idaho Power. The program, which the Company launched in January 1993, is a pilot offering with a $5,000,000 program limit and a $50,000 limit for individual systems. To date, Idaho Power has installed 30 solar photovoltaic (PV) systems. All of these systems are operating as designed.

In 1994, the U.S. Air Force contracted with Idaho Power to design, build, and maintain one of the nation's largest hybrid solar-powered PV systems. The $1.2 million project, completed in February 1995, provides electricity to a remote Mountain Home AFB radar training installation near Grasmere, Idaho. Under optimal solar conditions, the PV system produces a peak capacity of 80 kW, reducing both the need for combustion generators and the emissions they produce. Under the terms of the contract, the federal government owns the system and pays the Company a monthly maintenance fee.

Through these programs, Idaho Power has gained considerable experience in the design and maintenance of solar PV energy systems. As a result, the Company has gained international recognition as an industry leader in solar PV technology, and was selected to organize and jointly host an international solar PV conference which was held in Sun Valley, Idaho in September 1995.

The Company is studying the possible formation of a new, non-regulated energy services company that would partner with interested electric utilities to provide energy services to remote locations within their service territories. This company would work on behalf of the utilities to offer solar PV energy systems at the lowest possible cost to the consumer. While the domestic utility market is promising in itself, Idaho Power is also pursuing international opportunities for its renewable energy expertise.

Energy Efficiency -

The Company continues to promote the efficient use of electrical energy. The Company supported legislation in Idaho that established energy-efficient building codes for new home construction and continues to support the adoption of even more stringent energy codes by local government jurisdictions. In 1995, the Company expended $6.4 million on its various energy-efficiency programs.

POWER SUPPLY

The Company is a dual-peaking system, with the larger energy peak generally occurring in the summer. This complements the winter peaking utilities which predominate in the Pacific Northwest. Even though its significant hydroelectric generation can operate to meet demand peaks, seasonal energy requirements are important to the Company because its seasonal energy capability is determined in part by the availability of water. In 1994, below normal precipitation created drought conditions reducing reservoir storage. In 1993 and 1995 however, the Company's service territory experienced above average water years. The system peak demand for 1995 was 2,393 megawatts set on July 28, 1995. Peak demand for 1994 and 1993 were 2,392 and 2,154 megawatts respectively.


The following table sets forth the total energy sources of the Company for the last three years:

                                  Total Energy Sources
                                     (000's of MWH)
                       1995     %     1994     %     1993     %
Generation - net  station output -
  Hydro              9,277.2   58   6,213.2   40   8,361.7   52
  Coal-fired         4,591.9   29   7,221.8   46   6,485.5   40
Purchased and
  interchange        2,155.9   13   2,287.0   14   1,273.8    8
     Total          16,025.0  100  15,722.0  100  16,121.0  100

In a normal water year the hydro system contributes approximately 57 percent, thermal generation accounts for 34 percent and purchased power and other interchanges contributes the remaining 9 percent of total system requirements. Although it is too early to predict with certainty what hydroelectric conditions will be during 1996, preliminary reports indicate the mountain snowpack is above normal for this time of year and the carryover reservoir storage throughout the Snake River Basin is above average. The Company expects to meet projected energy loads during the coming year by utilizing its hydro and coal-fired facilities and strategic geographic location - which provides opportunities to purchase, sell, exchange and transmit energy.

Purchased power expenses fluctuated during the three-year period reflecting necessity purchases from neighboring utilities during the 1994 drought. Purchased power expenses were lower in 1995 with the return to more normal hydro conditions tempered somewhat by economy purchases made while the market prices for off-system sales were soft.

The Company periodically updates its load and resource projections and now expects total Company energy requirements over the next 10 years to grow at an annual rate of 0.8 percent.

The Company's generating facilities are interconnected through its integrated transmission system and are operated on a coordinated basis to achieve maximum load-carrying capability and reliability. The transmission system of the Company is directly interconnected with the transmission systems of the BPA, The Washington Water Power Company, PacifiCorp, The Montana Power Company and Sierra Pacific Power Company (SPPCo). Such interconnections, coupled with transmission line capacity made available under agreements with certain of the above utilities, permit the advantageous interchange, purchase and sale of power among most of the electric systems in the West. The Company is a member of the Intercompany Pool, the Western Systems Coordinating Council, the Western Systems Power Pool, the Northwest Power Pool, the Western Regional Transmission Association and the Northwest Regional Transmission Association.

Increasing competitiveness in the electric power marketplace, the potential ability of retail customers to choose their electric provider and the potential for deregulation of the electric power industry, all indicate a need for the Company to adjust its resource acquisition policy toward a greater emphasis on resource marketability. In order to avoid burdening the Company and its customers with unnecessary future power supply costs and higher rates, the Company has adopted a policy of acquiring all new resources as close as possible to the actual time of need and selecting the lowest cost resources meeting all of the Company's requirements. In practice, this policy will result in the purchase of power from others through the marketplace whenever purchases are the lowest cost resources, and new investment in resource ownership by the Company only when a Company-owned resource would be cost effective in the market.

In December 1993, the Company filed with the IPUC for permission to approve lower published prices for new CSPP contracts. In response to the Company's filing, on January 31, 1995 the IPUC issued an order approving lower published CSPP rates. (see Rates - Idaho Jurisdiction and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Issues.)


New Projects -

Capitalizing on the Company's strategic location between the Intermountain West and the Pacific Northwest, the Company is considering the construction and operation of a new transmission line that could serve as a major path for regional transfers of power between the Northwest and desert Southwest. The Southwest Intertie Project (SWIP) is a proposed 500-mile, 500-kV transmission line that would interconnect the Company's system with utilities in the Southwest. In December 1994, the US Bureau of Land Management (BLM) issued a favorable record of decision on the Company's environmental impact statement and granted the project a right-of-way across public lands in Idaho, Nevada and Utah. The utility and BLM are working on a detailed site-specific construction, operation and maintenance plan aimed at mitigating the environmental impact of the project. The Company intends to retain up to a 20 percent ownership in the 1,200 megawatt line.

The Company sent participation packages to interested parties and received capacity requests from these groups during the fourth quarter of 1995. Ownership allocation has been completed among the six interested parties and negotiations are in process for the execution of the Memorandum of Agreement (MOA). At the time of execution of the MOA, the Company is requiring each party to pay its share of the approximately $8.5 million expended for environmental permitting, right-of-way acquisition, and related development activities. The SWIP owners will then form an Executive Committee with voting rights proportional to their share of the project. The Executive Committee will oversee development activities for the SWIP and related projects.

The Company is positioning SWIP as an open-access transmission opportunity for participants, in line with the Notice of Proposed
Rulemaking (NOPR) issued by the Federal Energy Regulatory
Commission (FERC).


The following tables show how the Company expects to meet its forecast energy and peak demand requirements through 2000 from system generation and contracted resources. Because of its reliance upon hydroelectric generation, which varies according to streamflows, the Company's generating system is more energy constrained than capacity limited. Seasonal exchanges of winter-for-summer power are included among the contracted resources to maximize the firm load carrying capability. Exchanges are currently made with The Montana Power Company under a 10-year contract signed in 1987 and with Seattle City Light under an extended contract that expires in 2003.

                                 Summer Peak Capability (MW) (a)
                               1996   1997     1998     1999    2000

Generation capability         2,681  2,681    2,681    2,681   2,681
Less net peak load            2,318  2,390    2,467    2,476   2,489
Plus contract power (b)       286      305      305      305     305
Peak capability margin        649      596      519      510     497

Percent capability margin (c)        28.0%    24.9%    21.0%   20.6%
20.0%

(a)  Based upon median hydro conditions.
(b)  Sum of exchange and CSPP contracts.
(c) Capability margin divided by the net peak load.

                                     Annual Energy Capability
                                        (000's of MWH)(a)
                            1996     1997      1998     1999    2000

Generation capability     15,246   15,187    15,476   15,530    15,726
Contracts:
  Cogeneration and small
  power production           696      807       807      807       807
Annual firm load         (15,532) (15,635)  (16,153) (16,148)  (16,083)
Energy capability margin     410      359       130      189       450

  Percent (b)               2.6%     2.3%      0.8%     1.2%      2.8%

(a) Forecast based upon average of 67 historical water conditions.
(b) Energy capability margin divided by the generating capability. These projections have declined due to the Company's Bulk Power Initiative with more assumed firm sales replacing surplus sales and CSPP projects not coming on line.

During the 1996-2000 period, the Company plans to provide all the energy required to serve its firm load requirements during periods of heavy demand, reduced hydrogeneration caused by below normal streamflow conditions, or unscheduled outages of generating units by utilizing its hydroelectric and coal-fired generating units and through purchases of power from neighboring utilities or marketing entities.

CSPP Purchases -

As a result of the enactment of the PURPA and the adoption of avoided cost standards by the IPUC, the Company has entered into contracts for the purchase of energy from private developers. Because the Company's service territory encompasses substantial irrigation canal development, forest products production facilities, mountain streams, and food processing facilities, considerable amounts of energy are available from these sources. Such energy comes from hydro power producers who own and operate small plants and from cogenerators converting waste heat or steam from industrial processes into electricity. The estimated annualized cost for the 65 CSPP projects on-line as of December 31, 1995, is currently $45.2 million. During 1995, the Company purchased 654.2 million kilowatt-hours of power from these private developers at a blended price of 5.8 cents per kilowatt-hour (see Rates).


Firm Wholesale Power Sales -

The Company has firm wholesale power sales contracts with SPPCo, Portland General Electric Company (PGE), The Montana Power Company (MPC), the City of Weiser, Idaho, two entities in the state of Utah, one in the state of California and one in the state of Oregon. These contracts are for various amounts of energy and range from 7 to 100 average megawatts and are of various lengths that are presently scheduled to expire between 1996 and 2009. The Company has contracts with both MPC and PGE that expire during 1996. These contracts are for various amounts of power depending on the time of year and range from 25 to 100 average megawatts. The Company is actively marketing this power to other entities as it becomes available.


Transmission Services

The Company has long had an informal open-access transmission policy and is experienced in providing reliable, high quality, economical transmission service. The Company provides various firm and nonfirm wheeling services for several surrounding utilities. In November 1995, the Company filed open-access tariffs for Point-to-Point and Network transmission service with the FERC. The Company requested and received permission to implement these tariffs beginning February 1, 1996.

The substance of these tariffs is to offer the same quality and character of transmission services to anyone seeking it as the Company utilizes in its own operation. The FERC set the proposed rates for service under the tariffs for hearing, and the Company may provide service at these proposed rates subject to refund.

During 1995, the Company reorganized its Power Supply Department into power supply (generation) and power delivery (transmission) business units to enhance the Company's ability to compete in the wholesale electric power market and to comply with the "Standards of Conduct" proposed by the FERC in their recent Notice of Proposed Rulemaking.

The Company's system lies between and is interconnected to the winter-peaking northern and summer-peaking southern regions of the western interconnected power system. This position is advantageous both in providing transmission service and reaching a broad power sales market. The Company is a member of both the Western Regional Transmission Association and the Northwest Regional Transmission Association. These associations will help facilitate transmission access and planning throughout the power system.


FUEL

The Company, through Idaho Energy Resources Co., owns a one-third interest in the Bridger Coal Company which owns the Jim Bridger coal mine that supplies coal to the Jim Bridger generating plant in Wyoming. The mine, located near the Jim Bridger plant, operates under a long-term sales agreement and provides for delivery of coal over a 51-year period that began in 1974. The original contract of 41 years was extended for 10 years on January 1, 1996. (see Item 2 "Properties"). The Jim Bridger Coal Mine has sufficient reserves to provide coal deliveries pursuant to the sales agreement. The average cost to the Company per ton of coal burned at the Jim Bridger plant, the largest thermal station on the Company's system, for the last three years is as follows: 1993 - $20.99; 1994 - $19.52 and 1995 - $20.36. The
Company also has a coal supply contract providing for annual deliveries of coal through 2005 from the Black Butte Coal Company's Leucite Hills mine adjacent to the Jim Bridger project. This contract supplements the Bridger Coal Company deliveries and provides another coal supply to operate the Jim Bridger plant. The Jim Bridger plant's rail load-in facility and unit coal train allows the plant to take advantage of potentially lower-cost coal from outside mines for tonnage requirements above established contract minimums.

PGE, with whom the Company is a 10 percent participant in the ownership and operation of the Boardman plant, has a flexible contract with AMAX Coal Company for delivery of low sulfur coal from its mines near Gillette, Wyoming, to Boardman Unit No. 1. Under this contract, PGE has the option to purchase 750,000 tons of coal annually through 1999. This agreement enables PGE and the Company to take advantage of lower cost spot market coal for some or all of the Boardman plant's requirements.

SPPCo, with whom the Company is a joint (50/50) participant in the ownership and operation of the North Valmy Steam Electric Generating plant (Valmy plant), entered into a 22-year coal contract that began in July of 1981 with Southern Utah Fuel Company, a subsidiary of Coastal States Energy Corporation, for the delivery of up to 17.5 million tons of low-sulfur coal from a mine near Salina, Utah, for Valmy Unit No. 1.

With the commercial operation of Valmy Unit No. 2 in May 1985, an additional coal source was needed to assure an adequate supply for both units at the Valmy plant. Accordingly, in 1986 the Company and SPPCo signed a long-term coal supply agreement with the Black Butte Coal Company. This contract provides for Black Butte to supply coal to the Valmy project under a flexible delivery schedule that allows for variations in the number of tons to be delivered ranging from a minimum of 200,000 tons per year to a maximum of 1,150,000 tons per year. This flexibility will accommodate fluctuations in energy demands, hydroelectric generating conditions and purchases of energy from CSPP facilities.

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

Over time, increased irrigation and other consumptive diversions on the Snake River have resulted in some reduction in the streamflows available for the Company's hydroelectric generating facilities. In this regard, the Company has pursued a course of action to determine and protect its water rights and their priority consistent with the settlement agreements negotiated with the state of Idaho signed on October 25, 1984. In 1987, Congress passed and the President signed into law House Bill 519 which permitted implementation of the agreements and provided that the FERC would accept the settlement agreements and that the settlement was consistent with the terms of hydroelectric licenses and was prudent for the purpose of determining rates under Section 205 of the Federal Power Act during the remaining term of certain project licenses on the Snake River.

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

REGULATION

The Company is not in direct competition with any electric public utility company or municipality within its service territory. The Company is under the regulatory jurisdiction (as to rates, service, accounting and other general matters of utility operation) of the FERC, the IPUC, the Oregon Public Utilities Commission (OPUC) and the Public Service Commission of Nevada. The Company is also under the regulatory jurisdiction of the IPUC, OPUC and the Public Service Commission of Wyoming as to the issuance of securities. The Company is subject to the provisions of the Federal Power Act as a "licensee" and "public utility" as therein defined. The Company's retail rates are established under the jurisdiction of the state regulatory agencies and its wholesale and transmission rates are regulated by the FERC (see "Rates"). Pursuant to the requirements of Section 210 of the PURPA, the state regulatory agencies have each issued orders and rules regulating the Company's purchase of power from CSPP facilities.

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

Based upon the requirements of present environmental laws and regulations, the Company estimates its capital expenditures (excluding allowance for funds used during construction) for environmental matters for 1996 and during the period 1997-2000 will total approximately $0.6 million and $24.9 million, respectively. Mitigation of environmental concerns due to relicensing of hydro facilities will be a major portion of these expenditures. The Company also anticipates spending approximately $24 million a year in operating expenses for environmental facilities during the 1996-2000 period. However, to the extent regulations under federal and state environmental protection laws, as well as the laws themselves, are changed, costs for compliance with such laws and regulations in connection with the Company's existing facilities and facilities under construction are subject to change in an amount not determinable.

Air -

The Company continues to monitor Clean Air Act legislation and its effects upon the Company and its ratepayers. The Company's coal-fired plants in Nevada and Oregon already meet the federal emission rate standards for sulfur dioxide (SO2) and the Company's coal-fired plant in Wyoming meets that state's even more stringent SO2 regulations. The Company anticipates no material adverse effect upon its operations. The Company has entered into a joint arrangement with PacifiCorp and Black Hills Corporation under which certain of these companies generating units have been accepted by the Environmental Protection Agency as "Substitution" units for the Baldwin #2 unit owned by Illinois Power Company. In exchange for Illinois Power naming units at the Jim Bridger Station as "Substitution" units for Baldwin #2, the Company sold Illinois Power a portion of the Phase I SO2 Allowances it received by having its share of the Jim Bridger units accepted as Phase I "Substitution" units.

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

The Company owns and finances the operation of anadromous fish hatcheries and related facilities to mitigate the effects of its hydroelectric dams on fish populations. In connection with its fish facilities, the Company sponsors ongoing programs for the control of fish disease and improvement of fish production. The Company's anadromous fish facilities at Hells Canyon, Oxbow, Rapid River, Pahsimeroi and Niagara Springs continue to be operated under agreements with the Idaho Department of Fish and Game. In 1995, the investment in these facilities was $12.1 million and the operation of these facilities pursuant to the FERC License 1971 cost approximately $2.1 million annually.

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

Hazardous/Toxic Wastes and Substances -

Under the Toxic Substances Control Act (TSCA), the Environmental Protection Agency (EPA) has adopted regulations governing the use, storage, inspection and disposal of electrical equipment that contain polychlorinated biphenyls (PCBs). The regulations permit the continued use and servicing of certain electrical equipment (including transformers and capacitors) that contain PCBs. The Company continues to meet all federal requirements of TSCA for the continued use of equipment containing PCBs. The Company has a program to make the 200-plus substations on its system non-PCB. While the Company's use of equipment containing PCBs falls well within the federal standards, the Company has voluntarily decided to virtually eliminate these compounds from the substation sites. This program will save costs associated with the long-term monitoring and testing of substation equipment and grounds for PCB contamination as well as being good for the environment today. Total Company costs for the disposal of PCB's from the Company's system were $0.6 million, $1.3 million and $0.4 million for 1993, 1994 and 1995 respectively.

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

RATES

Idaho Jurisdiction -

Since 1993, the Company's Power Cost Adjustment (PCA) mechanism has allowed for it to collect, or to refund, a portion of the differences between actual net power supply costs and those allowed in the Company's Idaho base rates. Rates are adjusted each May based on forecasted costs for the upcoming May-April period. Deviations from forecasted costs are deferred with interest and trued up the following year. With the IPUC's revenue requirement order issued on January 31, 1995, the PCA mechanism increased to a 90 percent recovery level from its original 60 percent. The Company filed its 1995 PCA application with the IPUC on April 15, 1995 requesting a decrease in PCA rates for the Idaho jurisdiction. The decrease (in effect from May 16, 1995 through May 15, 1996) was approximately $8.2 million or 1.9 percent including last year's true-up. However, PCA rates are still in excess of base rates. At December 31, 1995, the Company had recorded $1.0 million less in power supply costs than projected in the 1995 forecast. The Company has deferred this cumulative amount and will include it as a reduction in the 1996 PCA true-up.

On June 30, 1994, Idaho Power filed an application with the IPUC to increase rates in its Idaho jurisdiction. The Company based its application on calendar year 1993, using a thirteen-month average rate base annualized for its new Swan Falls production project and a year-end capitalization structure. In its application, the Company requested $37.1 million in general rate relief, representing a 9.09 percent increase in rates, a 12.50 percent return on equity, and a 9.88 percent overall rate of return. On January 31, 1995, the Company received IPUC Order No. 25880, which authorized $17.2 million in general rate relief, representing a 4.2 percent overall increase in Idaho retail rates. The relief was based on an 11.0 percent allowed return on equity and an overall rate of return of 9.2 percent. The increase in Idaho retail rates went into effect on February 1, 1995. IPUC Order No. 25880 also allowed Idaho Power to realize its overall rate structure to more closely price according to the cost to serve different customer classes.

On May 24, 1995, Idaho Power filed another application with the IPUC to increase rates in its Idaho jurisdiction. In August 1995, the IPUC issued an order authorizing the Company to increase its Idaho retail rates on an annual basis by $3.8 million (0.9 percent). This increase was uniform to all customer classes, as well as to special contract customers. The Company originally applied for a $6.3 million (1.5 percent) increase to recover capital costs and related expenses associated with the construction of a new 43.5 megawatt (MW) power plant at its Twin Falls hydro facility, along with additional plant investments at the Swan Falls hydro facility since the filing of its last general rate case. The major issue in this case was whether the reduced power supply costs resulting from the inclusion of the Twin Falls hydro expansion would be recognized explicitly through a reduction in base energy rates or implicitly through the PCA. The Company reached a compromise with the IPUC staff on the overall revenue requirement and agreed to recognize benefits up front in base rates, instead of flowing the benefits through the PCA. As a result, the Company's original $6.3 million request was reduced by $1.9 million. The effect on projected Company earnings is only 10 percent of this amount ($190,000), since all but 10 percent of the power supply cost reduction would have been passed through to Idaho customers in the next PCA adjustment. The IPUC action enabled the Company to begin recovering the capital costs of a plant addition within weeks of the plant becoming operational.

On August 3, 1995, the Company filed a proposal with the IPUC to defer and amortize costs associated with its internal transformation process, to accelerate amortization of regulatory liabilities associated with accumulated deferred investment tax credits (ADITCs) under certain conditions and to hold base rates stable through 1998. The IPUC approved a settlement agreement confirming the proposal, which allows the Company to accelerate the amortization of the regulatory liabilities associated with ADITCs whenever the Company's year-end return on equity falls below 11.5 percent. In addition, the order allows the Company to defer certain costs associated with its corporate reorganization as regulatory assets and amortize them over a 10-year period.

The terms and conditions of the Order will remain in effect through 1999. Under the Order, when the Company's actual earnings in a given year exceed an 11.75 percent return on year-end common equity, the Company will refund 50 percent of the excess through its next PCA adjustment.

Other important points in the Order are: (1) the Company may accelerate a maximum of $30 million of regulatory liabilities associated with ADITCs over the five-year period; (2) the Company will not be allowed to increase its Idaho general rates prior to January 1, 2000, except under special conditions as defined in the Settlement Agreement; and (3) Idaho Power agrees that its quality of service will not decline as a result of corporate reorganization. The proposed accounting treatment of deferred investment tax credits has been submitted to the Internal Revenue Service for approval. On November 22, 1995, the Idaho State Tax Commission approved the accounting treatment for the Idaho ADITCs. No accelerated ADITC was required and thus none was utilized in 1995.

In December 1993, the Company filed with the IPUC for permission to approve lower published prices for new CSPP contracts. In response to the Company's filing, the IPUC issued an order on January 31, 1995, approving lower published CSPP rates. In addition, the IPUC determined that negotiated rates for future CSPP projects larger than 1 MW should be tied more closely to values determined in the Company's integrated resource planning
(IRP) process.

Oregon Jurisdiction -

In response to the Company's April 1995 application, the OPUC granted $1.5 million in drought-related rate relief. The OPUC Order allows recovery of the $1.5 million through the continued application of an existing increase authorized in July 1993 (for 1992 drought relief). The rate increase will remain in effect for approximately 34 months beginning in July 1995. The Company had deferred, with interest, increased power supply costs between May 1994 and December 31, 1994.

In May 1995, Idaho Power filed an application with the OPUC seeking general rate relief of approximately $3.4 million, or a
16.65 percent increase. The Company later negotiated a Settlement Stipulation with the OPUC staff, the Company's Oregon industrial customers, and the Citizens Utility Board of Oregon. The settlement grants Idaho Power a $1.3 million general rate increase for its Oregon retail customers. The OPUC settlement agreement became effective December 5, 1995

Other Jurisdictions -

In 1995, the Company did not file any applications for rate relief before the FERC or in its Nevada retail jurisdiction.

CONSTRUCTION PROGRAM

The Company's construction program for the 1996-2000 period
(excluding allowances for funds used during construction) is presently estimated to require cash funds of approximately $417.7 million as follows:

                                              1996  1997-2000(a)
                                           (Millions of Dollars)
Generating Facilities:
  Hydro                                      $   5.7 $  45.2
  Thermal                                        9.1    34.0
Total generating facilities                     14.8    79.2
Transmission lines and substations              12.8    47.8
Distribution lines and substations              42.4   146.4
General                                         20.0    51.1
  Total cash construction                       90.0   324.5
AFUDC                                             .8     2.4
  Total construction including AFUDC (b)     $  90.8 $ 326.9

(a) Includes construction costs escalated at 1.4%, 2.2%, 3.0% and 3.3% annually for the years 1997-2000, respectively.
(b) Does not include Ida-West equity investment in construction as Ida-West develops its construction as a participant in joint ventures which are not a part of the consolidated entity.

These estimates are subject to constant revision in light of changing economic, regulatory and environmental factors and patterns of conservation.

The Company has no nuclear involvement and its future construction plans do not include development of any nuclear generation. The Company is looking at various options that may be available to meet the future energy requirements of its customers which include: (1) efficiency improvements on the Company's generation, transmission and distribution systems, (2) purchased power and exchange agreements with other utilities or other power suppliers and (3) customer conservation. As additional energy demands are placed upon the system, the project or projects best meeting the changed requirements will be pursued.

FINANCING PROGRAM

The Company's five-year estimate of capital requirements and sources of capital is $414.0 million outlined as follows:


                                             1996  1997-2000
                                          (Millions of Dollars)
Capital Requirements:
  Net cash construction expenditures         $  90.0   $ 324.5
  Conservation expenditures                      2.6       5.2
  Other cash expenditures                        1.4      (9.7)
     Total                                   $  94.0   $ 320.0

Sources of Capital:
  Internal generation                        $  82.6   $ 365.1
  Short-term bank loans - Net                    5.8     (41.3)
  First mortgage bonds                          30.0     110.0
  Debt repayment                               (20.6)   (112.8)
  Common stock                                   -         -
  Cash investments (increase)                   (3.8)     (1.0)
  Total (a)                                  $  94.0   $ 320.0

(a)  Does not include Ida-West financing.

These estimates are subject to constant review in light of changing economic, regulatory and environmental factors. Any additional securities to be sold will depend upon market conditions and other factors, but it is the Company's objective to maintain capitalization ratios of approximately 45 percent common equity, 8 to 10 percent preferred stock and the balance long-term debt. The Company will continue to take advantage of any refinancing opportunities as they become available.

Under the terms of the Indenture relating to the Company's First Mortgage Bonds, net earnings must be at least two times the annual interest on all bonds and other equal or senior debt. For the twelve months ended December 31, 1995, net earnings were 6.68 times. Additional preferred stock may be issued when earnings for twelve consecutive months within the preceding fifteen months are at least equal to 1.5 times (until December 31, 2000, at which time the issuance ratio will increase to 1.75 times) the aggregate annual interest requirements on all debt securities and dividend requirements on preferred stock. At December 31, 1995, the actual preferred dividend earnings coverage was 2.82 times. If the dividends on the shares of Auction Preferred Stock were to reach the maximum allowed, the preferred dividend earnings coverage would be 2.59 times. The Indenture and the Company's Restated Articles of Incorporation are exhibits to the Form 10-K and reference is made to them for a full and complete statement of their provisions.

ITEM 2. PROPERTIES


The Company's system includes 17 hydroelectric generating plants located in southern Idaho and eastern Oregon (detailed below) and an interest in three coal-fired steam electric generating plants. The system also includes approximately 4,642 miles of high voltage transmission lines; 21 step-up transmission substations located at power plants; 17 transmission substations; 7 transmission switching stations; and 194 energized distribution substations (excludes mobile substations and dispatch centers).

The Company holds licenses under the Federal Power Act for 13 hydroelectric projects from the FERC. These and the other generating stations and their capacities are listed below:

                                  Maximum
                                  Non-
                                  Coincident  Nameplate    License
                                  Operating   Capacity kW
                                  Capacity kW             Expiration

       Project

Properties Subject to Federal Licenses:

Lower Salmon                         70,000     60,000      1997
Bliss                                80,000     75,000      1998
Upper Salmon                         39,000     34,500      1998
Shoshone Falls                       12,500     12,500      1999
C J Strike                           89,000     82,800      2000
Upper Malad                           9,000      8,270      2004
Lower Malad                          15,000     13,500      2004
Brownlee-Oxbow-Hells Canyon       1,398,000  1,166,900      2005
Swan Falls                           25,547     25,000      2010
American Falls                      112,420     92,340      2025
Cascade                              14,000     12,420      2031
Twin Falls                           54,300     52,737      2041
Milner                               59,448     59,448      2038

Other Generating Plants:

Other Hydroelectric                  10,400     11,300
Jim Bridger (Coal-Fired Station)    693,333    678,077
Valmy (Coal-Fired Station)          260,650    260,650
Boardman (Coal-Fired Station)        53,000     53,000

At December 31, 1995, the composite average ages of the principal parts of the Company's system, based on dollar investment, were: production plant, 16.3 years; transmission system and substations, 17.6 years; and distribution lines and substations,
13.8 years. The Company considers its properties to be well maintained and in good operating condition.

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

As a result of various federal legislative actions and proposals (such as the Electric Consumers Protection Act of 1986, Energy Policy Act of 1992, Clean Water Act Reauthorization and Endangered Species Act Reauthorization), a major issue facing the Company is the relicensing of its hydro facilities. The relicensing of these projects is not automatic under federal law. The Company must demonstrate comprehensive usage of the facilities, that it has been a conscientious steward of the natural resource entrusted to it and that there is a strong public interest in the Company continuing to hold the federal licenses. Idaho Power is actively pursuing the relicensing of its hydroelectric projects, a process that will continue for the next 10 to 15 years. The Company submitted its first applications for license renewal to the FERC in December 1995. These first applications seek renewal of the Company's licenses for its Bliss, Upper Salmon Falls, and Lower Salmon Falls Hydroelectric Projects. Although various federal requirements and issues must be resolved through the relicensing process, the Company anticipates that it's efforts will be successful. At this point, however, the Company cannot predict what type of environmental or operational requirements it may face, nor can it estimate the eventual cost of relicensing.

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

Pursuant to the Request for Public Comment, a number of Potentially Responsible Parties (PRPs) involved with the lead contamination at the site filed objections to the proposed Amended Partial Consent Decree. The objections generally contend that the government's information relating to the Company's contribution to the lead contamination at the site is erroneous, and that the Company's remedial efforts and related costs are disproportionately low in relation to its liability.

The Amended Partial Consent Decree was lodged with the U. S. District Court for the District of Idaho on December 12, 1994, along with the EPA's Motion to Enter. The Amended Partial Consent Decree provides that the Company is protected against any and all claims for contribution by other PRPs, both as to the PCB and lead contamination.

On January 24, 1995, the Company was advised that the PRP group associated with lead contamination was objecting to the proposed entry of the Amended Partial Consent Decree on the basis that the Company has not paid its "fair share" of the remaining lead clean-up costs which EPA currently estimates at approximately $5.0 million.

It was EPA's position that the Company, as an integral part of its clean-up of the PCB contamination and PCB/lead contamination, removed approximately 57 percent of the total lead contamination from the entire site, even though the Company contributed only
10.5 percent of the total lead contamination.

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

On November 30, 1995, the District Judge issued a Memorandum Decision and Order adopting the recommendations entered by the Magistrate in the Report and Recommendation. The objecting PRPs had the right but did not appeal the District Judge's Order to the Ninth Circuit Court of Appeals. Based on the entry of the Amended Consent Decree the Company will, with the EPA and the Department of Justice, seek the Company's dismissal from the case.

This matter has been previously reported in Form 10-K dated
March 9, 1989, March 8, 1990, March 14, 1991, March 16, 1992,
March 12, 1993, March 10, 1994, March 9, 1995 and other reports filed with the Commission.

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

Due to a case backlog in the Idaho District, the case was assigned to a Federal Judge in the Eastern District of Washington. In the action, the Company sought reimbursement for approximately $6.1 million in indemnity and defense costs associated with the remediation, together with prejudgment interest and attorney fees and costs for the action.

The Company successfully settled its claim for coverage with the Liquidation Trustee for the first layer insurer (which insurer is now in liquidation) on several of the policies at issue, resulting in a one-time payment of $827,500 to the Company in the fall of 1994. In late 1995, the Company reached agreements with two of the insurers to settle the claims against them on terms favorable to the Company. In early 1996, the Company entered into an oral agreement with the remaining insurers to settle its claims with them on terms favorable to the Company, and expects to reduce that agreement to writing and receive payment of the sum called for by the agreement by mid-1996.

This matter has been previously reported in Form 10-K dated March
9, 1995 and other reports filed with the Commission.

On December 6, 1991, a complaint entitled Nez Perce Tribe,
Plaintiff, vs. Idaho Power Company, Defendant, Civil No. CIV 91-
0517-S-EJL, was filed against the Company in the United States
District Court for the District of Idaho.

On September 11, 1992, the Tribe filed an Amended Complaint in which it amplified its original Complaint by asserting that Brownlee, Oxbow and Hells Canyon Dams were "constructed, operated and maintained in such a manner as to damage plaintiff's rights" to harvest fish, which rights the Tribe asserts to be "present, possessory property right(s)". As the basis for its alleged right to recover damages from the Company, the Tribe asserts that the Company negligently constructed, operated and maintained Brownlee, Oxbow and Hells Canyon Dams, that the Company negligently failed to prevent or mitigate harm to the Tribe, that the Company intentionally and willfully destroyed, interfered with, and dispossessed the Tribe of its property rights, and that the Company improperly exercised dominion over the Tribe's property, thus depriving the Tribe of its possession. The Tribe seeks through its Amended Complaint to secure actual, incidental, consequential and punitive damages in amounts to be proven at trial.

On September 18, 1992, the Company filed a motion for summary judgment in the hope of securing dismissal of the Tribe's action. The District Court issued an Order of Reference sending the case to a Federal Magistrate. On July 30, 1993, the Magistrate issued a Report and Recommendation that the District Judge grant that portion of the Company's motion for summary judgment regarding the loss of fish.

On November 30, 1993, the District Court entered a Second Order of Reference, in which the Court sent the case back to the Magistrate for the Magistrate to make additional findings with respect to the Tribe's contention that it is entitled to compensation based on physical exclusion from its usual and accustomed fishing places. On February 28, 1994, the Magistrate issued a Second Report and Recommendation wherein it was recommended that the District Court deny the Company's motion for summary judgment as to the Tribe's claim for damages arising from precluding the Tribe's access to its usual and accustomed fishing places and reaffirmed its recommendation in the original Report and Recommendation dated July 30, 1993, to grant the Company's motion for summary judgment as to all other claims.

On September 28, 1994, the Federal District Judge issued an Order rejecting the Second Report and Recommendation of the Magistrate granting, in its entirety, the Company's motion for summary judgment.

On November 8, 1994, the Tribe filed its Notice of Appeal with the Ninth Circuit Court of Appeals. No date for oral argument on the appeal has yet been set.

The Company and the Tribe have reached agreement on a proposed settlement of this case. The Nez Perce Tribal Executive Committee has approved the settlement, and the Company will submit the proposed settlement to its Board of Directors at the March Board meeting. If the Company's Board of Directors approves the settlement, it will be submitted to appropriate state and federal regulators for their approval.

This matter has been previously reported in Form 10-K dated
March 16, 1992, March 12, 1993, March 10, 1994, March 9, 1995 and
other reports filed with the Commission.

On October 6, 1994, the Company brought an action, Idaho Power Company vs. Monsanto Company, et al., in the District Court of the Fourth Judicial District of the State of Idaho, against Monsanto Company, General Electric Company, Westinghouse Electric Corporation, Schlumberger Industries, Inc., McGraw-Edison Company, Asea Brown Boveri, Inc., and Cooper Industries, Inc. The Complaint alleged fraudulent misrepresentation or omission of material facts, and/or knowing failure to warn Idaho Power Company of the hazards of PCBs, in connection with the sale, service, replacement, maintenance and/or removal of electrical equipment utilizing or contaminated with PCBs.

Pursuant to stipulations between the Company and the defendants, the case was dismissed without prejudice by orders of the court dated December 22, 1995, December 28, 1995, and January 6, 1996.

This matter has been previously reported in Form 10-K dated
March 9, 1995, and other reports filed with the Commission.

On November 30, 1995, a complaint entitled Idaho Power Company vs. Cogeneration, Inc., Case No. 98467, was filed by the Company in the District Court of the Fourth Judicial District of the State of Idaho. The proceeding involves an effort by the Company to terminate a firm energy sales agreement (FESA) for a small hydroelectric generating plant.

As required by PURPA and the orders of the IPUC, on January 7, 1992, the Company entered into a 35-year FESA with Cogeneration, Inc., to purchase the output of a 43-megawatt hydroelectric generating project known as the Auger Falls Project. The FESA for the Auger Falls Project was approved by the IPUC on January 27, 1992. The FESA required that on or before January 1, 1994, Cogeneration, Inc., post cash or cash equivalent security in the amount of approximately $1.9 million to assure performance of the FESA. Cogeneration, Inc., failed to provide the security amount. Consistent with the FESA, the Company filed a petition for declaratory order with the IPUC requesting that the FESA be terminated as a result of Cogeneration, Inc.'s breach. Cogeneration, Inc., cross petitioned claiming that its failure to perform was excused by the occurrence of an event of force majeure. On April 17, 1995, the IPUC issued its order finding that Cogeneration, Inc.'s failure to post the cash security on January 1, 1994, was a default under the FESA and further finding that the posting of the liquid security was required by the public interest. Based upon those findings, the IPUC ordered Cogeneration, Inc., to post the cash security prior to May 1, 1995. Cogeneration, Inc., failed to comply with the Commission's order and has never posted the $1.9 million amount required by the FESA.

After the IPUC order became final and non-appealable, the Company filed this complaint for declaratory relief in the District Court of the Fourth Judicial District. The Complaint sought a determination by the district court that Cogeneration, Inc.'s failure to provide the cash security and its violation of the IPUC's orders requiring that it expeditiously provide the cash security constituted material breaches of the FESA. The Company asked the district court to find that as a matter of law Idaho Power was entitled to either terminate or rescind the FESA.

In response to the Company's complaint, Cogeneration, Inc., filed counterclaims alleging that the Company, by seeking to terminate the FESA, had breached the FESA and was attempting to monopolize the electric generation market and drive Cogeneration, Inc., out of business. Cogeneration, Inc., alleged damages for breach in excess of $50 million and requested that any damages be trebled under the anti-trust laws.

On November 30, 1995, the district judge, by memorandum decision found that Cogeneration, Inc., had materially breached the FESA and the Company was entitled to either rescind or terminate the FESA.

On February 16, 1996, Cogeneration, Inc. dismissed its anti-trust claims against the Company and on February 23, 1996, the Idaho Supreme Court granted Cogeneration, Inc.'s request for an expedited appeal of the district courts decision establishing an accelerated briefing schedule and scheduling oral argument for May 10, 1996.

While the outcome of litigation is never certain, Idaho Power believes that Cogeneration, Inc.'s counterclaims are without merit.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                          Business Experience During
Name, Age and Position    Past Five (5) Years

J. W. Marshall, 57         Appointed August 18, 1989.
Chairman of the Board
and Chief Executive
Officer

L. R. Gunnoe, 60           Appointed July 12, 1990.
President and Chief
Operating Officer

Daniel K. Bowers, 48       Appointed July 10, 1986.
Vice President and
Treasurer

J. LaMont Keen, 43         Appointed November 14, 1991.
Vice President and         Mr. Keen was Controller prior to
Chief Financial Officer    November 14, 1991.

Douglas H. Jackson, 59     Appointed July 12, 1990.
Vice President -
Distribution


C. N. Olson, 46             Appointed July 11, 1991. Mr. Olson
Vice President -            was Senior Manager - Corporate
Corporate Services          Services prior to July 11, 1991.

J. B. Packwood, 52          Appointed July 13, 1989.
Vice President -
Power Supply

Robert W. Stahman, 51       Appointed July 13, 1989.
Vice President, General
Counsel and Secretary

Harold J. Hochhalter, 60    Appointed January 9, 1992.
Controller and Chief        Mr. Hochhalter was Manager of
Accounting Officer          Corporate Accounting and Reporting
                            prior to January 9, 1992.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS


The Company has paid cash dividends on its common stock in each year since 1918. For the years of 1993, 1994 and 1995, cash dividends per share of common stock were $1.86. At the July 1995 meeting, the Board of Directors voted to maintain the annual common dividend at $1.86 per share. It is the intention of the Board of Directors to continue to pay dividends quarterly on the common stock, but such dividends in the future will depend on earnings, cash requirements of the Company and other factors.


The Company's common stock is listed on the New York and Pacific Stock Exchanges. The following table indicates the reported high and low sales price of the Company's common stock for the years 1994 and 1995, as reported by The Wall Street Journal as composite tape transactions. The Company's year-end common stock price was $30 per share and the number of stockholders of record at December 31, 1995, was 30,795.


                                      1994 Quarters
Common Stock, $2.50 par value:     1st      2nd       3rd       4th
     High                       $ 30 5/8  $ 27 5/8  $ 24 7/8  $ 24 1/8
     Low                          26 7/8    21 3/4    22 1/2    22
     Dividends paid per share
      (cents)                       46.5      46.5      46.5      46.5


                                      1995 Quarters
Common Stock, $2.50 par value:     1st      2nd       3rd       4th
     High                       $ 26      $ 26 3/4  $ 27 7/8  $ 30
     Low                          23 3/8    23 5/8    23 7/8    27 1/4
     Dividends paid per share
      (cents)                       46.5      46.5      46.5      46.5

ITEM 6. SELECTED FINANCIAL DATA

SUMMARY OF OPERATIONS                 1995                1994               1993                1992
(Thousands of Dollars)
Revenues:
 General business               $  461,594          $  457,354         $  428,658          $  431,818
 Sales to other utilities           57,418              59,923             86,525              42,000
 Other revenues                     26,609              26,381             25,219              24,274
  Total revenues                   545,621             543,658            540,402             498,092
Expenses:
 Purchased power                    54,586              60,216             45,361              58,496
 Fuel expense                       54,691              94,888             87,855              96,710
 Other operation and               169,959             154,742            164,388             137,547
maintenance
 Depreciation                       67,415              60,202             58,724              59,823
 Taxes other than income taxes      22,979              23,945             22,129              20,562
  Total expenses                   369,630             393,993            378,457             373,138
Income from operations             175,991             149,665            161,945             124,954
Other income and deductions -      (14,356)            (12,160)           (12,984)            (11,133)
Net
Interest charges - Net              55,014              52,652             53,991              52,935
Income taxes                        48,412              34,243             36,474              23,162
Cumulative effect of accruing
 unbilled revenues                       -                   -                  -                   -
Net Income                          86,921              74,930             84,464              59,990
 Dividends on preferred stocks       7,991               7,398              6,009               5,516
Earnings on common stock            78,930              67,532             78,455              54,474
 Dividends on common stock          69,941              69,594             67,959              65,043
Net change to retained earnings $    8,989            $ (2,062)        $   10,496          $  (10,569)

CAPITALIZATION (000 omitted)                   %                   %                  %                  %
First mortgage bonds            $  470,000 }   45   $  490,000 }   46  $  490,000 }   47   $  485,000 }  49
Other long-term debt               202,618             203,206            203,780             216,948
Mandatory redeemable preferred           - }    9            - }    9           - }    9            - }   7
stock
Preferred stock                    132,181             132,456            132,751             107,874
Common stock (incl. prem. &        452,948 }   46      452,962 }   45     439,467 }   44      412,998 }  44
exp.)
Retained earnings                  229,827             220,838            222,900             212,404
  Total capitalization          $1,487,574    100   $1,499,462    100  $1,488,898    100   $1,435,224   100

Short-term borrowings           $   53,020          $   55,000         $    4,000          $    6,000
outstanding

SUMMARY OF OPERATIONS                 1991                1990               1989                1988
(Thousands of Dollars) (Cont'd)
Revenues:
 General business               $  409,454          $  401,350         $  397,974          $  362,050
 Sales to other utilities           52,563              44,368             70,749              32,175
 Other revenues                     21,176              19,217             27,438              18,096
  Total revenues                   483,193             464,935            496,161             412,321
Expenses:
 Purchased power                    51,210              43,923             43,845              43,723
 Fuel expense                       75,161              77,606             77,127              74,528
 Other operation and               151,593             134,126            132,114             116,230
maintenance
 Depreciation                       57,597              55,114             53,092              51,691
 Taxes other than income taxes      21,168              20,752             20,213              19,301
  Total expenses                   356,729             331,521            326,391             305,473
Income from operations             126,464             133,414            169,770             106,848
Other income and deductions -       (9,453)            (11,666)           (10,005)             (6,552)
Net
Interest charges - Net              56,901              52,605             52,997              50,762
Income taxes                        21,144              23,234             42,041              13,558
Cumulative effect of accruing
 unbilled revenues                       -                   -                  -                   -
Net Income                          57,872              69,241             84,737              49,080
 Dividends on preferred stocks       4,904               4,279              4,285               4,293
Earnings on common stock            52,968              64,962             80,452              44,787
 Dividends on common stock          63,197              63,197             62,177              61,159
Net change to retained earnings $  (10,229)         $    1,765         $   18,275          $  (16,372)

CAPITALIZATION (000 omitted)                   %                   %                  %                  %
First mortgage bonds            $  435,000 }   48   $  367,500 }   46  $  377,000 }   47   $  392,000 }  47
Other long-term debt               194,981             194,159            165,551             164,426
Mandatory redeemable preferred           - }    8            - }    5           - }    5            - }   5
stock
Preferred stock                    108,191              58,761             58,923              59,126
Common stock (incl. prem. &        356,824 }   44      358,078 }   49     357,986 }   48       357,866 } 48
exp.)
Retained earnings                  222,973             233,241            231,476             213,201
  Total capitalization          $1,317,969    100   $1,211,739    100  $1,190,936    100   $1,186,619   100
Short-term borrowings           $   48,500          $   48,280         $   31,000          $   37,000
outstanding

SUMMARY OF OPERATIONS                 1987                1986               1985
(Thousands of Dollars) (Cont'd)

Revenues:
 General business               $  343,899          $  336,480         $  336,705
 Sales to other utilities           35,447              54,987             98,980
 Other revenues                     15,251              17,394             15,495
  Total revenues                   394,597             408,861            451,180
Expenses:
 Purchased power                    30,234              31,849             16,188
 Fuel expense                       65,934              31,260             81,961
 Other operation and               114,235             114,407            125,728
maintenance
 Depreciation                       50,929              49,308             45,595
 Taxes other than income taxes      19,072              18,539             16,790
  Total expenses                   280,404             245,363            286,262
Income from operations             114,193             163,498            164,918
Other income and deductions -      (13,115)            (17,064)           (20,352)
Net
Interest charges - Net              51,843              51,206             47,891
Income taxes                        27,246              50,923             52,556
Cumulative effect of accruing
 unbilled revenues                 (11,302)                  -                  -
Net Income                          59,521              78,433             84,823
 Dividends on preferred stocks       4,298              10,553             12,447
Earnings on common stock            55,223              67,880             72,376
 Dividends on common stock          61,159              59,755             56,277
Net change to retained earnings $   (5,936)         $    8,125         $   16,099

CAPITALIZATION (000 omitted)                   %                   %                  %
First mortgage bonds            $  407,000 }   47   $   432,000 }  47  $  467,000 }   47
Other long-term debt               160,003              153,887           149,074
Mandatory redeemable preferred           - }    5             - }   5      63,000 }    9
stock
Preferred stock                     59,238               59,403            60,585
Common stock (incl. prem. &        357,797 }   48       357,708 }  48     355,007 }   44
exp.)
Retained earnings                  229,573              235,509           230,558
  Total capitalization          $1,213,611    100   $ 1,238,507   100  $1,325,224    100
Short-term borrowings           $    4,000          $     5,000        $        -
outstanding

FINANCIAL STATISTICS                1995        1994        1993         1992

Income from operations as a
percent
 of total revenues                  32.3%       27.5%       30.0%       25.1%
Times interest charges earned:
 Before tax                          3.26        3.01        3.14        2.50
 After tax                           2.40        2.38        2.50        2.08
Market-to-book ratio                 165%        131%        170%        159%
Payout ratio                          89%        103%         87%        120%
Return on year-end common
 equity                            11.56%      10.02%       1.84%       8.71%
Common stock data:
 Earnings per average share
  outstanding                  $     2.10  $     1.80  $     2.14  $     1.55
 Dividends declared per share  $     1.86  $     1.86  $     1.86  $     1.86
 Book value per share          $    18.15  $    17.91  $    17.86  $    17.28
 Average shares outstanding        37,612      37,499      36,675      35,116
(000 omitted)
 Common shareowners                30,795      26,209      26,870      27,834
 * Includes cumulative effect
of accounting change

CUSTOMER DATA

General business data:
 Energy sales - kWh
  (000,000 omitted)                11,983      12,194      11,406      11,606
 Number of customers              340,708     330,308     317,772     307,567
Residential customer data:
 Number of customers              282,797     274,187     263,682     255,022
 Average kWh use per customer      13,475      14,159      14,587      13,856
 Average rate per kWh (cents)        5.16        4.83        4.82        4.80

OTHER STATISTICS

Total assets (000 omitted)     $2,241,753  $2,191,816  $2,097,417  $1,862,307
Gross plant additions (000
 omitted)                      $   87,297  $  107,667  $  116,972  $  118,920
Number of employees (full-time)     1,522       1,609       1,654       1,638

FINANCIAL STATISTICS (Cont'd)       1991        1990        1989        1988

Income from operations as a
 percent of total revenues          26.2%       28.7%       34.2%       25.9%
Times interest charges earned:
 Before tax                          2.34        2.72        3.30        2.18
 After tax                              1        2.29        2.53        1.93
Market-to-book ratio                 168%        148%        169%        138%
Payout ratio                         119%         97%         77%        137%
Return on year-end common           9.14%      10.99%      13.65%       7.84%
equity
Common stock data:
 Earnings per average share    $     1.56  $     1.91  $     2.37  $     1.32
outstanding
 Dividends declared per share  $     1.86  $     1.86  $     1.83  $     1.80
 Book value per share          $    17.07  $    17.40  $    17.35  $    16.81
 Average shares outstanding
 000 omitted)                      33,977      33,977      33,977      33,977
Common shareowners                 28,069      29,080      30,291      32,225

 * Includes cumulative effect
   accounting change

CUSTOMER DATA

General business data:
 Energy sales - kWh
  (000,000 omitted)                11,266      11,086      11,069      10,563
 Number of customers              297,808     291,800     284,363     279,529
Residential customer data:
 Number of customers              246,689     241,790     236,008     232,650
 Average kWh use per customer      14,845      14,281      14,923      14,364
 Average rate per kWh (cents)        4.72        4.73        4.69        4.47

OTHER STATISTICS

Total assets (000 omitted)     $1,773,674  $1,680,110  $1,625,120  $1,608,935
Gross plant additions (000     $  135,904  $   80,117  $   62,094  $   64,358
omitted)
Number of employees (full-time)     1,626       1,574       1,528       1,500


FINANCIAL STATISTICS (Cont'd)       1987        1986        1985

Income from operations as a
 percent of total revenues          28.9%       40.0%       36.6%
Times interest charges earned:
 Before tax                          2.76*       3.40        3.61
 After tax                           2.10*       2.46        2.61
Market-to-book ratio                 127%        150%        133%
Payout ratio                         111%         88%         78%
Return on year-end common           9.40%      11.44%      12.36%
equity
Common stock data:
 Earnings per average share    $     1.63* $     2.00  $     2.16
outstanding
 Dividends declared per share  $     1.80  $     1.76  $     1.68
 Book value per share          $    17.29  $    17.46  $    17.29
 Average shares outstanding        33,977      33,961      33,544
(000 omitted)
 Common shareowners                33,733      34,456      35,959
 * Includes cumulative effect
of accounting change

CUSTOMER DATA

General business data:
 Energy sales - kWh
  (000,000 omitted)                10,175       9,938      10,366
 Number of customers              276,249     274,129     272,155
Residential customer data:
 Number of customers              230,486     228,921     227,562
 Average kWh use per customer      13,785      14,541      15,432
 Average rate per kWh (cents         4.34        4.21        3.98

OTHER STATISTICS

Total assets (000 omitted)     $1,602,311  $1,621,887  $1,646,847
Gross plant additions (000     $   38,929  $   50,257  $   74,064
omitted)
Number of employees (full-time)     1,521       1,524       1,568


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

EARNINGS PER SHARE AND BOOK VALUE

Three primary factors affected earnings per share in 1995: the resolution of rate cases in Idaho and Oregon, improved precipitation and streamflow conditions, and successful cost-cutting measures. In January 1995, the Company completed its general revenue requirements case in Idaho with a $17.2 million (4.2 percent) increase in rates. The Company later reached settlements with the Idaho Public Utilities Commission (IPUC) on the Twin Falls case ($3.8 million) and with the Oregon Public Utility Commission (OPUC) on general rate relief ($1.3 million). These rate increases were partially offset by weather conditions that reduced residential and irrigation energy demands. An unusually warm winter and a cool summer created a surplus energy market in which prices on sales for resale dropped to record lows. However, abundant precipitation within the Company's service territory allowed Idaho Power to capitalize on its low-cost hydroelectric generating system, dramatically reducing fuel expenses and purchased power costs. Finally, the Company instituted aggressive cost containment and efficiency measures to manage capital and operating expenses. Total operating expenses were down $24.4 million, while construction expenditures were reduced $26.6 million from 1994 amounts.

Earnings per share of common stock in 1995 totaled $2.10, up from the $1.80 earned in 1994 and only slightly lower than the $2.14 earned in 1993. The 1995 earnings equate to an 11.6 percent earned return on year-end common equity, as compared to the 10.0 percent earned in 1994 and the 11.8 percent earned in 1993. At December 31, 1995, the book value per share of common stock was $18.15.

Results of Operations

     Energy Demand and Customer Growth

Milder winter and spring temperatures reduced 1995 residential loads for heating and cooling, while the wet, cool spring reduced irrigation loads. In contrast, 1994 was characterized by a prolonged period of high summer temperatures that led to sharp increases in energy demand and led to a record peak system load.

While energy demand was down, the Company continued its growth of new customers by adding 10,400 new general business customers during 1995. This increase marks 1995 as the Company's fourth best year in terms of customer growth, coming on the heels of 1994's record-setting growth of 12,536 new general business customers. During 1995, Idaho Power added 8,610 residential customers, 1,636 commercial and industrial customers, and 154 irrigation customers.

     Economy

Idaho's economy continues to grow at a healthy pace. For the twelve months ending September 1995, non-agricultural employment in Idaho rose 4.4 percent, making Idaho the eighth fastest growing state in the nation. Idaho's per capita income grew by
5.8 percent in 1994 and by an average 6.3 percent through the first half of 1995.

While job and income growth have kept Idaho near the top of the national rankings during 1995, monthly employment gains from 1994 levels reveal a slackening in the rate of job growth. In addition, some of Idaho's larger employers announced plans for restructuring and consolidation. Idaho's September 1995 non-agricultural employment was up 1.9 percent, while manufacturing, trade, and services employment posted gains of 1.5 percent, 3.2 percent, and 2.6 percent respectively when compared to September 1994. Non-agricultural employment growth in the Boise Metropolitan Statistical Area remains relatively high, with a net increase of 4.2 percent (7,300 jobs) between September 1994 and September 1995.

Further restructuring within the forest products industry, a slowing of residential construction activity (due to a lower level of economic activity), and changes slated for the Idaho National Engineering Laboratory (INEL) near Idaho Falls should keep Idaho's employment growth in 1996 and 1997 within the 2.5 percent to 3.0 percent range, as compared to the average of 6.9 percent experienced during 1993 and 1994.

The number of residential customers in Idaho Power's service area grew by 3.4 percent in 1993, 4.0 percent in 1994, and 3.1 percent in 1995. Over the next five years, the Company projects that the number of new households in its service area will grow by an average annual rate of 2.4 percent.

     Revenues

For the three-year period 1993-1995, the Company received an average 86 percent of its operating revenues from electric sales in Idaho, 5 percent in Oregon, less than 1 percent in Nevada, and 9 percent from the wholesale market. For the same three-year period, the average percentages of total operating revenues by customer category were as follows:

  -    34 percent from residential customers;
  - 30 percent from a combination of irrigation customers, street lighting customers, and commercial customers with less than 1,000 kW demand;
  - 19 percent from industrial customers with demand of 1,000 kW or greater;
  - 13 percent from sales to other utilities and interchange arrangements; and
  -    4 percent from miscellaneous revenue.

The Company's energy sales to general business customers fell 1.7 percent in 1993, increased 6.9 percent in 1994, but decreased 1.7 percent in 1995. The sales increase in 1994 reflects the strong economic growth in Idaho Power's service territory; increases in new customers served; and hot, dry summer weather. In 1995, residential usage was down 1.5 percent, due to the mild weather, even with an increase of new customers during the year. The declines in 1993 and 1995 may be traced to wet spring weather that reduced irrigation kilowatt-hour sales in those years by
28.8 percent and 25.2 percent respectively. In addition, temporary operational changes made in 1993 by two of the Company's large industrial customers lowered their energy consumption. FMC Corporation periodically curtailed 1993 operations at its elemental phosphorous production plant in response to market conditions for its product. The INEL also reduced its 1993 electrical usage. However, both FMC and INEL returned to a higher level of operation during 1994. Those two entities, along with Boise's Micron Technology, increased their energy usage in 1995.

General business revenues represent approximately 83 percent of the Company's total operating revenues. For 1993, general business revenues were $428.7 million, for 1994 $457.4 million, and for 1995 $461.6 million. The 1994 increase reflects above-normal summer temperatures that increased irrigation revenues by $16.2 million (33.2 percent). The 1995 increase reflects rate increases during the year and increased sales to some industrial customers. The number of general business customers served increased by 33,141 (10.8 percent) during the three-year period. The average residential customer used 14,587 kilowatt-hours (kWh) of electricity in 1993, 14,159 kWh in 1994, and 13,475 kWh in 1995, primarily due to varied weather patterns.

Total operating revenues increased by $42.3 million (8.5 percent) in 1993, $3.3 million (0.6 percent) in 1994, and $2.0 million (0.4 percent) in 1995. Increased opportunity sales to other utilities created the 1993 increase in total operating revenue. Customer growth, coupled with above-normal summer temperatures, accounted for the 1994 increase. However, that increase was offset by a decline in opportunity sales caused by reduced streamflows. The increase for 1995 reflects the continuing strength of economic growth in the Company's service territory, the continued increase in new customers, and rate increases in the Idaho jurisdiction. The 1995 increase was partially offset by reduced revenues from sales for resale.

     Off-System Sales

Revenues from sales to other utilities rose $44.5 million in 1993, declined $26.6 million in 1994, and declined by an additional $2.5 million in 1995. Off-system sales are composed of firm sales (long-term contracts) and opportunity sales made on a when-available basis. The volume and price of these sales depend on the Company's firm energy demand, hydroelectric generating conditions in its service territory, and market conditions throughout the West. Revenues from firm sales to other utilities totaled $45.4 million in 1993, $53.6 million in 1994, and $45.2 million in 1995. Revenues from opportunity sales to other utilities totaled $41.1 million in 1993, $6.3 million in 1994, and $12.2 million in 1995. The return to more normal hydroelectric generating conditions in 1993 increased the volume of sales and revenue dramatically, while drought conditions reduced opportunity sales in 1994. In 1995, improved hydroelectric generating conditions created an increase in opportunity energy sales. However, reduced demand on the energy market cut the prices of such sales by 53 percent when compared to those received in 1994.

     Expenses

Total operating expenses rose by $5.3 million in 1993 and $15.5 million in 1994, but decreased by $24.4 million in 1995. The 1993 rise in operating expenses reflects the deferral of certain 1992 drought-related net power supply costs to 1993, as authorized by the IPUC. Maintenance expenses also increased in 1993 with that year's return to improved hydroelectric operating conditions. The added expense for 1994 reflects drought conditions, which increased the Company's reliance on thermal generation and purchased power. The decrease in 1995 may be traced to improved hydroelectric operating conditions, which lowered purchased power and fuel expenses by $5.6 million and $40.2 million respectively.

Purchased power expenses fluctuated during the three-year period. This situation reflects necessity purchases from neighboring utilities during the 1994 drought, and increased purchases in 1993 from cogeneration and small power production (CSPP) projects as hydroelectric generating conditions improved. Purchased power expenses were lower in 1995 with the return to more normal hydro conditions. The decrease was tempered by economy purchases made while the market prices for off-system sales were soft and increased purchases from CSPP projects.

All other operation and maintenance expenses fluctuated during the three-year period, with a cumulative increase of $32.4 million. These variations are due, in part, to increases in payroll and benefits, changes in operation and maintenance due to water conditions, but were partially reduced by the successful efforts of the Company's employees to manage operating costs.

Depreciation expense was up for the three-year period by $7.6 million (12.7 percent), due to a greater plant investment base. Taxes other than income taxes rose $2.4 million (11.8 percent) as a result of additional property taxes and taxes on the increased generation and sale of hydroelectric power.


     Interest Charges

Interest charges on long-term debt fluctuated during the three-year period, with a cumulative decrease of $1.0 million. This decrease reflects the maturity, early redemption, and issuance of several series of first mortgage bonds at reduced or lower interest rates. The Company took advantage of declining interest rates during 1993 to refinance several higher-cost bond issues. These refinancings reduced the overall cost of debt and annual interest expense by an amount that largely offset the cost of additional financing (see Note 5 of Notes to Consolidated Financial Statements).

Interest on short-term debt rose during the three-year period due to fluctuating interest rates during the three-year period, as well as to a higher level of short-term borrowings. At December 31, 1995, the Company's short-term borrowings totaled $53.0 million (see Note 7 of Notes to Consolidated Financial Statements).

     Income Taxes

In August 1993, the U.S. Congress enacted the Omnibus Budget Reconciliation Act. Among other things, the Act raised the statutory corporate federal income tax rate from 34 percent to 35 percent, retroactive to January 1, 1993. Accordingly, taxes on current income were computed at the higher rate. Also in 1993, the Company settled with the Internal Revenue Service (IRS) federal income tax liabilities for the 1987-1990 tax years. In 1994, the Company settled federal income tax liabilities for the 1991-1992 tax years, except for immaterial amounts relating to a partnership.

     Precipitation and Streamflows

Idaho Power analyzes precipitation and streamflow conditions based on the effect on Brownlee Reservoir, primary water source for the three Hells Canyon hydroelectric projects. In normal years, these three projects combine to produce about half of the Company's generated electricity. In 1994, below-normal precipitation created drought conditions and reduced the amount of water flowing into the Company's reservoir system. However, in 1993 and 1995, Idaho Power's service territory experienced above average water years. Between April and July 1995, the Company recorded 6.6 million acre feet (MAF) of water flowing into Brownlee Reservoir. This figure is 110 percent of 1993's 6.0 MAF, 236 percent of 1994's 2.8 MAF, and 138 percent of the 66-year median of 4.8 MAF.

The early indications for 1996 are promising. As of February 1, 1996, reservoir storage above Brownlee Reservoir was at 81 percent of capacity compared to a normal of 62 percent The average snow water equivalent for the Snake River above Brownlee
Reservoir was 116 percent of the 30-year average, compared to 114 percent of the average at this time last year.


     Energy Requirements

With precipitation and streamflow conditions above normal in 1995, hydroelectric generation accounted for 58 percent of the Company's total energy requirements. This figure is an improvement over 1993's 52 percent, and is substantially higher than 1994's 40 percent. During 1995, thermal generation accounted for 29 percent of total energy requirements, while purchased power and other interchange supplied 13 percent. Under historically normal conditions, the Company's hydro system supplies approximately 57 percent of its total energy requirements, with thermal generation accounting for 34 percent and purchased power and other interchanges contributing the remaining 9 percent.

The Company expects to meet 1996's projected energy loads by using its hydro and coal-fired facilities and its strategic geographic location, which presents excellent opportunities to purchase, sell, exchange, and transmit Northwest energy.

     Regulatory Issues

       Power Cost Adjustment

Since 1993, the Idaho Power's Power Cost Adjustment (PCA) mechanism has allowed the Company to collect or to refund the differences between actual net power supply costs and those allowed in the Company's Idaho base rates. Deviations from forecasted costs are deferred with interest and trued up in the following year. With the IPUC's revenue requirement order on February 1, 1995, the PCA mechanism increased to a 90 percent recovery level from its original 60 percent. The Company filed its 1995 PCA application with the IPUC on April 15, 1995, requesting a decrease in PCA rates for the Idaho jurisdiction. The decrease (in effect from May 16, 1995 through May 15, 1996) was approximately $8.2 million (1.9 percent), including last year's true-up, still in excess of base rates. At December 31, 1995, the Company had recorded $1.0 million less in power supply costs then projected in the 1995 forecast. The Company has deferred this cumulative amount and will include it as a reduction in the 1996 PCA true-up.

       General Revenue Requirement Case

On June 30, 1994, Idaho Power filed an application with the IPUC to increase rates in its Idaho jurisdiction. The Company based its application on calendar year 1993, using a thirteen-month average rate base annualized for its new Swan Falls production project and a year-end capitalization structure. In its application, the Company requested $37.1 million in general rate relief, representing a 9.09 percent increase in rates, a 12.50 percent return on equity, and a 9.88 percent overall rate of return. On January 31, 1995, the Company received IPUC Order No. 25880, which authorized $17.2 million in general rate relief, representing a 4.2 percent overall increase in Idaho retail rates. The relief was based on an 11.0 percent allowed return on equity and an overall rate of return of 9.2 percent. The increase in Idaho retail rates went into effect on February 1, 1995.

       Twin Falls Rate Case

In August 1995, the IPUC issued an order authorizing the Company to increase its Idaho retail rates on an annual basis by $3.8 million (0.9 percent). This increase was uniform to all customer classes, as well as to special contract customers. The Company originally applied for a $6.3 million (1.5 percent) increase to recover capital costs and related expenses associated with the construction of a new 43.5 megawatt (MW) power plant at its Twin Falls hydro facility, along with additional plant investments at the Swan Falls hydro facility since the filing of its last general rate case.

The major issue in this case was whether the reduced power supply costs resulting from the inclusion of the Twin Falls hydro expansion would be recognized explicitly through a reduction in base energy rates or implicitly through the PCA. The Company reached a compromise with the IPUC staff on the overall revenue requirement and agreed to recognize benefits up front in base rates, instead of flowing the benefits through the PCA. As a result, the Company's original $6.3 million request was reduced by $1.9 million. The effect on projected Company earnings is only 10 percent of this amount ($190,000), since all but 10 percent of the power supply cost reduction would have been passed through to Idaho customers in the next PCA adjustment. The IPUC action enabled the Company to recover the capital costs of a plant addition within weeks of the plant becoming operational.

       Regulatory Settlement

On August 3, 1995, the Company filed a proposal with the IPUC to defer and amortize costs associated with its internal transformation process and acceleration of amortization of regulatory liabilities associated with accumulated deferred investment tax credits (ADITCs). The IPUC approved a settlement agreement confirming the proposal, which allows the Company to accelerate the amortization of the regulatory liabilities associated with ADITCs whenever the Company's year-end return on equity falls below 11.5 percent. In addition, the order allows the Company to defer certain costs associated with its corporate reorganization as regulatory assets and amortize them over a 10-year period.

The terms and conditions of the Order will remain in effect through 1999. Under the Order, when the Company's actual earnings in a given year exceed an 11.75 percent return on year-end common equity, the Company will refund 50 percent of the excess through its next PCA adjustment.

Other important points in the Order are: (1) the Company may accelerate a maximum of $30 million of regulatory liabilities associated with ADITCs over the five-year period; (2) the Company will not be allowed to increase its Idaho general rates prior to January 1, 2000, except under special conditions as defined in the Settlement Agreement; and (3) Idaho Power agrees that its quality of service will not decline as a result of corporate reorganization. The proposed accounting treatment of deferred investment tax credits has been submitted to the IRS for approval. On November 22, 1995, the Idaho State Tax Commission approved the accounting treatment for the Idaho ADITCs. No accelerated ADITC was recognized in 1995.

       Cogeneration and Small Power Production Contracts

In September 1993, the Company submitted a detailed position paper to its state regulators and other interested parties. This report outlined proposed changes in the Company's resource acquisition policy. In light of the potential deregulation of the electric utility industry and a more competitive power supply marketplace, Idaho Power's position was that current resource acquisition policies had to be changed to avoid burdening the Company and its customers with unnecessary future power supply costs. In December 1993, the Company filed with the IPUC for permission to approve lower published prices for new CSPP contracts. In response to the Company's filing, the IPUC issued an order on January 31, 1995, approving lower published CSPP rates. In addition, the IPUC determined that negotiated rates for future CSPP projects larger than 1 MW should be tied more closely to values determined in the Company's integrated resource planning (IRP) process.

       Oregon General Rate Relief

In May 1995, Idaho Power filed an application with the OPUC seeking general rate relief of approximately $3.4 million, or a
16.65 percent increase. The Company later negotiated a Settlement Stipulation with the OPUC staff, the Company's Oregon industrial customers, and the Citizens Utility Board of Oregon. The settlement grants Idaho Power a $1.3 million general rate increase for its Oregon retail customers. The OPUC approved the settlement agreement on November 28, 1995.

       Drought-Related Rate Relief

In response to the Company's April 1995 application, the OPUC granted $1.5 million in drought-related rate relief. The OPUC Order allows recovery of the $1.5 million through the continued application of an existing increase authorized in July 1993 (for 1992 drought relief). The rate increase will remain in effect for approximately 34 months beginning in July 1995. The Company had deferred, with interest, increased power supply costs between May 1994 and December 31, 1994.

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

As a part of its Resource Contingency Program, the Bonneville Power Administration (BPA) requested proposals to provide up to 800 average MW of energy options. Ida-West, along with two partners, submitted a proposal for a 227 MW gas-fired cogeneration project to be located near Hermiston, Oregon. On June 4, 1993, BPA selected three projects_including that of the partnership_for participation in the program. The partnership and BPA signed an option development agreement granting BPA an option to acquire energy and capacity from the project any time during a five-year option hold period after all option development period tasks, including permitting, have been completed. The option also entitles the partnership to BPA reimbursement for certain development costs, based on the achievement of certain milestones. This option includes an exclusive right to acquire energy and capacity from a second 233 MW unit at the site during the same five-year option hold period. In March 1994, BPA and the partnership reached an additional agreement on the power purchase contract, setting forth the terms and conditions by which BPA will purchase energy and capacity from the project upon exercise of the option. The partnership expects to complete development period tasks during the first quarter of 1996. Project financing for construction costs would be non-recourse to the Company.

The Company has invested $20 million in Ida-West. Ida-West continues an active search for new projects.

       IDACORP, Inc.

Through this wholly-owned subsidiary, the Company is participating in three affordable housing programs. These investments provide a return to IDACORP by reducing the Company's federal income taxes and by assuring a return on investment through tax credits and tax depreciation benefits.

Liquidity and Capital Resources

     Cash Flow

The Company's net cash generation from operations totaled $437.9 million for the three-year period 1993-1995. After deducting common and preferred dividends of $227.7 million, net cash generation from operations provided approximately $210.2 million for the Company's construction program and other capital requirements.

Internal cash generation after dividends provided 54 percent of the Company's total capital requirements in 1993, 41 percent in 1994, and 101 percent in 1995. The Company projects that internal cash generation after dividends will provide approximately 90 percent of total capital requirements in 1996 and over 100 percent during the five-year period 1996-2000. Idaho Power expects to continue financing its construction program and other capital requirements with both internally generated funds and, to the extent necessary, externally financed capital. During the forecast period, the Company also has first mortgage bond maturities of $20.0 million in 1996, $30.0 million in 1998, and $80.0 million in 2000. At January 1, 1996, the Company's lines of credit maintained with various banks totaled $85.0 million (see
Note 7 of Notes to Consolidated Financial Statements).

     Construction Program

The Company's consolidated cash construction expenditures totaled $122.9 million in 1993, $110.5 million in 1994, and $84.0 million in 1995. Approximately 36 percent of these expenditures were for generation facilities, 15 percent for transmission facilities, 38 percent for distribution facilities, and 11 percent for general plant and equipment.

       Swan Falls Project

Early in the spring of 1994, the Company completed testing of the renovated Swan Falls Hydroelectric Project and declared both units available for commercial operation. Additional work to preserve the old powerhouse as an historical site began during the year, with work to establish a museum on the site scheduled for completion in 1996.

       Twin Falls Project

In July 1995, the Company completed testing of the new expansion turbine at its Twin Falls Hydroelectric Project and declared the unit available for commercial operation. This project added 43.5 MW of capacity to the Company's generation system and a second powerhouse to the Twin Falls site.

       Southwest Intertie Project

Idaho Power is continuing to study the economic feasibility of constructing the Southwest Intertie Project (SWIP) to capitalize on its strategic location between the Intermountain West and the Pacific Northwest. The Company's SWIP proposal calls for a 500-mile, 500 kilovolt (kV) transmission line that would serve as a major north-south transmission artery, interconnecting the Company's system with those of utilities in California and the Southwest. In December 1994, the U.S. Bureau of Land Management
(BLM) issued a favorable record of decision on the Company's environmental impact statement and granted the project a right-of-way across public lands in Idaho, Nevada, and Utah. Idaho Power intends to retain up to 20 percent of ownership and capacity in the 1,200 MW project. The SWIP may be built in segments as warranted by demand for its transmission services. Idaho Power and the BLM are working on a detailed, site-specific construction, operation, and maintenance plan aimed at mitigating the environmental impact of the project.

The Company sent participation packages to interested parties and received capacity requests from these groups during the fourth quarter of 1995. Ownership allocation has been completed between the six interested parties and negotiations are in process for the execution of the Memorandum of Agreement (MOA). At the time of execution of the MOA the Company is requiring each party to pay its share of the approximately $8.5 million expended for environmental permitting, right-of-way acquisition, and related development activities. The SWIP owners will then form an Executive Committee with voting rights proportional to their share of the project. The Executive Committee will oversee development activities for the SWIP and related projects.

The Company is positioning SWIP as an open-access transmission opportunity for participants, in line with the Notice of Proposed
Rulemaking (NOPR) issued by the Federal Energy Regulatory
Commission (FERC).

     Financing Program

       Capital Structure

The Company's capital structure (as illustrated in Selected Financial Data) fluctuated during the three-year period, with common equity growing to 46 percent, preferred staying at 9 percent, and long-term debt falling to 45 percent. The Company's objective is to maintain capitalization ratios of approximately 45 percent common equity, 8-10 percent preferred stock, and the balance in long-term debt. The Company's pre-tax interest coverage ratios were 3.14 times in 1993, 3.01 times in 1994, and
3.26 times in 1995. The Company has on file a shelf registration statement for the issuance of first mortgage bonds and/or preferred stock, with an aggregate principal amount not to exceed $200 million.

       Common Stock

During the period of January 1992 through May 1994, the Company issued original issue shares of common stock for its Dividend Reinvestment and Stock Purchase Plan, and for its Employee Savings Plan. During 1993 and 1994, common shares totaling 898,528 and 527,296, respectively, were issued to these plans. During 1995 no original issue shares were issued pursuant to these plans. The Company used the net proceeds from these issues for its ongoing construction program.

     Environmental Issues

       Salmon Recovery Plan

Work continues on the development of a comprehensive and scientifically credible plan to ensure the long-term survival of anadromous fish runs on the Columbia and Lower Snake Rivers.

In mid-August 1994, the federal government changed its designation of the Fall Chinook Salmon from Threatened to Endangered. The Company does not anticipate that the new designation will have any major effects on its operations. In September 1991, the Company modified operations at its three-dam Hells Canyon Hydroelectric Complex to protect the Fall Chinook downstream during spawning and juvenile emergence. From its start, the Company's Fall Chinook program has exceeded the protection requirements for threatened species, affording the fish the same high level of protection due an endangered species.

In March of 1995, the National Marine Fisheries Service (NMFS) released a Proposed Recovery Plan for the listed Snake River Salmon. The NMFS accepted public comment on the Plan through December of 1995. As drafted, the Plan would not require any change to the Company's current operations for salmon. Pending completion of a final recovery plan by the NMFS, the U.S. Army Corps of Engineers and other governmental agencies operating federally-owned dams and reservoirs on the Snake and Columbia Rivers will continue to consult with the NMFS regarding ongoing system operations. These interim operations are not expected to change the Company's current operations for salmon.

The Northwest Power Planning Council (NWPPC) issued its recovery plan for Snake River anadromous fish, the Strategy for Salmon, on December 15, 1994. The NWPPC plan calls on the U. S. Bureau of Reclamation (BOR) to acquire 500,000 acre-feet of water within the Snake River Basin by 1996, and an additional 500,000 acre-feet by 1998. The water is to be acquired from willing sellers. Thus far, the BOR has indicated it does not intend to comply with the request to acquire 1,000,000 acre-feet of additional water. However, if the BOR does comply and successfully implements the request, its movement of additional water could have a material impact on the Company's Power supply costs. The strategy for Salmon also calls for the Company to contribute 427,000 acre-feet of water from Brownlee Reservoir as required in the NMFS Proposed Recovery Plan. The Company is presently negotiating with BPA to obtain reimbursement for the costs associated with lost generation and the storing of energy resulting from the release of the 427,000 acre-feet.

       Nez Perce Lawsuit

On December 6, 1991, the Nez Perce Tribe filed a civil action against the Company in the U.S. District Court for the District of Idaho. The Tribe alleged that the Company's construction, operation, and maintenance of the three-dam Hells Canyon Hydroelectric Project prevented anadromous fish from reaching their traditional spawning areas, destroyed certain fish runs, and denied access to certain of the Tribe's usual and accustomed fishing places. These actions allegedly deprived the Nez Perce Tribe of its treaty rights to take fish from the Columbia and Snake Rivers. The Tribe is seeking compensatory and punitive damages, each in an amount to be proven at trial.

Idaho Power maintains that the suit is without merit and asked the federal court to issue a summary judgment dismissing the action. The Company believes that the responsibility for concerns expressed by the Nez Perce Tribe lies with the United States government. The Hells Canyon Project was licensed by the federal government, was built in accordance with federally approved plans, and is operated subject to federal regulation. The Company has complied with the government's requirements to mitigate any effects that the Project may have had on the fisheries.

On January 19, 1993, the Court took the Company's motion for summary judgment under advisement. On July 30, 1993, U.S. Magistrate Judge Larry Boyle issued a Report and Recommendation to the District Judge. Judge Boyle recommended that the District Judge grant that portion of the Company's motion for summary judgment regarding the loss of fish and deny the portion of its motion dealing with the Tribe's claim to compensation for exclusion from its usual and accustomed fishing sites. On March 21, 1994, U.S. District Judge Harold L. Ryan upheld Judge Boyle's recommendation regarding fish losses and took the question of compensation for exclusion from fishing sites under advisement. On September 28, 1994, after reviewing responses and objections on that issue, Judge Ryan rejected the Tribe's claim and granted the final portion of the company's motion for summary judgment. The Tribe has appealed Judge Ryan's decision to the Ninth Circuit Court of Appeals and the case has been fully briefed and submitted to the Court. No date has been set for oral argument on the appeal.

The Company and the Tribe have reached agreement on a proposed settlement of this case. The Nez Perce Tribal Executive Committee has proposed a settlement and the Company will submit the proposed settlement to its Board of Directors at the March board meeting. If the Company's Board of Directors approves the settlement, it will be submitted to appropriate State and Federal regulators for their approval.

       Threatened and Endangered Snails

In mid-December 1992, the U.S. Fish and Wildlife Service (USFWS) listed five species of Snake River snails as Threatened and Endangered Species. Since that time, the Company has included this possibility in all of its discussions regarding relicensing and new hydro development.

The listing specifically mentions the impact that fluctuating water levels related to hydroelectric operations may have on the snails' habitat. Although most of the hydro facilities on that reach of the Snake River are baseload facilities, some of them do provide limited load-following capability. At present, there is no certainty as to the effects, if any, that water fluctuations caused by these facilities may have on the snails. While it is possible that the listing could affect how Idaho Power operates its existing hydroelectric facilities on the middle reach of the Snake River, the Company believes that such changes will be minor and will not present any undue hardship.

In 1995, as a part of its federal hydro relicensing process, Idaho Power obtained a permit from the USFWS to study five species of endangered Snake River snails. The Company's biologists will conduct this study over the next three years, focusing on potential snail habitat in the middle Snake River. The Company's objective is to gain scientific insight into how or if these snails are affected by a variety of factors, including hydropower production, water quality, and irrigation run-off. The study will review how these and other factors influence the status of the various colonies and their respective habitats.

       Mountaineer Cleanup

In May 1993, the Company was notified that Bridger Coal Company
(BCC) was a potential contributor to a Superfund site involving waste motor oil delivered to Mountaineer Refinery in Wyoming. Idaho Energy Resources Company (IERCo), a wholly-owned subsidiary of Idaho Power, owns one-third of BCC. In November 1993, BCC agreed to be included on the list of parties potentially responsible for this site. The estimated cleanup costs totaled approximately $4.0 million. BCC's portion of the cleanup costs, based on the amount of oil delivered to the site, was estimated to be approximately 4.63 percent ($185,200). However, because additional contributors are likely to be added to the list of potentially responsible parties, BCC's final share of the cleanup costs is likely to be considerably less. Most of the cleanup has been completed, with the exception of a two-year program to monitor ground water. To date, BCC has expended $84,700 in cleanup costs and continues to carry $42,750 as an unfunded liability as of December 31, 1995. IERCo is responsible for one-third of BCC's share of the cleanup costs.

       Clean Air

Idaho Power has analyzed the Clean Air Act's effects on the Company and its ratepayers. The Company's coal-fired plants in Oregon and Nevada already meet the federal emission rate standards for sulfur dioxide (SO2) and Idaho Power's coal-fired plant in Wyoming meets that state's even more stringent SO2 regulations. Therefore, the Company foresees no adverse effects on its operations with regard to SO2 emissions.

During 1994, the Company, together with PacifiCorp and Black Hills Corporation, entered into Phase I substitution agreements with Illinois Power Company. The agreements designate Units 1, 2, 3, and 4 of the Company's Jim Bridger thermal facility, together with facilities owned by PacifiCorp and Black Hills Corporation, as substitution units for Illinois Power's Baldwin #2. The substitution agreements will allow the Company to grandfather in less restrictive Phase I nitrous oxide emission requirements at the Jim Bridger units. As a part of the agreements, the Company negotiated the sale of a number of its Phase I SO2 emission allowances to Illinois Power.

       Electric and Magnetic Fields

While scientific research has yet to establish any conclusive link between electric and magnetic fields (EMFs) and human health, the possibility has caused public concern in the United States and abroad. Electric and magnetic fields exist wherever there is electric current, whether the source is a high-voltage transmission line or the simplest of electrical household appliances. Concerns over possible health effects have prompted regulatory efforts in several states to limit human exposure to EMFs. Depending on what researchers ultimately discover and any necessary regulations, it is possible that this issue could affect a number of industries, including electric utilities. However, it is difficult at this time to estimate what effects, if any, the EMF issue could have on the Company and its operations.

     Competition and Strategic Planning

Competition is increasing in the electric utility industry, due to a variety of developments. In response, Idaho Power continues to proceed with a strategic planning process. The goal of this process is to anticipate and fully integrate into Company operations any legislative, regulatory, environmental, competitive, or technological changes. With its low energy production costs, Idaho Power is well-positioned to enter a more competitive environment and is taking action to preserve its low-cost competitive advantage.

The Company believes that the future of the electric utility industry will be characterized by the right of customers to choose their own electric service provider. To remain successful, Idaho Power must continue to provide value to its shareholders in the face of this new competitive environment. The Company's vision involves three strategies for creating this value: selective and efficient use of capital; an enhanced customer orientation; and innovative, efficient operations. Because future prices for power will be determined more by market forces and less by regulatory administration, the Company must be very selective and efficient in the use and allocation of capital. Idaho Power will invest in improving and expanding its core business, in developing new opportunities beyond its current service territory, and in continuing to develop non-regulated opportunities consistent with the Company's core competencies.

Based on this vision and the Company's efforts to increase shareholder and customer value, Idaho Power is transforming its operations to improve both efficiency and customer service. Teams of employees are redesigning work processes. In some cases, these improved processes are successfully in place. During 1995, Idaho Power announced plans for voluntary and involuntary separation packages in the event of workforce reductions resulting from its reorganization efforts. The packages include compensation based on years of service and address medical benefits and transition services. The Company is reorganizing on a department-by-department basis and anticipates that this redesign effort will continue at least through 1996.

To accommodate this redesign effort and to implement its vision, Idaho Power filed a new regulatory proposal with the IPUC on August 3, 1995 (see Regulatory Settlement). The IPUC approved a Settlement Stipulation that provides for a general rate freeze through the end of 1999 and allows the accelerated amortization of regulatory liabilities associated with accumulated deferred investment tax credits (ADITCs), as necessary, to provide a minimum return on actual year-end common equity of 11.5 percent. The rate freeze and the accelerated amortization of regulatory liabilities associated with ADITCs gives the Company time to pursue and to implement its efficiency and growth initiatives with the assurance of at least a reasonable level of financial performance without the need to change customer prices.

     Contract Cancellation

On June 3, 1994, the IPUC approved the buyout and cancellation of a January 22, 1993 Firm Energy Sales Agreement (FESA) with Meridian Generating Company, L. P. (MGC). The FESA was a 25-year agreement with MGC for the output from a 54 MW natural gas-fired combined cycle cogeneration facility located in Meridian, Idaho. The Company estimates that the revenue requirement savings, net of cancellation charges paid to MGC, are between $130 and $170 million.

     Western Regional Transmission Association

The FERC has approved the formation of a transmission association of western electric power suppliers and buyers. The members of this association organized to provide one another with comparable electricity transmission services. Idaho Power is a charter member of the new organization, called the Western Regional Transmission Association (WRTA). The WRTA is the first group of its kind in the United States, and is indicative of changes forthcoming in the electric utility industry. The primary purposes of the WRTA will be to facilitate open access to transmission services and to resolve related disputes. These concerns are among the fundamental issues being addressed as the electric utility industry becomes more competitive and less regulated, in accordance with the National Energy Policy Act of 1992. The 43 members of the WRTA own about 70 percent of the transmission system in the U.S. portion of the Western Systems Coordinating Council.

     FERC Proposed Rule

On March 29, 1995, the FERC issued a NOPR on Open-Access Non-Discriminatory Transmission Services by Public and Transmitting Utilities, and a supplemental NOPR on Recovery of Stranded Costs. These NOPRs would require utilities owning transmission lines to file non-discriminatory rates available to all buyers and sellers of electricity, would require the utilities to use that tariff for their own wholesale sales and purchases, and would allow the utilities to recover stranded costs. In addition, the Company has submitted to the FERC an open-access transmission tariff for its existing transmission facilities. The Company anticipates that the final rules could take effect in 1996.

     Accounting Issues

In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which is effective in 1996. This standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized if the sum of the estimated future undiscounted cash flows to be generated by an asset is less than its carrying value. The amount of the loss would be based on a comparison of book value to fair value. SFAS No. 121 also amends SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," to require write-off of a regulatory asset if it is no longer probable that future revenues will recover the cost of the asset. SFAS No. 121 does not affect Idaho Power at this time. However, the Company will review the standard on an ongoing basis.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This standard establishes a fair-value method of accounting for stock options and other equity instruments. It permits entities to continue applying the intrinsic-value method included in Statements of the Accounting Principles Board (APB-25), but requires the entities to disclose information in accordance with SFAS 123 if they choose to continue using the intrinsic-value method. Among the information that entities must disclose is the pro-forma amount of net income and earnings per share as if the fair-value method was used. The disclosure requirements are applicable for financial statements for fiscal years beginning after December 15, 1995. The Company has chosen to use the APB-25 intrinsic-value method, but has estimated compensation costs applicable to its Restricted Stock Plan and accrued them as a compensation expense in 1995.

     Relicensing of Hydroelectric Projects

Idaho Power is actively pursuing the relicensing of its hydroelectric projects, a process that will continue for the next 10 to 15 years. The Company submitted its first applications for license renewal to the FERC in December 1995. These first applications seek renewal of the Company's licenses for its Bliss, Upper Salmon Falls, and Lower Salmon Falls Hydroelectric Projects. Although various federal requirements and issues must be resolved through the relicensing process, the Company anticipates that its efforts will be successful. At this point, however, the Company cannot predict what type of environmental or operational requirements it may face, nor can it estimate the eventual cost of relicensing.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES



                                                             PAGE

Management's Responsibility for Financial Statements          41

Consolidated Financial Statements:

 Consolidated Balance Sheets as of December 31, 1995,
  1994 and 1993                                             42-43

 Consolidated Statements of Income for the Years
  Ended December 31, 1995, 1994 and 1993                      44

 Consolidated Statements of Retained Earnings for
  the Years Ended December 31, 1995, 1994 and 1993            45

 Consolidated Statements of Capitalization as of
  December 31, 1995, 1994 and 1993                            46

 Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1995, 1994 and 1993                      47

 Notes to Consolidated Financial Statements                 48-58

Independent Auditors' Report                                  59

Supplemental Financial Information (Unaudited)                60

Supplemental Schedule for the Years Ended December 31,
 1995, 1994 and 1993:

   Schedule II-  Consolidated Valuation and
   Qualifying Accounts                                        67


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


/s/ Joseph W. Marshall             /s/ J. LaMont Keen
Joseph W. Marshall                 J. LaMont Keen
Chairman and                       Vice President and Chief
Chief Executive Officer            Financial Officer


               /s/ Harold J. Hochhalter
               Harold J. Hochhalter
               Controller and Chief Accounting Officer



IDAHO POWER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS

                                                    December 31,
                                            1995       1994         1993
                                               (Thousands of Dollars)

 ELECTRIC PLANT (Notes 1, 5 and 10):
 In service (at original cost)          $2,481,830   $2,383,898   $2,249,723
 Accumulated provision for depreciation   (830,615)    (775,033)    (728,979)
  In service - Net                       1,651,215    1,608,865    1,520,744
 Construction work in progress              20,564       46,628       92,682
 Held for future use                         1,106        1,150        2,958

    Electric plant - Net                 1,672,885    1,656,643    1,616,384

 INVESTMENTS AND OTHER PROPERTY             16,826       18,034       20,772

 CURRENT ASSETS:
 Cash and cash equivalents (Note 1)          8,468        7,748        8,228
 Receivables:
  Customer                                  33,357       31,889       29,741
  Allowance for uncollectible accounts      (1,397)      (1,377)      (1,377)
  Notes                                      5,134        4,962        5,616
  Employee notes receivable                  4,648        5,444        5,909
  Other                                     10,770        4,316        1,858
 Accrued unbilled revenues (Note 1)         25,025       29,115       25,583
 Materials and supplies
   (at average cost)                        25,937       24,141       23,372
 Fuel stock (at average cost)               13,063       11,310       11,553
 Prepayments (Note 9)                       20,778       21,398       20,975
 Regulatory assets associated
  with income taxes (Note 1)                 5,777        5,674        4,914

    Total current assets                   151,561      144,620      136,372

 DEFERRED DEBITS:
 American Falls and Milner water rights     32,440       32,605       32,755
 Company-owned life insurance (Note 9)      56,066       49,510       45,294
 Regulatory assets associated with
  income taxes (Note 1)                    200,379      179,311      171,569
 Regulatory assets - other (Note 1)         68,348       67,713       35,036
 Other                                      43,248       43,380       39,235

    Total deferred debits                  400,481      372,519      323,889

    TOTAL                               $2,241,753   $2,191,816   $2,097,417

The accompanying notes are an integral part of these statements.


IDAHO POWER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES

                                                    December 31,
                                           1995        1994        1993
                                              (Thousands of Dollars)

 CAPITALIZATION (See Page 44):
 Common stock equity (Note 3):
  Common stock - $2.50 par value
    (shares authorized 50,000,000;
    shares outstanding 1995 -
    37,612,351, 1994 - 37,612,351
    and 1993 - 37,085,055              $   94,031   $   94,031   $   92,713
  Premium on capital stock                363,044      363,063      350,882
  Capital stock expense                    (4,127)      (4,132)      (4,128)
  Retained earnings                       229,827      220,838      222,900

    Total common stock equity             682,775      673,800      662,367
 Preferred stock (Note 4)                 132,181      132,456      132,751
 Long-term debt (Note 5)                  672,618      693,206      693,780

    Total capitalization                1,487,574    1,499,462    1,488,898

 CURRENT LIABILITIES:
 Long-term debt due within one year        20,517          517          466
 Notes payable (Note 7)                    53,020       55,000        4,000
 Accounts payable                          40,483       32,063       31,912
 Taxes accrued                             15,409       16,394       15,452
 Interest accrued                          14,785       14,755       14,920
 Accumulated deferred income taxes
 (Notes 1 & 2)                              5,777        5,674        4,914
 Other                                     12,866       12,574       13,731

    Total current liabilities             162,858      136,977       85,395

 DEFERRED CREDITS:
 Regulatory liabilities associated
  with accumulated deferred
  investment tax credits (Notes
  1 and 2)                                 70,507       71,593       72,013
 Accumulated deferred income taxes
  (Notes 1 and 2)                         408,394      375,252      353,366
 Regulatory liabilities associated
  with income taxes (Note 1)               34,554       35,090       34,968
 Regulatory liabilities - other
 (Note 1)                                     789          626        4,235
 Other (Note 9)                            77,076       72,816       58,542

    Total deferred credits                591,321      555,377      523,124

 COMMITMENTS AND CONTINGENT
 LIABILITIES (Note 8)

    TOTAL                              $2,241,753   $2,191,816   $2,097,417

The accompanying notes are an integral part of these statements.


IDAHO POWER COMPANY
CONSOLIDATED STATEMENTS OF INCOME

                                             Year Ended December 31,
                                              1995       1994       1993
                                    (Thousands of Dollars)

  REVENUES (Note 1)                         $545,621   $543,658   $540,402
  EXPENSES:
  Operation:
    Purchased power (Notes 8 and 10)          54,586     60,216     45,361
    Fuel expense (Note 10)                    54,691     94,888     87,855
    Power cost adjustment (Note 1)             7,292    (12,076)    (1,551)
    Other                                    126,714    123,328    122,803
  Maintenance                                 35,953     43,490     43,136
  Depreciation (Note 1)                       67,415     60,202     58,724
  Taxes other than income taxes               22,979     23,945     22,129
    Total expenses                           369,630    393,993    378,457

  INCOME FROM OPERATIONS                     175,991    149,665    161,945

  OTHER INCOME:
  Allowance for equity funds used
    during construction (Note 1)                 (16)     1,680      3,060
  Other - Net                                 14,372     10,480      9,924
     Total other income                       14,356     12,160     12,984

  INTEREST CHARGES:
  Interest on long-term debt                  51,146     51,172     53,706
  Other interest (Notes 1 and 7)               5,309      3,261      2,750
     Total interest charges                   56,456     54,433     56,456
   Allowance for borrowed funds used during
    construction (Note 1)                     (1,442)    (1,781)    (2,465)
     Net interest charges                     55,014     52,652     53,991

 INCOME BEFORE INCOME TAXES                  135,333    109,173    120,938

 INCOME TAXES (Notes 1 and 2)                 48,412     34,243     36,474

 NET INCOME                                   86,921     74,930     84,464
 Dividends on preferred stock (Note 4)         7,991      7,398      6,009

 EARNINGS ON COMMON STOCK                   $ 78,930   $ 67,532   $ 78,455

 AVERAGE COMMON SHARES
 OUTSTANDING (000)                            37,612     37,499     36,675

 EARNINGS PER SHARE OF
 COMMON STOCK (Note 3)                      $   2.10   $   1.80   $   2.14

The accompanying notes are an integral part of these statements.



IDAHO POWER COMPANY
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                Year Ended December 31,
                                              1995       1994       1993
                                                (Thousands of Dollars)

 RETAINED EARNINGS
 Beginning of year                          $220,838   $222,900   $212,404

 NET INCOME                                   86,921     74,930     84,464

 Total                                       307,759    297,830    296,868

 DIVIDENDS:
 Preferred stock (Note 4)                      7,991      7,398      6,009
 Common stock (per share:
 1995 - 1993 - $1.86) (Note 3)                69,941     69,594     67,959

    Total dividends                           77,932     76,992     73,968

 RETAINED EARNINGS
 End of year                                $229,827   $220,838   $222,900

The accompanying notes are an integral part of these statements.



IDAHO POWER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                   December 31,
                                     1995    %     1994     %     1993    %
                                              (Thousands of Dollars)

 COMMON STOCK EQUITY (Note 3):
 Common stock                    $   94,031     $   94,031     $   92,713
 Premium on capital stock           363,044        363,063        350,882
 Capital stock expense               (4,127)        (4,132)        (4,128)
 Retained earnings                  229,827        220,838        222,900
    Total common stock equity       682,775  46    673,800  45    662,367  44
 PREFERRED STOCK (Note 4):
 4% preferred stock                  17,181         17,456         17,751
 7.68% Series, serial preferred
 stock                               15,000         15,000         15,000
 8.375% Series, serial preferred
 stock                               25,000         25,000         25,000
 Auction rate preferred stock        50,000         50,000         50,000
 7.07% Series, serial
 preferred stock                     25,000         25,000         25,000
    Total preferred stock           132,181   9    132,456   9    132,751   9
 LONG-TERM DEBT (Note 5):
 First mortgage bonds:
  5 1/4 % Series due 1996            20,000*        20,000         20,000
  5.33  % Series due 1998            30,000         30,000         30,000
  8.65  % Series due 2000            80,000         80,000         80,000
  6.40  % Series due 2003            80,000         80,000         80,000
  8   % Series due 2004              50,000         50,000         50,000
  9.50  % Series due 2021            75,000         75,000         75,000
  7.50  % Series due 2023            80,000         80,000         80,000
  8 3/4 % Series due 2027            50,000         50,000         50,000
  9.52  % Series due 2031            25,000         25,000         25,000
    Total first mortgage bonds      490,000        490,000        490,000
 *Amount due within one year        (20,000)           -              -
    Net first mortgage bonds        470,000        490,000        490,000
 Pollution control revenue bonds:
  5.90  % Series due 2003            24,200*        24,650*        25,050*
  6.0   % Series due 2007            24,000         24,000         24,000
  7 1/4 % Series due 2008             4,360          4,360          4,360
  7 5/8 % Series 1983 - 1984
  due 2013 - 2014                    68,100         68,100         68,100
  8.30  % Series 1984 due 2014       49,800         49,800         49,800
    Total pollution control
    revenue bonds                   170,460        170,910        171,310
 *Amount due within one year           (450)          (450)          (400)
    Net pollution control revenue
    bonds                           170,010        170,460        170,910
 REA notes                            1,700          1,768          1,834
 Amount due within one year             (67)           (67)           (66)
    Net REA notes                     1,633          1,701          1,768
 American Falls bond guarantee       20,740         20,905         21,055
 Milner Dam note guarantee           11,700         11,700         11,700
 Unamortized premium/discount-
  Net (Note 1)                       (1,466)        (1,560)        (1,653)
    Total long-term debt            672,618  45    693,206  46    693,780  47
 TOTAL CAPITALIZATION            $1,487,574 100 $1,499,462 100 $1,488,898 100
The accompanying notes are an integral part of these statements.


IDAHO POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   Year Ended December 31,
                                                  1995      1994      1993
                                                   (Thousands of Dollars)
 OPERATING ACTIVITIES:
 Cash received from operations:
  Retail revenues                               $468,821   $457,202  $434,625
  Wholesale revenues                              59,260     62,110    84,726
  Other revenues                                  22,825     23,711    23,411
 Fuel paid                                       (61,741)   (94,530)  (83,885)
 Purchased power paid                            (52,526)   (62,592)  (50,246)
 Other operation & maintenance paid             (154,209)  (171,774) (162,014)
 Interest pd. (incl. long and short-term
 debt only)                                      (54,303)   (52,376)  (56,348)
 Income taxes paid                               (40,402)   (16,518)  (32,512)
 Taxes other than income taxes paid              (22,939)   (21,698)  (22,165)
 Other operating cash receipts and payments
 - Net                                             3,644      2,122     8,213
     Net cash provided by operating activities   168,430    125,657   143,805
 FINANCING ACTIVITIES:
 First mortgage bonds issued                        -         -       188,136
 PC bond fund requisitions/other long-term debt     -         -         5,594
 Common stock issued                                -        13,402    26,781
 Preferred stock issued                             -         -        24,781
 Short-term borrowings - Net                      (2,000)   51,000    (2,140)
 Long-term debt retirement                          (519)     (466) (191,878)
 Preferred stock retirement                         (151)     (166)      (65)
 Dividends on preferred stock                     (7,888)   (7,565)   (5,914)
 Dividends on common stock                       (69,967)  (69,594)  (67,959)
 Other sources                                      (781)     -         -
     Net cash - financing activities             (81,306)  (13,389)  (22,664)
 INVESTING ACTIVITIES:
 Additions to utility plant                      (83,965) (110,523) (122,949)
 Conservation                                     (5,688)   (6,830)   (6,687)
 Other                                             3,249     4,605    11,757
     Net cash - investing activities             (86,404) (112,748) (117,879)
 Change in cash and cash equivalents                 720      (480)    3,262
 Cash and cash equivalents beginning of year       7,748     8,228     4,966
     Cash and cash equivalents end of year      $  8,468  $  7,748  $  8,228
 RECONCILIATION OF NET INCOME TO NET
 CASH PROVIDED BY OPERATING
 ACTIVITIES:
 Net income                                     $ 86,921  $ 74,930  $ 84,464
 Adjustments to reconcile net income to net cash:
  Depreciation                                    67,415    60,202    58,724
  Deferred income taxes                           11,539    14,265     5,997
  Investment tax credit - Net                     (1,086)   (1,064)   (1,583)
  Allowance for funds used during construction    (1,425)   (3,461)   (5,525)
  Postretirement benefits funding
  (excl pensions)                                 (2,857)   (5,182)   (7,481)
  Changes in operating assets and liabilities:
    Accounts receivable                            5,285      (635)    2,360
    Fuel inventory                                (7,050)      358     3,970
    Accounts payable                               2,061    (2,376)   (4,885)
    Taxes payable                                 (2,519)    7,296    (1,141)
    Interest payable                               2,100     1,656    (1,010)
  Other - Net                                      8,046   (20,332)    9,915
    Net cash provided by operating activities   $168,430  $125,657  $143,805

The accompanying notes are an integral part of these statements.


IDAHO POWER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Idaho Energy Resources Co (IERCo), Ida-West Energy Company (Ida-West), IDACORP, Inc., Idaho Utility Products Company (IUPCo), and Stellar Dynamics. All significant intercompany transactions and balances have been eliminated in consolidation.

SYSTEM OF ACCOUNTS - The Company is an electric utility and its accounting records conform to the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission (FERC) and adopted by the public utility commissions of Idaho, Oregon, Nevada and Wyoming.

ELECTRIC PLANT - The cost of additions to electric plant in service represents the original cost of contracted services, direct labor and material, allowance for funds used during construction and indirect charges for engineering, supervision and similar overhead items. Maintenance and repairs of property and replacements and renewals of items determined to be less than units of property are charged to operations. For property replaced or renewed the original cost plus removal cost less salvage is charged to accumulated provision for depreciation while the cost of related replacements and renewals is added to electric plant.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFDC) - The allowance, a non-cash item, represents the composite interest costs of debt, shown as a reduction to interest charges, and a return on equity funds, shown as an addition to other income, used to finance construction. While cash is not realized currently from such allowance, it is realized under the ratemaking process over the service life of the related property through increased revenues resulting from higher rate base and higher depreciation expense. Based on the uniform formula adopted by the FERC, the Company's weighted average monthly AFDC rates for 1995, 1994 and 1993 were 6.1 percent, 8.2 percent and 9.6 percent, respectively.

REVENUES - In order to match revenues with associated expenses, the Company accrues unbilled revenues for electric services delivered to customers but not yet billed at month-end.

POWER COST ADJUSTMENT- The Company has in place, in its Idaho jurisdiction, a Power Cost Adjustment (PCA) mechanism which allows Idaho's retail customer rates to be adjusted annually to reflect the Idaho share of forecasted net power supply costs. Deviations from forecasted costs are deferred with interest and then adjusted (trued-up) in the subsequent year.

DEPRECIATION - All electric plant is depreciated using the straight-line method. Annual depreciation provisions as a percent of average depreciable electric plant in service approximated 2.90 percent in 1995, 2.93 percent in 1994 and 2.92 percent in 1993 and are considered adequate to amortize the original cost over the estimated service lives of the properties.

INCOME TAXES - The Company follows the liability method of computing deferred taxes on all temporary differences between book and tax basis of assets and liabilities and adjust deferred tax liabilities and assets for enacted changes in tax laws or rates. Consistent with orders and directives of the Idaho Public Utilities Commission (IPUC), the regulatory authority having principal jurisdiction, deferred income taxes (commonly referred to as normalized accounting) are provided for the difference between income tax depreciation and straight-line depreciation on coal-fired generation facilities and properties acquired after 1980. On other facilities, deferred income taxes are provided for the difference between accelerated income tax depreciation and straight-line depreciation using tax guideline lives on assets acquired prior to 1981. Deferred income taxes are not provided for those income tax timing differences where the prescribed regulatory accounting methods do not provide for current recovery in rates. Regulated enterprises are required to recognize such adjustments as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers in future rates (see
Note 2).

The state of Idaho allows a three percent investment tax credit (ITC) upon certain plant additions. ITC earned on regulated assets are deferred and amortized to income over the estimated service lives of the related properties and credits earned on non-regulated assets or investments are recognized in the year earned.

In 1995, the Company received an accounting order from the IPUC approving acceleration of amortization of up to $30.0 million of regulatory liabilities associated with deferred ITC to non-operating income subject to Internal Revenue Service (IRS) and the Idaho State Tax Commission (STC) approvals. The IRS application for approval has been filed and the STC has approved the application. Acceleration of ITC amortization is to be utilized until the actual return on year-end common equity is 11.5 percent. No accelerated ITC was recognized in 1995.

CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and highly liquid temporary investments with original maturity dates of three months or less.

REGULATION OF UTILITY OPERATIONS - The Company follows Statement of Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation", and its financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating the Company. Pursuant to SFAS No. 71 the Company capitalizes, as deferred regulatory assets, incurred costs which are expected to be recovered in future utility rates. The Company also records as deferred regulatory liabilities the current recovery in utility rates of costs which are expected to be paid in the future.

The following is a breakdown of regulatory assets and liabilities for the years 1995, 1994 and 1993:

                          1995               1994               1993
                     Assets Liabilities Assets Liabilities Assets Liabilities
                                      (Millions of Dollars)

  Income taxes       $206.2   $ 34.6    $185.0   $ 35.1    $176.5   $ 35.0
  Conservation         36.3               29.7               21.2
  Employee benefits     8.3                9.5                7.4
  Other                23.7      0.7      28.5      0.6       6.4      4.2
  Accumulated
   deferred investment
   tax credits         70.5               71.6               72.0
    Total            $274.5   $105.8    $252.7   $107.3    $211.5   $111.2

The regulatory environment is becoming more complex resulting from the expanding effects of competition. In the event that recovery of cost through rates becomes unlikely or uncertain, this may force the Company away from the cost of service ratemaking and SFAS No. 71 would no longer apply. If the Company were to discontinue application of SFAS No. 71 for some or all of its operations then these items may represent stranded investments. Certain regulators are currently reviewing ways to allow the electric utilities to recover these investments in the event the customers are allowed to choose their energy supplier. However, if the Company is not allowed recovery of these investments it would be required to write off the applicable portion of regulatory assets and the financial effects could be significant. At December 31, 1995, the Company had $17.6 million of regulatory assets that were not earning a return on investment excluding the $206.2 million that relates to income taxes.

OTHER ACCOUNTING POLICIES - Debt discount, expense and premium are being amortized over the terms of the respective debt issues.

RECLASSIFICATIONS - Certain items previously reported for years prior to 1995 have been reclassified to conform with the current year's presentation. Net income was not affected by these reclassifications.

2. INCOME TAXES:
                                                   1995       1994      1993
                                                     (Thousands of Dollars)
 A reconciliation between the
 statutory federal income tax rate
 and the effective rate is as follows:
 Computed income taxes based on
  statutory federal income tax rate             $ 47,367  $ 38,210   $ 42,328
 Change in taxes resulting from:
  AFUDC                                             (504)   (1,211)    (1,798)
  Investment tax credits                          (2,837)   (3,351)    (2,898)
  Repair allowance                                (3,150)   (1,575)    (2,975)
  Elimination of amounts provided
    in prior years                                (1,963)   (2,607)    (4,686)
  Current state income taxes                       3,275     1,496      2,693
  Depreciation                                     5,493     2,812      4,116
  Other                                              731       469      (306)
 Total provision for federal and state
  income taxes                                  $ 48,412  $ 34,243  $ 36,474
 Effective tax rate                                35.8%     31.4%     30.2%
The provision for income taxes consists of the following:
 Income taxes currently payable:
  Federal                                       $ 33,456  $ 19,617  $ 27,892
  State                                            4,503     1,425     4,168
    Total                                         37,959    21,042    32,060
 Income taxes deferred - Net of amortization:
  Federal                                         10,904    12,595     5,928
  State                                              635     1,670        69
    Total                                         11,539    14,265     5,997
 Investment and other tax credits:
  Deferred                                         1,751     1,643     1,315
  Restored                                        (2,837)   (2,707)   (2,898)
    Total                                         (1,086)   (1,064)   (1,583)
 Total provision for income taxes               $ 48,412  $ 34,243  $ 36,474
The tax effects of significant items comprising the
 Company's net deferred tax liability are as follows:
 Deferred tax Liabilities:
  Property, plant and equipment                 $237,655  $225,444  $217,343
  Regulatory asset                               206,156   184,986   176,483
  Investment tax credit                           70,507    71,593    72,013
  Conservation programs                           11,746     4,704     2,739
  Other                                           18,489    17,811    11,384
    Total                                        544,553   504,538   479,962
 Deferred tax assets:
  Regulatory liability                            34,554    35,090    34,968
  Advances for construction                       14,823    10,542     8,103
  Other                                           10,498     6,387     6,598
    Total                                         59,875    52,019    49,669
 Net deferred tax liabilities                   $484,678  $452,519  $430,293


The Company has settled Federal and Idaho tax liabilities on all open years through the 1992 tax year except for amounts related to a partnership which, in management's opinion, have been adequately accrued for.


3. COMMON STOCK:

Changes in shares of the common stock of the Company for 1995, 1994 and 1993 were as follows:

                                              Common Stock
                                                      $2.50 Par  Premium on
                                             Shares   Value      Capital Stock
                                                    (Thousands of Dollars)
  Balance at December 31, 1992              36,186,527   $90,466   $326,338
   Gain on reacquired 4% preferred
    stock (Note 4)                                -         -            50
  Stock purchase plans                         898,528     2,247     24,494

  Balance at December 31, 1993              37,085,055    92,713    350,882
  Gain on reacquired 4% preferred
    stock (Note 4)                                -         -           126
  Stock purchase plans                         527,296     1,318     12,055

  Balance at December 31, 1994              37,612,351    94,031    363,063
  Gain on reacquired 4% preferred
    stock (Note 4)                                -         -           117
  Restricted Stock Plan (Note 9)                  -         -          (136)

  Balance at December 31, 1995              37,612,351   $94,031   $363,044

During the period of January 1993 through May 1994, the Company issued original issue shares of common stock for its Dividend Reinvestment and Stock Purchase Plan and the Employee Savings Plan. During 1993 and 1994 common shares totaling 898,528 and 527,296 respectively, were issued to these plans.

As of December 31, 1995, the Company had 2,791,321 of its authorized but unissued shares of common stock reserved for future issuance under its Dividend Reinvestment and Stock Purchase Plan and Employee Savings Plan.

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


4. PREFERRED STOCK:

The number of shares of preferred stock outstanding at December 31, 1995, 1994 and 1993 were as follows:

                                       Shares Outstanding at
                                            December 31,       Call Price
                                       1995     1994     1993   Per Share
  Preferred stock:
   Cumulative, $100 par value:

    4% preferred stock (authorized
     215,000 shares)                  171,813  174,556  177,506      $104.00

    Serial preferred stock, 7.68%
     Series (authorized 150,000
     shares)                          150,000  150,000  150,000      $102.97

   Serial preferred stock, cumulative,
    without par value; total of
    3,000,000 shares authorized:

    8.375% Series, $100 stated value,
    (authorized 250,000 shares)(a)    250,000  250,000  250,000  $105.58
                                                                   to $100.37

    7.07% Series, $100 stated value,
     (authorized 250,000 shares)(b)   250,000  250,000  250,000  $103.535
                                                                  to $100.354

    Auction rate preferred stock,
     $100,000 stated value,
     (authorized 500 shares)(c)           500      500      500  $100,000.00

   Total                              822,313  825,056  828,006

(a)   Not redeemable prior to October 1, 1996.
(b)   Not redeemable prior to July 1, 2003.
(c) Dividend rate at December 31, 1995 was 4.49% and ranged between 4.36% and 4.71% during the year.

During 1995, 1994 and 1993 the Company reacquired and retired 2,743; 2,950 and 1,229 shares of 4% preferred stock resulting in a net addition to premium on capital stock of $117,346, $126,066 and $50,151 respectively. As of December 31, 1995 the overall effective cost of all outstanding preferred stock was 6.28 percent.


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

First mortgage bonds maturing during the five-year period ending 2000 are $20,000,000 in 1996, $30,000,000 in 1998 and $80,000,000 in 2000.
Sinking fund requirements for the first mortgage bonds outstanding at December 31, 1995 are $5,398,000 per year. These requirements may be met by the deposit of cash, deposit of bonds, or by certification of property additions at the rate of 167% of requirements. The Company's practice is to certify additional property to meet the sinking fund requirements. In September 1993, 1994, and 1995 $400,000, $400,000 and
$450,000 respectively, of the 5.90% Series, Pollution Control Revenue Bonds, were retired pursuant to sinking fund requirements for those years. Sinking fund requirements during the five-year period ending 2000 for pollution control bonds outstanding at December 31, 1995 are $450,000 in 1996 and $500,000 in 1997 through 2000. At December 31,
1993, 1994 and 1995, the overall effective cost of all outstanding first mortgage bonds and pollution control revenue bonds for all three years was 8.02 percent.


6. FAIR VALUE OF FINANCIAL INSTRUMENTS:

The estimated fair value of the Company's financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and cash equivalents, customer and other receivables, notes payable, accounts payable, interest accrued, and taxes accrued are reported at their carrying value as these are a reasonable estimate of their fair value. The total estimated fair value of long-term debt was approximately $762,575,000 for 1993, $682,647,000 for 1994 and
$731,168,000 for 1995. The estimated fair values for long-term debt are based upon quoted market prices of the same or similar issues.


7. NOTES PAYABLE:

At January 1, 1996, the Company had regulatory authority to incur up to $150,000,000 of short-term indebtedness. Under this authority, total lines of credit maintained with various banks amounted to $85,000,000. Under annual borrowing arrangements with these banks, the Company is required to pay a fee of 8/100 of 1 percent on the available and committed lines of credit. Commercial paper may be issued in an amount not to exceed 25 percent of revenues for the latest twelve-month period subject to the $150,000,000 maximum described above and are supported by bank lines of credit of an equal amount.

Balances and interest rates of short-term borrowings were as follows:

                                              Year Ended December 31,
                                              1995      1994      1993
                                              (Thousands of Dollars)
  Balance at end of year                     $53,020   $55,000   $4,000
  Effective annual interest rate
  at end of year                                6.0%      6.1%     6.9%

  (a) Effective rate has been inflated by the commitment fees being larger than the interest paid for the year.
        If the commitment fees were excluded the effective annual interest rate at end of the year would have been 3.6%.

8. COMMITMENTS AND CONTINGENT LIABILITIES:

Commitments under contracts and purchase orders relating to the Company's program for construction and operation of facilities amounted to approximately $2,600,000 at December 31, 1995. The commitments are generally revocable by the Company subject to reimbursement of manufacturers' expenditures incurred and/or other termination charges.

The Company is currently purchasing energy from 65 on-line cogeneration and small power production facilities with contracts ranging from 1 to 32 years. Under these contracts the Company could be required to purchase up to 782,000 (MWH) annually. During the fiscal year ended December 31, 1995, the Company purchased 654,000 (MWH) at a cost of $38.0 million.

The Company is party to various legal claims, actions, and complaints, certain of which involve material amounts. Although the Company is unable to predict with certainty whether or not it will ultimately be successful in these legal proceedings, or, if not, what the impact might be, based upon the advice of legal counsel, management presently believes that disposition of these matters will not have a material adverse effect on the Company's financial position, results of operation or cash flow.


9. BENEFIT PLANS:

Incentive Plan - The Company implemented two annual incentive plans effective January 1, 1995. The Executive Annual Incentive Plan and the Employee Incentive Plan tie a portion of each employee's compensation to achieving annual operational and financial goals. The plans share common goals designed to promote safety, control capital expenditures, control operation and maintenance expenses and increase annual earnings per share. At December 31, 1995 the Company had recorded $2,898,785 of incentive for the Plans.

Restricted Stock Plan - The 1994 Restricted Stock Plan ("Plan") approved by shareholders at the May 1994 Annual Meeting was implemented January 1, 1995 as an equity-based long-term incentive plan. The performance-based grant approach and administrative guidelines for the Plan were developed by the Compensation Committee of the Board of Directors ("Committee") during 1994. At December 31, 1995, there were 370,000 shares reserved for the Plan. The first grant under the Plan was made to all officers during January 1995. For the first grant, the Committee has selected a three-year restricted period beginning January 1, 1995, through December 31, 1997, with a single financial performance goal of Cumulative Earnings Per Share ("CEPS"). Final award amounts will depend on the attainment by the Company of the CEPS performance goal established by the Committee and may be prorated in the event of death, disability or retirement of an officer based on the number of whole months of service the officer completes during the Restricted Period. Upon the officer's termination of employment during the Restricted Period for any other reason, all such shares will be forfeited by the officer to the Trustee.

During 1995, the Company purchased and granted 9,480 shares of the Company's common stock for this Plan. Of this amount 360 shares were forfeited in 1995. Restricted stock awards are compensatory awards and the Company accrued compensation expense of $91,200 for 1995 (which was charged to operations) based upon the market value of the earned shares.

Pension Plan - The Company maintains a trusteed noncontributory defined benefit pension plan for all employees who work 1,000 hours or more during a calendar year. The benefits under the plan are based on years of service and the employee's final average earnings. The Company's policy is to fund with an independent corporate trustee at least the minimum required under the Employee Retirement Income Security Act of 1974 but not more than the maximum amount deductible for income tax purposes. The Company funded $5.9 million in 1995, $5.5 million in 1994 and $5.0 million in 1993. The plan's assets held by the trustee consist primarily of listed stocks (both U.S. and foreign), fixed income securities and investment grade real estate.

Deferred Compensation Plan - The Company has a nonqualified, deferred compensation plan for certain senior management employees and directors that provides for supplemental retirement and death benefit payments to the participant and his or her family. The plan is being financed by life insurance policies, of which the Company is the beneficiary, with premiums being paid by the Company. These policies have accumulated cash values of $53.0, $47.1 and $42.4 million at December 31, 1995, 1994 and 1993, respectively, which do not qualify as plan assets in the actuarial computation of the funded status. Based upon SFAS No. 87, the Company has recorded a net liability of $21.5 million as of December 31, 1995.

The following tables set forth the amounts recognized in the Company's financial statements and the funded status of both plans in accordance with accounting standard SFAS No. 87, "Employers' Accounting for
Pensions."

Plan Costs for the Year:                    1995       1994      1993
                                              (Thousands of Dollars)
Pension plan:
  Service cost                             $ 5,167   $ 6,049   $ 4,496
  Interest cost                             12,998    12,263    11,688
  Actual return on plan assets             (45,990)      312   (23,322)
  Deferred gain (loss) on plan assets       31,489   (15,584)    9,848
   Net cost                                $ 3,664   $ 3,040   $ 2,710
  Approximate percentage included in
   operating expenses                          65%       67%       66%

Net deferred compensation plan costs
  charged to other income (including
  life insurance and SFAS No. 87
  liability accrual)(a)                    $    37   $   508   $ 1,372

(a) These charges to the Income Statement have been reduced by gains from the Company-Owned Life Insurance of $2,320; $2,724, and $1,638, for 1995, 1994 and 1993, respectively.

Funded status and significant assumptions as of December 31:

                                                                      Deferred
                                        Pension Plan              Compensation Plan
                                     1995     1994      1993      1995      1994       1993
                                                  (Thousands of Dollars)

Actuarial present value of
 benefit obligations:
 Vested benefit obligation        $145,334  $128,162  $134,292  $ 21,530  $ 19,148  $ 24,024
 Accumulated benefit
  obligation                      $150,688  $132,766  $139,270  $ 21,530  $ 19,148  $ 24,027
 Projected benefit obligation     $193,133  $167,103  $179,895  $ 22,111  $ 19,681  $ 30,114
Plan assets at fair value          204,760   165,839   169,920      -         -         -
Plan assets in excess of (or
 less than) projected benefit
 obligation                         11,627    (1,264)   (9,975)  (22,111)  (19,681)  (30,114)
Unrecognized net (gain) loss
 from past experience different
 from that assumed                  (8,341)    6,040    17,295     4,389     2,173     7,295
Unrecognized prior service cost      5,941     6,365     1,460    (3,097)   (3,516)    2,546
Unrecognized net (asset)
 obligation existing at date of
 initial adoption (19.5 year
 straight-line amortization)        (2,493)   (2,756)   (3,019)    5,827     6,440     7,053
Minimum liability adjustment          -         -         -       (6,538)   (4,564)  (10,807)
Net asset (liability) included
 in the balance sheet             $  6,734  $  8,385  $  5,761  $(21,530) $(19,148) $(24,027)

Discount rate to compute
 projected benefit obligation        7.25%      8.0%      7.0%      7.25%      8.0%      7.0%
Rate for future compensation
 increases                            4.5        4.5       4.5       4.5        4.5       4.5
Expected long-term rate of
 return on plan assets                9.0        9.0       9.0        -          -         -

Supplemental Employee Retirement Plan (SERP) - The Company has a nonqualified SERP that provides benefits in excess of Internal Revenue Service limits (Section 401 (a) (17) of the Internal Revenue Code) for highly paid individuals. The projected benefit obligation of this plan was $1,581,000, $857,000 and $525,000 at December 31, 1995, 1994 and 1993, respectively, with accrued pension costs of $682,000, $396,000 and $226,000. The Company's net periodic pension cost of this plan was $184,000, $125,000 and $36,000 for the same periods.

Savings Plan - The Company has an Employee Savings Plan whereby, for each $1 of employee contribution up to 6 percent of their base salary the Company will match 100 percent of the first 2 percent employee contribution and 50 percent of the next 4 percent employee contribution, all such amounts to be invested by a trustee to any or all of seven investment options. The Company's contribution amounted to $2,426,840 in 1995, $2,410,200 in 1994 and $2,283,200 in 1993.

Postretirement Benefits - The Company maintains a defined benefit postretirement plan (consisting of health care and life insurance) that covers all employees who were enrolled in the active group plan at the time of retirement, their spouses and qualifying dependents. The plan provides for payment of hospital services, physician services, prescription drugs, dental services and various other health services, some of which have annual or lifetime limits, after subtracting payments by Medicare or other providers and after a stated deductible and co-payments have been met. Participants become eligible for the benefits if they retire from the Company after reaching age 55 with 15 years of service or after 30 years of service. The plan is contributory with retiree contributions adjusted annually. For those retirees that were age 65 or older at December 31, 1992 the plan is noncontributory. The Company also provides life insurance of one times salary for pre-65 retirees and $20,000 for post-65 retirees with the retirees paying a portion of the cost.

The following tables set forth the amounts to be recognized in the Company's financial statements for year-end 1995, 1994 and 1993 and the funded status of the plan in accordance with accounting standard SFAS No. 106 as of December 31:

                                              1995      1994      1993
Postretirement Benefit Cost:                   (Thousands of Dollars)
 Service Cost                               $   763   $   855   $   750
 Interest Cost                                3,571     3,334     3,610
 Actual return on plan assets                (1,116)   (1,114)     (860)
 Amortization of transition obligation
 20 year amortization)                        2,040     2,040     2,040
 Net amortization and deferral                 -         -         -
 Regulatory assets                              506    (1,907)   (3,548)
 Voluntary severance program                     64      -         -
  Net cost                                  $ 5,828   $ 3,208   $ 1,992


                                              1995      1994      1993
Funded Status:                                 (Thousands of Dollars)
 Accumulated postretirement benefit
 obligation (APBO)                         $(48,928) $(45,001) $(48,290)
 Plan assets at fair value                   15,920    12,116    11,840
 APBO in excess of plan assets              (33,008)  (32,885)  (36,450)
 Unrecognized gain/losses                       378       773     4,670
 Unrecognized transition obligation          34,680    36,720    38,760
 Prepaid postretirement benefit cost       $  2,050  $  4,608  $  6,980

Discount rate                                 7.50%     8.25%     7.25%
Medical and dental inflation rate             6.75      7.25      6.75
Long-term plan assets expected return          9.0       9.0      9.0


A one percent change in the medical inflation rate would change the APBO by 7.2 percent and the postretirement expense for 1995 by 8.6 percent.

The Company has a retiree medical benefits funding program which consists of life insurance policies on active employees of which the Company is the beneficiary, and a qualified Voluntary Employees Beneficiary Association (VEBA) Trust. The net charge to other income for the life insurance policies was $1,754,300 in 1995, $776,400 in 1994 and $632,500 in 1993. The funding to the
VEBA was $916,200 in 1995, $743,600 in 1994 and $2,692,000 in
1993 and recorded as a prepayment. The VEBA trust represents plan assets which are invested in variable life insurance policies, Trust Owned Life Insurance (TOLI), on active employees. Inside buildup in the TOLI policies is tax deferred and tax free if the policy proceeds are paid to the Trust as death benefits. The investment return assumption reflects an expectation that investment income in the VEBA will be substantially tax free.

Postemployment Benefits - The Company provides certain benefits to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement. The Company accrues for such postemployment benefits. These benefits include salary continuation and related health care and life insurance for both long and short-term disability plans, workmen's compensation and health care for surviving spouse and dependent plan. The Company recognizes a deferred asset which represents future revenue expected to be realized at the time the postemployment benefits are included in the Company's rates. The Company has recorded a liability of $3.7 million and a regulatory asset of $3.4 million which represents the costs associated with postemployment benefits at December 31, 1995. The Company received IPUC Order No. 25880 authorizing the amortization of the regulatory asset over a 10-year period.


10.ELECTRIC PLANT IN SERVICE AND JOINTLY-OWNED PROJECTS:

The following table sets out the major classifications of the Company's electric plant in service and accumulated provision for depreciation for the years 1995, 1994, and 1993.

  Electric Plant in Service:         1995      1994      1993
                                      (Thousands of Dollars)
  Production                       $1,350,239   $1,303,572   $1,229,237
  Transmission                        330,812      308,055      298,201
  Distribution                        648,549      625,149      582,604
  General and other                   152,230      147,122      139,681
    Total in service                2,481,830    2,383,898    2,249,723
    Accumulated provision for
    depreciation                     (830,615)    (775,033)    (728,979)
    In service - Net               $1,651,215   $1,608,865   $1,520,744

The Company is involved in the ownership and operation of three jointly-owned generating facilities. The Consolidated Statements of Income include the Company's proportionate share of direct operation and maintenance expenses applicable to the projects.

Each facility and extent of Company participation as of December
31, 1995 are as follows:

                                              Company Ownership
                                     Electric   Accumulated
                                     Plant In   Provision for
Name of Plant/Location               Service    Depreciation     %    MW
                                      (Thousands of Dollars)

Jim Bridger Units 1-4
  Rock Springs, WY                   $379,008   $159,721        33    693
Boardman
  Boardman, OR                         60,368     26,087        10     53
Valmy Units 1 & 2
  Winnemucca, NV                      299,189    105,612        50    261

The Company's wholly-owned subsidiary, IERCO, is a joint venturer in Bridger Coal Company, which operates the mine supplying coal for the Jim Bridger steam generation plant. Coal purchased by the Company from the joint venture amounted to $44,278,000 in 1995, $46,097,000 in 1994 and $45,424,000 in 1993.

The Company has contracts to purchase the energy from five PURPA
Qualified Facilities which are 50 percent owned by Ida-West.
Power purchased from these facilities amounted to $8,695,800 in 1995, $7,139,000 in 1994 and $5,975,093 in 1993.




INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareowners of Idaho Power Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Idaho Power Company and its subsidiaries listed in the accompanying index to financial statements and financial statement schedules at Item 8. These financial statements and financial schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Idaho Power Company and subsidiaries at December 31, 1995, 1994, and 1993, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Portland, Oregon

January 31, 1996

IDAHO POWER COMPANY
SUPPLEMENTAL FINANCIAL INFORMATION, UNAUDITED


QUARTERLY FINANCIAL DATA:

The following unaudited information is presented for each quarter of 1995, 1994 and 1993 (in thousands of dollars, except for per share amounts). In the opinion of the Company, all adjustments necessary for a fair statement of such amounts for such periods have been included. The results of operation for the interim periods are not necessarily indicative of the results to be expected for the full year. Accordingly, earnings information for any three month period should not be considered as a basis for estimating operating results for a full fiscal year. Amounts are based upon quarterly statements and the sum of the quarters may not equal the annual amount reported.

                                             Quarter Ended
                                March 31  June 30   Sept 30   Dec 31

1995
 Revenues                       $131,336  $130,254  $148,726  $135,306
 Income from operations           46,552    38,681    45,637    45,122
 Income taxes                     14,234    10,951    12,442    10,786
 Net income                       20,727    17,588    23,772    24,833
 Dividends on preferred stock      2,026     2,006     1,976     1,982
 Earnings on common stock         18,701    15,582    21,796    22,851
 Earnings per share of common
  stock                             0.50      0.41      0.58      0.61

1994
 Revenues                        128,810   128,541   151,031   135,277
 Income from operations           37,408    33,984    33,609    44,663
 Income taxes                      9,406     6,554     8,150    10,133
 Net income                       18,260    17,030    16,289    23,351
 Dividends on preferred stock      1,789     1,819     1,862     1,928
 Earnings on common stock         16,471    15,211    14,427    21,423
 Earnings per share of common
  stock                             0.44      0.41      0.38      0.57

1993
 Revenues                        140,809   129,471   134,577   135,545
 Income from operations           41,479    38,980    34,286    47,201
 Income taxes                     10,610     9,270     9,108     7,486
 Net income                       21,347    18,524    16,427    28,166
 Dividends on preferred stock      1,345     1,318     1,565     1,781
 Earnings on common stock         20,002    17,206    14,862    26,385
 Earnings per share of common
  stock                             0.55      0.47      0.40      0.71


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

(b) Reports on SEC Form 8-K. No reports on Form 8-K were filed during the three months ended December 31, 1995.

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

*10(n)(i)1    1-3198       10(n)(i)     The Revised Security Plans for
              Form 10-K                 Senior Management Employees and
              for 1994                  for Directors-a non-qualified,
                                        deferred compensation plan
                                        effective November 30, 1994.
_________________
1
Compensatory Plan

*10(n)(ii)1   1-3198       10(n)(ii)    The Executive Annual Incentive
              Form 10-K                 Plan for senior management
              for 1994                  employees effective January 1,
                                        1995.

*10(n)(iii)1  1-3198       10(n)(iii)   The 1994 Restricted Stock Plan for
              Form 10-K                 officers and key executives
              for 1994                  effective July 1, 1994.

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

*10(u)        33-65720     10(l)        Transmission Services Agreement,
                                        dated May 18, 1989, between the
                                        Company and the Bonneville Power
                                        Administration.
___________________
1
Compensatory Plan

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

*10(x)        1-3198       10(x)        Agreement for design of substation
              Form 10-Q                 dated October 4, 1995, between the
              for 9/30/95               Company and Micron Technology,
                                        Inc.

12                                      Statement Re:  Computation of
                                        Ratio of Earnings to Fixed
                                        Charges.

12(a) Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges.

12(b)                                   Statement Re:  Computation of
                                        Ratio of Earnings to Combined
                                        Fixed Charges and Preferred
                                        Dividend Requirements.

12(c) Statement Re: Computation of Supplemental Ratio of Earnings to Combined Fixed Charges and
                                        Preferred Dividend Requirements.

*21           1-3198       21           Subsidiaries of Registrant
              Form 10-K
              for 1994

23                                      Independent Auditors' Consent.

27                                      Financial Data Schedule

IDAHO POWER COMPANY
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 1995, 1994 and 1993

Column A                 Column B        Column C        Column D    Column E
                                         Additions
                                              Charged                Balance
                         Balance At  Charged  (Credited)             At
                         Beginning   to       to Other   Deductions  End Of
Classification           Of Period   Income   Accounts      (1)      Period
                                        (Thousands of Dollars)

1995:
 Reserves Deducted From
  Applicable Assets:
   Reserve for
     uncollectible
     accounts            $1,377      $  217   $2,927(2)  $3,124      $1,397
  Other Reserves:
   Injuries and damages
     reserve             $1,500      $1,364   $   -      $1,364      $1,500
   Miscellaneous
     operating reserves  $  940      $  460   $ (176)    $   81      $1,143

1994:
 Reserves Deducted From
  Applicable Assets:
   Reserve for
     uncollectible
     accounts            $1,377      $1,360   $1,018(2)  $2,378      $1,377
  Other Reserves:
   Injuries and damages
     reserve             $1,500      $1,804   $   -      $1,804      $1,500
   Miscellaneous
     operating reserves  $  748      $  429   $ (156)    $   81      $  940

1993:
 Reserves Deducted From
  Applicable Assets:
   Reserve for
     uncollectible
     accounts            $1,421      $1,174   $1,001(2)  $2,219      $1,377
  Other Reserves:
   Injuries and damages
     reserve             $1,500      $2,820   $   -      $2,820      $1,500
   Miscellaneous
     operating reserves  $   -       $  870   $  332     $  454      $  748

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

                              IDAHO POWER COMPANY
                              (Registrant)


March 14, 1996                By: /s/Joseph W. Marshall
                                       Joseph W. Marshall
                                   Chairman of the Board and
                              Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/Joseph W. Marshall   Chairman of the Board and          March 14, 1996
  Joseph W. Marshall        Chief Executive Officer and Director


By: /s/Larry R. Gunnoe      President and Chief Operating            "
  Larry R. Gunnoe           Officer and Director


By: /s/J. LaMont Keen       Vice President and Chief Financial       "
  J. LaMont Keen            Officer (Principal Financial Officer)


By: /s/Harold J. Hochhalter Controller and Chief Accounting Officer  "
  Harold J. Hochhalter      (Principal Accounting Officer)


By: /s/Robert D. Bolinder   By: /s/Evelyn Loveless                   "
  Robert D. Bolinder        Evelyn Loveless
  Director                  Director


By: /s/Roger L. Breezley    By: /s/Jon H. Miller                     "
  Roger L. Breezley         Jon H. Miller
  Director                  Director


By: /s/John B. Carley       By: /s/Peter S. O'Neill                 "
  John B. Carley            Peter S. O'Neill
  Director                  Director


By: /s/Peter T. Johnson     By:  /s/Gene C. Rose                    "
  Peter T. Johnson          Gene C. Rose
  Director                  Director


By: /s/ Jack K. Lemley      By:  /s/Phil Soulen                     "
  Jack K. Lemley            Phil Soulen
  Director                  Director


EXHIBIT INDEX


Exhibit                                                            Page
Number                                                             Number


12             Statement Re:  Computation of Ratio of Earnings       70
               to Fixed Charges

12(a)          Statement Re:  Computation of Supplemental            71
               Ratio of Earnings to Fixed Charges.

12(b)          Statement Re:  Computation of Ratio of Earnings       72
               to Combined Fixed Charges and Preferred
               Dividend Requirements.

12(c)          Statement Re:  Computation of Supplemental            73
               Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements.

23             Independent Auditor's Consent.                        74

27             Financial Data Schedule                               75