Form 10-K/A
period 1995-12-31
IDAHO POWER CO
filed 1996-03-18
CIK 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
                           FORM 10-K

(Mark One)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from .............. to..............
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

                              IDAHO POWER COMPANY
                              (Registrant)


March 14, 1996                By:/s/ Joseph W. Marshall
                                       Joseph W. Marshall
                                   Chairman of the Board and
                              Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:/s/Joseph W. Marshall    Chairman of the Board and        March 14, 1996
  Joseph W. Marshall        Chief Executive Officer
                            and Director


By:/s/Larry R. Gunnoe       President and Chief Operating           "
  Larry R. Gunnoe           Officer and Director


By:/s/J. LaMont Keen        Vice President and Chief                "
  J. LaMont Keen            Financial Officer (Principal
                            Financial Officer)


By:/s/Harold J. Hochhalter  Controller and Chief Accounting         "
  Harold J. Hochhalter      Officer (Principal Accounting
                            Officer)


By:/s/Robert D. Bolinder    By:/s/Evelyn Loveless                   "
  Robert D. Bolinder        Evelyn Loveless
  Director                  Director


By:/s/Roger L. Breezley     By:/s/Jon H. Miller                     "
  Roger L. Breezley         Jon H. Miller
  Director                  Director


By:/s/John B. Carley        By:/s/Peter S. O'Neill                  "
  John B. Carley            Peter S. O'Neill
  Director                  Director


By:/s/Peter T. Johnson      By:/s/Gene C. Rose                     "
  Peter T. Johnson          Gene C. Rose
  Director                  Director


By:/s/ Jack K. Lemley       By:/s/Phil Soulen                      "
  Jack K. Lemley            Phil Soulen
  Director                  Director