Form 10-K/A
period 1995-12-31
IDAHO POWER CO
filed 1996-03-25
CIK 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
                          FORM 10-K/A
                        Amendment No. 2
(Mark One)

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

The exhibit index is located on page 31. This document contains
32 pages.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES



                                                             PAGE

Management's Responsibility for Financial Statements          3

Consolidated Financial Statements:

 Consolidated Balance Sheets as of December 31, 1995,
  1994 and 1993                                              4-5

 Consolidated Statements of Income for the Years
  Ended December 31, 1995, 1994 and 1993                      6

 Consolidated Statements of Retained Earnings for
  the Years Ended December 31, 1995, 1994 and 1993            7

 Consolidated Statements of Capitalization as of
  December 31, 1995, 1994 and 1993                            8

 Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1995, 1994 and 1993                      9

 Notes to Consolidated Financial Statements                 10-20

Independent Auditors' Report                                  21

Supplemental Financial Information (Unaudited)                22

Supplemental Schedule for the Years Ended December 31,
 1995, 1994 and 1993:

   Schedule II-  Consolidated Valuation and
   Qualifying Accounts                                        29


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
                                              (Thousands of Dollars)

 CAPITALIZATION (See Page 8):
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

*10(p)        33-65720     10(g)        Power Sales Contact, dated
                                        August 25, 1981, including
                                        amendments, among the United
                                        States of America Department of
                                        Energy acting by and through the
                                        Bonneville Power Administration,
                                        and the Company.
___________________
1 Compensatory Plan

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

*10(x)        1-3198       10(x)        Agreement for design of substation
              Form 10-Q                 dated October 4, 1995, between the
              for 9/30/95               Company and Micron Technology,
                                        Inc.

*12           1-3198       12           Statement Re:  Computation of
              Form 10-K                 Ratio of Earnings to Fixed
              For 1995                  Charges.

*12(a)        1-3198       12(a)        Statement Re:  Computation of
              Form 10-K                 Supplemental Ratio of Earnings to
              For 1995                  Fixed Charges.

*12(b)        1-3198       12(b)        Statement Re:  Computation of
              Form 10-K                 Ratio of Earnings to Combined
              For 1995                  Fixed Charges and Preferred
                                        Dividend Requirements.

*12(c)        1-3198       12(c)        Statement Re:  Computation of
              Form 10-K                 Supplemental Ratio of Earnings to
              For 1995                  Combined Fixed Charges and
                                        Preferred Dividend Requirements.

*21           1-3198       21           Subsidiaries of Registrant
              Form 10-K
              for 1994

23(a)                                      Independent Auditors' Consent.

*27           1-3198       27              Financial Data Schedule
              Form 10-K
              For 1995


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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              IDAHO POWER COMPANY
                              (Registrant)


March 25, 1996                By: /s/J. LaMont Keen
                                     J. LaMont Keen
                             Vice President, Chief Financial
                                  Officer and Treasurer



EXHIBIT INDEX


Exhibit                                                            Page
Number                                                             Number




23(a)          Independent Auditors' Consent.                        32