Form 10-Q
period 1996-03-31
IDAHO POWER CO
filed 1996-05-03
CIK 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1996

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

           Number of shares of Common Stock, $2.50 par value, outstanding as of April 30, 1996 is 37,612,351.




                          IDAHO POWER COMPANY

                                 Index




  Part I.  Financial Information:                              Page No

  Item 1.  Financial Statements

     Consolidated Statements of Income - Three Months
      and Twelve Months Ended March 31, 1996 and 1995            3, 4

     Consolidated Balance Sheets - March 31, 1996
      and December 31, 1995                                      5, 6

     Consolidated Statements of Cash Flows -
      Three Months and Twelve Months Ended March 31,
      1996 and 1995                                              7, 8

     Consolidated Statements of Capitalization -
      March 31, 1996 and December 31, 1995                       9

     Notes to Consolidated Financial Statements                  10-12

     Independent Accountants' Report                             13

  Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                      14-24

  Part II.  Other Information:

  Item 1.  Legal Proceedings                                     25-26

  Item 6.  Exhibits and Reports on Form 8-K                      27-36

  Signatures                                                     37

                    PART I - FINANCIAL INFORMATION
                          IDAHO POWER COMPANY
                   CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


Item 1. Financial Statements
                                                 Three Months Ended
                                                    March 31,     Increase
                                                  1996      1995 (Decrease)
                                                    (Thousands of Dollars)
REVENUES (Notes 1 and 4)                       $146,629  $131,336  $ 15,293

EXPENSES (Notes 1 and 4):
 Operation:
   Purchased power                                8,215     6,717     1,498
   Fuel expense                                   8,532    15,492    (6,960)
   Power cost adjustment                          6,852    (1,705)    8,557
   Other                                         33,210    32,422       788
 Maintenance                                      8,806     9,058      (252)
 Depreciation                                    17,395    16,674       721
 Taxes other than income taxes                    5,130     6,126      (996)

      Total expenses                             88,140    84,784     3,356

INCOME FROM OPERATIONS                           58,489    46,552    11,937

OTHER INCOME:
 Allowance for equity funds used during
  construction (Note 2)                              (1)       (2)        1
 Other - Net                                      3,342     1,944     1,398

      Total other income                          3,341     1,942     1,399

INTEREST CHARGES:
 Interest on long-term debt                      12,963    12,789       174
 Other interest                                   1,242     1,273       (31)

      Total interest charges                     14,205    14,062       143

 Allowance for borrowed funds used
  during construction (Note 2)                      (52)     (529)      477

      Net interest charges                       14,153    13,533       620

INCOME BEFORE INCOME TAXES                       47,677    34,961    12,716

INCOME TAXES (Note 6)                            17,466    14,234     3,232

NET INCOME                                       30,211    20,727     9,484
 Dividends on preferred stock                     1,952     2,026       (74)

EARNINGS ON COMMON STOCK                       $ 28,259  $ 18,701  $  9,558

AVERAGE COMMON SHARES
 OUTSTANDING (000)                               37,612    37,612       N/A
Earnings per share of common stock             $   0.75  $   0.50  $   0.25
Dividends paid per share of common stock       $  0.465  $  0.465  $      -

The accompanying notes are an integral part of these statements.


                          IDAHO POWER COMPANY
                   CONSOLIDATED STATEMENTS OF INCOME
          FOR THE TWELVE MONTHS ENDED MARCH 31, 1996 AND 1995


                                             Twelve Months Ended
                                                      March 31,    Increase
                                                  1996      1995  (Decrease)
                                                    (Thousands of Dollars)
REVENUES (Notes 1 and 4)                       $560,915  $546,184  $ 14,731

EXPENSES (Notes 1 and 4):
 Operation:
   Purchased power                               56,084    61,720    (5,636)
   Fuel expense                                  47,731    84,893   (37,162)
   Power cost adjustment                         15,849   (11,121)   26,970
   Other                                        127,502   124,244     3,258
 Maintenance                                     35,701    42,505    (6,804)
 Depreciation                                    68,136    60,843     7,293
 Taxes other than income taxes                   21,984    24,292    (2,308)

      Total expenses                            372,987   387,376   (14,389)

INCOME FROM OPERATIONS                          187,928   158,808    29,120

OTHER INCOME:
 Allowance for equity funds used during
  construction (Note 2)                             (16)      951      (967)
 Other - Net                                     15,770     9,896     5,874

      Total other income                         15,754    10,847     4,907

INTEREST CHARGES:
 Interest on long-term debt                      51,320    51,167       153
 Other interest                                   5,278     3,815     1,463

      Total interest charges                     56,598    54,982     1,616

 Allowance for borrowed funds used
  during construction (Note 2)                     (964)   (1,795)      831

      Net interest charges                       55,634    53,187     2,447

INCOME BEFORE INCOME TAXES                      148,048   116,468    31,580

INCOME TAXES                                     51,644    39,070    12,574

NET INCOME                                       96,404    77,398    19,006
 Dividends on preferred stock                     7,916     7,636       280

EARNINGS ON COMMON STOCK                       $ 88,488  $ 69,762  $ 18,726

AVERAGE COMMON SHARES
 OUTSTANDING (000)                               37,612    37,590       N/A
Earnings per share of common stock             $   2.35  $   1.86  $   0.49
Dividends paid per share of common stock       $   1.86  $   1.86  $      -

The accompanying notes are an integral part of these statements.


                          IDAHO POWER COMPANY
                      CONSOLIDATED BALANCE SHEETS
                                ASSETS


                                                    March 31,   December 31,
                                                      1996         1995
                                                     (Thousands of Dollars)
ELECTRIC PLANT:
 In service (at original cost)                     $2,492,091  $2,481,830
   Accumulated provision for depreciation            (846,666)   (830,615)

      In service - Net                              1,645,425   1,651,215
 Construction work in progress                         24,047      20,564
 Held for future use                                    1,106       1,106

      Electric plant - Net                          1,670,578   1,672,885

INVESTMENTS AND OTHER PROPERTY                         31,720      16,826

CURRENT ASSETS:
 Cash and cash equivalents                              5,691       8,468
 Receivables:
   Customer                                            38,105      33,357
   Allowance for uncollectible accounts                (1,397)     (1,397)
   Notes                                                5,238       5,134
   Employee notes receivable                            4,490       4,648
   Other                                               12,838      10,771
 Accrued unbilled revenues (Note 1)                    19,624      25,025
 Materials and supplies (at average cost)              26,892      25,937
 Fuel stock (at average cost)                          15,578      13,063
 Prepayments                                           18,599      20,778
 Regulatory assets associated with income taxes         5,371       5,777

      Total current assets                            151,029     151,561

DEFERRED DEBITS:
 American Falls and Milner water rights                32,440      32,440
 Company owned life insurance                          55,425      56,066
 Regulatory assets associated with income taxes       200,340     200,379
 Regulatory assets - other                             62,357      68,348
 Other                                                 42,613      43,248

      Total deferred debits                           393,175     400,481


      TOTAL                                        $2,246,502  $2,241,753

The accompanying notes are an integral part of these statements.


                          IDAHO POWER COMPANY
                      CONSOLIDATED BALANCE SHEETS
                     CAPITALIZATION & LIABILITIES


                                                    March 31,   December 31,
                                                     1996          1995
                                                    (Thousands of Dollars)
CAPITALIZATION (See Page 9):
 Common stock equity - $2.50 par value (shares
  authorized 50,000,000; shares outstanding
   March 31, 1996 - 37,612,351; December 31,
    1995 - 37,612,351)                             $  675,798  $  682,775
 Preferred stock (Note 5)                             132,150     132,181
 Long-term debt (Note 5)                              682,624     672,618

      Total capitalization                          1,490,572   1,487,574

CURRENT LIABILITIES:
 Long-term debt due within one year                    20,517      20,517
 Notes payable                                         35,016      53,020
 Accounts payable                                      23,762      40,483
 Taxes accrued                                         36,598      15,409
 Interest accrued                                      14,558      14,785
 Accumulated deferred income taxes                      5,371       5,777
 Other                                                 31,639      12,867

      Total current liabilities                       167,461     162,858

DEFERRED CREDITS:
 Accumulated deferred investment tax credits           70,152      70,507
 Accumulated deferred income taxes                    407,017     408,394
 Regulatory liabilities associated with income taxes   34,429      34,554
 Regulatory liabilities - other                           698         789
 Other                                                 76,173      77,077

      Total deferred credits                          588,469     591,321

COMMITMENTS AND CONTINGENT LIABILITIES (Note 3)


      TOTAL                                        $2,246,502  $2,241,753


The accompanying notes are an integral part of these statements.


                          IDAHO POWER COMPANY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                       Three Months Ended
                                                               March 31,
                                                        1996         1995
OPERATING ACTIVITIES:                                (Thousands of Dollars)
 Cash received from operations:
 Retail revenues                                    $ 123,351   $ 118,958
   Wholesale revenues                                  17,626      15,691
   Other revenues                                       5,729       5,528
 Fuel paid                                            (14,795)    (20,659)
 Purchased power paid                                 (13,230)    (11,966)
 Other operation & maintenance paid                   (41,323)    (39,096)
 Interest paid (includes long and short-term
   debt only)                                         (13,913)    (14,168)
 Income taxes paid                                     (1,771)     (3,000)
 Taxes other than income taxes paid                    (2,012)     (2,119)
 Other operating cash receipts and payments-Net        (2,637)     (4,001)
      Net cash provided by operating activities        57,025      45,168
FINANCING ACTIVITIES:
 PC bond fund requisitions/other long-term debt        10,000           -
 Short-term borrowings - Net                          (18,000)     (7,500)
 Long-term debt retirement                                (17)        (17)
 Preferred stock retirement                               (20)        (38)
 Dividends on preferred stock                          (2,015)     (2,091)
 Dividends on common stock                            (17,481)    (17,498)
 Other sources/(uses)                                  (1,257)       (812)
   Net cash used in financing activities              (28,790)    (27,956)
INVESTING ACTIVITIES:
 Additions to utility plant                           (16,535)    (17,246)
 Conservation                                            (107)     (1,339)
 Investment in Friant power project bonds             (14,525)          -
 Other                                                    155         903
      Net cash used in investing activities           (31,012)    (17,682)
 Change in cash and cash equivalents                   (2,777)       (470)
 Cash and cash equivalents beginning of period          8,468       7,748
      Cash and cash equivalents end of period       $   5,691   $   7,278
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
 Net Income                                         $  30,211   $  20,727
 Adjustments to reconcile net income to net cash:
   Depreciation                                        17,395      16,674
   Deferred income taxes                               (1,559)      3,920
   Investment tax credit-Net                             (355)        (67)
   Allowance for funds used during construction           (50)       (527)
   Postretirement benefits funding (excl pensions)       (697)     (1,037)
   Changes in operating assets and liabilities:
    Accounts receivable                                    77       8,841
    Fuel inventory                                     (6,263)     (5,167)
    Accounts payable                                   (5,015)     (5,249)
    Taxes payable                                      20,734      11,395
    Interest payable                                      288        (110)
   Other - Net                                          2,259      (4,232)
      Net cash provided by operating activities     $  57,025   $  45,168

The accompanying notes are an integral part of these statements.


                          IDAHO POWER COMPANY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE TWELVE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                      Twelve Months Ended
                                                              March 31,
                                                          1996       1995
OPERATING ACTIVITIES:                                (Thousands of Dollars)
 Cash received from operations:
   Retail revenues                                  $ 473,214   $ 463,623
   Wholesale revenues                                  61,195      59,691
   Other revenues                                      23,027      23,625
 Fuel paid                                            (55,877)    (89,926)
 Purchased power paid                                 (53,790)    (66,977)
 Other operation & maintenance paid                  (156,437)   (169,566)
 Interest paid (includes long and short-term
   debt only)                                         (54,048)    (53,133)
 Income taxes paid                                    (39,174)    (17,488)
 Taxes other than income taxes paid                   (22,833)    (21,934)
 Other operating cash receipts and payments-Net         5,010       2,612
      Net cash provided by operating activities       180,287     130,527
FINANCING ACTIVITIES:
 PC bond fund requisitions/other long-term debt        10,000           -
 Common stock issued                                        -       6,636
 Short-term borrowings - Net                          (12,500)     45,500
 Long-term debt retirement                               (519)       (466)
 Preferred stock retirement                              (133)       (129)
 Dividends on preferred stock                          (7,813)     (7,841)
 Dividends on common stock                            (69,950)    (69,848)
 Other sources/(uses)                                  (1,225)       (792)
   Net cash used in financing activities              (82,140)    (26,940)
INVESTING ACTIVITIES:
 Additions to utility plant                           (83,254)   (101,257)
 Conservation                                          (4,455)     (6,785)
 Investment in Friant power project bonds             (14,525)          -
 Other                                                  2,500       6,929
      Net cash used in investing activities           (99,734)   (101,113)
 Change in cash and cash equivalents                   (1,587)      2,474
 Cash and cash equivalents beginning of period          7,278       4,804
      Cash and cash equivalents end of period       $   5,691   $   7,278
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
 Net Income                                         $  96,404   $  77,398
 Adjustments to reconcile net income to net cash:
   Depreciation                                        68,136      60,843
   Deferred income taxes                                6,218      13,754
   Investment tax credit-Net                           (1,374)       (954)
   Allowance for funds used during construction          (948)     (2,746)
   Postretirement benefits funding (excl pensions)     (2,516)     (4,884)
   Changes in operating assets and liabilities:
    Accounts receivable                                (3,479)        755
    Fuel inventory                                     (8,147)     (5,034)
    Accounts payable                                    2,294      (5,257)
    Taxes payable                                       6,821      11,266
    Interest payable                                    2,499       1,641
   Other - Net                                         14,379     (16,255)
      Net cash provided by operating activities     $ 180,287   $ 130,527

The accompanying notes are an integral part of these statements.


                          IDAHO POWER COMPANY
               CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                              March 31,        December 31,
                                                  1996            1995
                                                 (Thousands of Dollars)
COMMON STOCK EQUITY:
 Common stock                           $   94,031         $   94,031
 Premium on capital stock                  362,769            363,044
 Capital stock expense                      (4,126)            (4,127)
 Retained earnings                         223,125            229,827
      Total common stock equity            675,798   45.3%    682,775   45.9%
PREFERRED STOCK, cumulative, ($100
  par or stated value) (Note 5):
  4% preferred stock (authorized
   215,000; shares outstanding:
    1996-171,496; 1995-171,813)             17,150             17,181
 Serial preferred stock, authorized
   150,000 shares: 7.68% Series,
    outstanding 150,000 shares              15,000             15,000
 Serial preferred stock, without
   par value, authorized 3,000,000
    shares: 8.375% Series (authorized
    and outstanding 250,000 shares)         25,000             25,000
   Auction Rate Preferred Series A
     (authorized and outstanding
      500 shares)                           50,000             50,000
   7.07% Series (authorized and
    outstanding 250,000 shares)             25,000             25,000
      Total preferred stock                132,150    8.9     132,181    8.9
LONG-TERM DEBT (Note 5):
 First mortgage bonds:
   5 1/4% Series due 1996                   20,000*            20,000*
   5.33 % Series due 1998                   30,000             30,000
   8.65 % Series due 2000                   80,000             80,000
   6.40 % Series due 2003                   80,000             80,000
   8    % Series due 2004                   50,000             50,000
   9.50 % Series due 2021                   75,000             75,000
   7.50 % Series due 2023                   80,000             80,000
   8 3/4% Series due 2027                   50,000             50,000
   9.52 % Series due 2031                   25,000             25,000
      Total first mortgage bonds           490,000            490,000
   *Amount due within one year             (20,000)
(20,000)
      Net first mortgage bonds             470,000            470,000
 Pollution control revenue bonds:
   5.90 % Series due 2003                   24,200*            24,200*
   6    % Series due 2007                   24,000             24,000
   7 1/4% Series due 2008                    4,360              4,360
   7 5/8% Series 1983-1984 due 2013-2014    68,100             68,100
   8.30 % Series 1984 due 2014              49,800             49,800
     Total pollution control revenue bonds 170,460            170,460
   *Amount due within one year                (450)              (450)
      Net pollution control revenue bonds  170,010            170,010
 REA Notes                                   1,683              1,700
   Amount due within one year                  (67)               (67)
      Net REA Notes                          1,616              1,633
 IdaWest Notes                              10,000                  -
 American Falls bond guarantee              20,740             20,740
 Milner Dam note guarantee                  11,700             11,700
 Unamortized premium/discount - Net         (1,442)            (1,466)
      Total long-term debt                 682,624   45.8     672,618   45.2

TOTAL CAPITALIZATION                    $1,490,572  100.0% $1,487,574  100.0%

The accompanying notes are an integral part of these statements.


                          IDAHO POWER COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1.   SUMMARY OF ACCOUNTING POLICIES:

        Financial Statements
        In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the consolidated financial position as of March 31, 1996 and the consolidated results of operation for the three months, and twelve months ended March 31, 1996 and 1995 and the consolidated cash flows for the three months and twelve months ended March 31, 1996 and 1995. These condensed financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which would be included in full year financial statements and, therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operation for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

        Cash and Cash Equivalents
        For purposes of reporting cash flows, cash and cash equivalents include cash on hand and highly liquid temporary investments with original maturity dates of three months or less.

        Management Estimates
        The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


   2.   ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFDC):

        The allowance, a non-cash item, represents the composite interest costs of debt, shown as a reduction to interest charges, and a return on equity funds, shown as an addition to other income, used to finance construction. While cash is not realized currently from such allowance, it is realized under the rate making process over the service life of the related property through increased revenues resulting from higher rate base and higher depreciation expense. Based on the uniform formula adopted by the Federal Energy Regulatory Commission, the Company's weighted average monthly AFDC rate for the three months ended March 31, 1996, was 5.0 percent and was 6.1 percent for the entire year of 1995.

   3.   COMMITMENTS AND CONTINGENT LIABILITIES:

        Commitments under contracts and purchase orders relating to the Company's program for construction and operation of facilities amounted to approximately $1.8 million at March 31, 1996. The commitments are generally revocable by the Company subject to reimbursement of manufacturers' expenditures incurred and/or other termination charges.

        The Company is party to various legal claims, actions, and complaints, certain of which involve material amounts. Although the Company is unable to predict with certainty whether or not it will ultimately be successful in these legal proceedings or, if not, what the impact might be, based upon the advice of legal counsel, management presently believes that disposition of these matters will not have a material adverse effect on the Company's financial position, results of operation, or cash flow.

   4.   REGULATORY ISSUES:

       The Company has in place, in its Idaho jurisdiction, a Power Cost Adjustment (PCA) mechanism which allows Idaho's retail customer rates to be adjusted annually to reflect the Idaho share of forecasted net power supply costs. Deviations from forecasted costs are deferred with interest and then adjusted (trued-up) in the subsequent year. Changes due to better water conditions and milder weather have resulted in the Company currently recording a PCA credit of $5.4 million at March 31, 1996. The current balance is adjusted monthly as actual conditions are compared to the forecasted net power supply costs.

        The Company filed its 1996 PCA application on April 15, 1996, requesting a decrease in the Idaho jurisdiction PCA rate. The PCA change will decrease Idaho rates by approximately $24.5 million (5.6 percent), including the true-up for 1995. The 1996 PCA reflects costs below the normalized or base rates established for PCA expenses.

   5.   FINANCING:

        The Company currently has a $200,000,000 shelf registration statement which can be used for both First Mortgage Bonds
        (including Medium Term Notes) and Preferred Stock.

   6.   INCOME TAXES:

        The effective tax rate for the first three months decreased from 40.7% in 1995 to 36.6% in 1996. A reconciliation between the statutory federal income tax rate and the effective rate for the three months ended March 31, 1996 is as follows:

                                                   Amount      Rate

        Computed income taxes based on
          statutory federal income tax rate       $16,687      35.0%

        Changes in taxes resulting from:
            Current State Income taxes.             2,239       4.7
            Net Depreciation                        1,099       2.3
            Investment Tax Credits restored          (703)     (1.5)
            Repair Allowance                         (880)     (1.8)
            Other                                    (976)     (2.1)

                                                  $17,466      36.6%








     INDEPENDENT ACCOUNTANTS' REPORT


     Idaho Power Company
     Boise, Idaho


     We have reviewed the accompanying condensed consolidated balance sheets and statements of capitalization of Idaho Power Company and subsidiaries as of March 31, 1996, and the related consolidated statements of income for the three-, and twelve-month periods ended March 31, 1996 and 1995 and condensed consolidated statements of cash flows for the three- and twelve-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiaries as of December 31, 1995, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein), and in our report dated January 31, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet and statement of capitalization as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet and statement of capitalization from which it has been derived.


     DELOITTE & TOUCHE LLP
     Portland, Oregon
     April 30, 1996


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Idaho Power Company's consolidated financial statements represent the Company and its five wholly-owned subsidiaries: Idaho Energy Resources Company (IERCo); Ida-West Energy Company (Ida-West); IDACORP, Inc.; Idaho Utility Products Company (IUPCo); and Stellar Dynamics (Stellar). This discussion uses the terms Idaho Power and the Company interchangeably to refer to Idaho Power Company and its subsidiaries.

The Company is primarily a hydro-based electric utility. Therefore, its operational results, like those of other utilities in the Pacific Northwest, are significantly affected by changing weather, precipitation, and streamflow conditions. In addition, the amount of energy used by general business consumers varies from season to season
- - and from month to month within each season - primarily because of seasonal weather. Non-firm (or off-system) energy sales also vary, by quarter and by year, as a result of varying hydro conditions and energy demand from other utilities. Operating costs fluctuate during periods when reductions in low-cost hydroelectric generating capability or a strong, non-firm energy market increase the Company's reliance on higher-cost thermal generation or purchases of power from other utilities.

The Company uses a Power Cost Adjustment (PCA) mechanism in Idaho, its primary jurisdiction. The PCA provides recovery for a major portion of those operating expenses that have the greatest potential for variation. With the PCA, the Company's operating results and earnings per share are more closely aligned with general regulatory, economic, and temperature-related weather conditions, and are less dependent on variable precipitation and streamflow conditions.

Earnings Per Share and Book Value

Earnings per share of common stock were $0.75 for the quarter, an increase of $0.25 (50.0 percent) from the same quarter last year. The twelve months ended March 31, 1996 yielded earnings of $2.35 per share, an increase of $0.49 (26.3 percent) from the twelve months ended March 31, 1995. The twelve-month earnings represent a 13.1 percent earned return on year-end March 31 common equity, compared to the 10.6 percent earned through March 31 last year. At March 31, 1996, the book value per share of common stock was $17.97, compared to $17.48 for the same period a year ago.

RESULTS OF OPERATIONS

Precipitation and Streamflows

Idaho Power analyzes precipitation and streamflow conditions based on their effect on Brownlee Reservoir, water source for the three Hells Canyon hydroelectric projects. In normal years, these three projects combine to produce about half of the Company's generated electricity.

Precipitation in the Company's service territory was above normal for the first three months of 1996. At April 1, 1996, reservoir storage above Brownlee was 71 percent of capacity, compared to 63 percent at this time last year and to the normal capacity of 70 percent for the same period.

Inflows into Brownlee result from a combination of precipitation, storage, and ground water conditions. At April 1, 1996, the Company estimated that 7.5 million acre-feet (MAF) of water will flow into Brownlee Reservoir during the April-July runoff period. This figure represents approximately 156 percent of the 68-year median of 4.8 MAF.

Energy Requirements

For the first three months of 1996, the Company met its total system energy requirements from the following sources: hydro generation (67 percent), thermal generation (22 percent), and purchased power and other interchanges (11 percent). For the same period of 1995, these figures were 54 percent hydro, 35 percent thermal, and 11 percent purchased power and other interchanges.

With precipitation, streamflows, and reservoir storage above average, the Company estimates that 63 percent of its 1996 energy requirements will come from hydro generation, 23 percent from thermal generation, and 14 percent from purchased power and other interchanges. Under normal conditions, Idaho Power's hydro system would contribute approximately 57 percent of the Company's total system energy requirements, with thermal generation accounting for approximately 34 percent, and the remaining 9 percent coming from purchased power and other interchanges.

Economy

Over the last seven years, Idaho's economy has consistently ranked among the fastest growing in the U.S. The average annual compound rate of growth over the last five years was nearly 4.6 percent. It was inevitable, therefore, that this growth rate would begin to slacken.
In 1995, Idaho experienced a 3.2 percent rate of growth in non-agricultural employment. This figure compares to 5.0 percent in 1993 and 4.6 percent in 1994. Economic forecasts estimate that Idaho's employment growth for 1996 and 1997 will be 2.8 percent and 2.9 percent respectively. In addition, Idaho's population growth is expected to be moderate in the near-term as the rate of job creation slows. Still, Idaho will likely maintain a rate of population growth that is nearly twice that of the national average.

Power Cost Adjustment

Since 1993, the Idaho Public Utilities Commission (IPUC) has permitted Idaho Power to use a PCA mechanism in its Idaho jurisdiction. The PCA enables the Company to collect or to refund a portion of the difference between net power supply costs actually incurred and those allowed in the Company's base rates. The current balance is adjusted monthly as actual conditions are compared to the PCA forecasted net power supply costs. At March 31, 1996, the Company had recorded $5.4 million of power supply costs above those projected in the 1995 PCA forecast that were included in the true-up portion of the 1996 PCA filing. The Company filed its 1996 PCA application on April 15, 1996, requesting a decrease in the Idaho jurisdiction PCA rate. The PCA change will decrease Idaho rates by approximately $24.5 million (5.6 percent), including the true-up for 1995. The 1996 PCA reflects costs below the normalized or base rates established for PCA expenses.

Revenues

General business revenues were up by $10.9 million (10.0 percent) for the quarter, and by $8.6 million (1.9 percent) for the twelve months ended March 31, 1996.

The quarterly gain reflects increases in rate levels, the total number of customers served, and customer usage when compared to the first quarter of 1995. The Company posted gains in three customer classes. Residential revenues increased $7.3 million (13.5 percent); industrial sales rose $0.8 million (3.1 percent); and commercial sales increased $2.7 million (10.5 percent).

The increase for the twelve-month period represents the continuing strength of economic growth in the Company's service territory, increases in new customers, energy usage patterns, and rate increases in the Idaho and Oregon jurisdictions. Idaho Power added 11,303 new general business customers a 3.4 percent increase over the total number of customers served at this time last year.

Total surplus sales rose $3.2 million during the first quarter and $9.4 million for the twelve-month period. These increases reflect improved hydroelectric generating conditions in 1995 and 1996. The increased sales were partially offset by a $4.2 million decline in firm sales for resale during the twelve-month period. This decline is due to the expiration of a short-term firm sales agreement with another utility for sales during July and August of 1994. Firm sales for resale increased $0.4 million during the first three months of 1996.

When compared to the corresponding periods a year ago, total operating revenues increased $15.3 million (11.6 percent) for the first quarter of 1996, and $14.7 million (2.7 percent) for the twelve months ended March 31, 1996.

Expenses

Total operation and maintenance expenses were up $3.6 million (5.9 percent) for the quarter, but down $19.4 million (6.4 percent) for the twelve months ended March 31, 1996.

Purchased power expenses were up for the three-month period by $1.5 million, but were down for the twelve-month period by $5.6 million. The increase for the three-month period reflects economy purchases Idaho Power made while prices for off-system energy were lower, allowing the Company to reduce the need for generation at its thermal facilities. The decrease for the twelve-month period reflects good hydroelectric generating conditions throughout that period of time.

Fuel expenses were lower for both periods: $7.0 million and $37.2 million respectively. Again, these decreases reflect good hydroelectric generating conditions during 1995 and 1996.

PCA expenses increased by $8.6 million and $27.0 million for the three- and twelve-month periods respectively. The PCA mechanism reduces expenses when power supply costs are above normal, and increases them when power supply costs are below normal (see Note 4). PCA component expenses were lower than base amounts; therefore, PCA expenses increased when compared to the same periods a year ago.

All other operation and maintenance expenses were up $0.5 million for the first quarter, but down $3.5 million for the twelve months ended March 31, 1996. The decrease reflects reduced thermal operation and maintenance expenses, reduced accruals for injury and damage expense, and the successful efforts of the Company's employees to reduce operating costs.

Total interest costs increased $0.1 million and $1.6 million for the three - and twelve-month periods respectively. These increases are the result of varying levels of short-term borrowings throughout the reported periods, as well as an increase in long-term debt resulting from the recent purchase of bonds by the Company's Ida-West subsidiary. Income taxes increased during both periods because of a corresponding increase in pre-tax income. Depreciation expense increased as a result of greater plant investment.

Ida-West Energy Company

This wholly owned subsidiary of the Company holds investments in eight operating hydroelectric plants with a total generating capacity of
60.8 megawatts (MW). Ida-West owns, through various partnerships, a 50 percent equity interest in five of these projects. Ida-West's wholly-owned subsidiaries also operate and maintain the five projects, all of which are located in Idaho. Ida-West holds 100 percent of the subordinated debt relating to one of these Idaho projects.

In January 1996, Ida-West purchased all of the outstanding bonds (approximately $33 million) that were issued to finance three hydroelectric plants known collectively as the Friant Power Project. This project is located at the U.S. Bureau of Reclamation's Friant Dam on the headwaters of the San Joaquin River in Madera and Fresno Counties, California. It has an aggregate generating capacity of 27.4 MW. The project is owned and operated by Friant Power Authority, a quasi-governmental entity consisting of six irrigation districts, a water district, and a municipal utility district.

In addition, Ida-West owns, together with two other equal partners, the Hermiston Power Project, a 460 MW gas-fired cogeneration project to be located near Hermiston, Oregon. The Bonneville Power Administration
(BPA) selected the project to be a part of its Resource Contingency Program. In 1993, the partnership and the BPA signed an option development agreement granting the BPA an option to acquire energy and capacity from the project any time during a five-year option hold period after all option development period tasks, including permitting, have been completed. The agreement also entitles the partnership to reimbursement from the BPA for certain development costs, based on the achievement of certain milestones. Ida-West has been responsible for managing all permitting and development activities relating to the project since its inception. In March 1996, the Oregon Energy Facility Siting Council issued a site certificate for the project, the last major permit necessary for construction and operation of the project. Therefore, the partnership has completed all of its option development responsibilities and has entered the option hold period, which expires on June 30, 2000. The partnership and the BPA are exploring various alternatives for marketing the project's output. Project financing for construction costs would be non-recourse to Idaho Power.

To date, the Company has invested $20 million in Ida-West. Ida-West continues an active search for new projects.

IDACORP, Inc.

Through this wholly-owned subsidiary, Idaho Power is participating in four affordable housing programs. These investments provide a return to IDACORP by reducing federal income taxes and by assuring a return on investment through tax credits and tax depreciation benefits.

Stellar Dynamics

During the first quarter of 1996, Idaho Power invested $1.0 million in Stellar Dynamics. As Stellar's capital requirements increase, the Company has approved additional equity investments up to a total of $3.0 million. Stellar's core business is to provide products and services to control, protect, and monitor utility and industry processes and equipment. Stellar offers design and integration of high-quality modular process control systems backed with field support, training, documentation, and customer service.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

For the three months ended March 31, 1996, the Company generated $57.0 million in net cash from operations. After deducting for both common and preferred dividends, net cash generation from operations provided approximately $37.5 million for the Company's construction program and other capital requirements. This is a 46.7 percent increase over the same period in 1995.

Cash Expenditures

Idaho Power estimates that its cash construction program for 1996 will require approximately $85.4 million. This estimate is subject to revision in light of changing economic, regulatory, environmental, and conversation factors. During the first three months of 1996, the Company expended approximately $16.5 million for construction.

Idaho Power's primary financial commitments and obligations are related to contracts and purchase orders associated with its ongoing construction program. The Company expects to finance these commitments and obligations by using both internally generated funds and externally financed capital to the extent required. Although the Company has regulatory approval to incur up to $150 million of bank borrowings, it presently maintains lines of credit with various banks aggregating $85 million. The Company may use these lines of credit to finance a portion of its construction program on an interim basis. At March 31, 1996, the Company's short-term borrowings totaled $35.0 million.

Financing Program

Idaho Power has on file a shelf registration statement for the issuance of first mortgage bonds and/or preferred stock with a total aggregate principal amount not to exceed $200 million.

After reviewing the Company's financial condition, Standard & Poors (S&P) raised its rating on the Company's first mortgage bonds from A to A+ effective April 16, 1996. S&P also raised its rating on the Company's preferred stock and other unsecured debt from A- to A, while reaffirming the Company's A1 rating for commercial paper.

Idaho Power's current objective is to maintain capitalization ratios of approximately 45 percent common equity, 8 to 10 percent preferred stock, and the balance in long-term debt. For the twelve-month period ended March 31, 1996, the Company's consolidated pre-tax interest coverage was 3.62 times.

Construction Program

Idaho Power continues to study the economic feasibility of constructing the Southwest Intertie Project (SWIP) to capitalize on its strategic location between the Intermountain West and the Pacific Northwest. The Company's SWIP proposal calls for a 500-mile, 500 kilovolt (kV) transmission line that would serve as a major north-south transmission artery, interconnecting the Company's system with those of utilities in California and the Southwest. In December 1994, the U.S. Bureau of Land Management (BLM) issued a favorable record of decision on the Company's environmental impact statement and granted the project a right-of-way across public lands in Idaho, Nevada, and Utah. Idaho Power intends to retain up to 20 percent of ownership and capacity in the 1,200 MW project. The SWIP may be built in segments as warranted by demand for its transmission services. Idaho Power and the BLM are working on a detailed, site-specific construction, operation, and maintenance plan aimed at mitigating the environmental impact of the project.

During the fourth quarter of 1995, the Company sent participation packages to interested parties and received requests for capacity. The Company and the six interested parties have completed ownership allocation and negotiations for the execution of the Memorandum of Agreement (MOA). When the MOA is executed, the Company will require each party to pay its share of the approximately $8.5 million expended for environmental permitting, right-of-way acquisition, and related development activities. The SWIP owners will then form an Executive Committee, with voting rights proportional to each share of the project. The Executive Committee will oversee development activities for the SWIP and related projects.

The Company has put the SWIP on hold, pending an order from the Public Service Commission of Nevada to allow Nevada Power to participate in the project.

Salmon Recovery Plan

Work continues on the development of a comprehensive and scientifically credible plan to ensure the long-term survival of anadromous fish runs on the Columbia and Lower Snake Rivers. Idaho Power fully supports and actively participates in this regional effort.

In March of 1995, the National Marine Fisheries Service (NMFS) released a Proposed Recovery Plan for the listed Snake River Salmon. The NMFS accepted public comment on the Plan through December of 1995. As drafted, the Plan would not require any changes to the Company's current operations for salmon. Pending completion of a final recovery plan by the NMFS, the U.S. Army Corps of Engineers and other governmental agencies operating federally-owned dams and reservoirs on the Snake and Columbia Rivers will continue to consult with the NMFS regarding ongoing system operations. The Company does not expect these interim operations to change its current operations for salmon.

Idaho Power is negotiating with the BPA to obtain reimbursement for costs associated with lost energy generation and storage resulting from recovery plans that impact the Company's power supply costs.

Nez Perce Lawsuit

Idaho Power's Board of Directors and the Nez Perce Tribe have approved an Agreement in Principle between the Company and the Tribe, which tentatively resolves a four-and-a-half year-old lawsuit regarding alleged damages to the Tribe's treaty-reserved fishing rights.

The suit arose from the construction, maintenance, and operation of Idaho Power's three-dam Hells Canyon Complex and the project's alleged impact both on fish and the Tribe's treaty-reserved fishing rights. The Agreement requires the approval of the United States government acting in its capacity as trustee for the Tribe. In addition, the Idaho and Oregon public utility commissions must issue orders authorizing specific accounting measures for the Agreement.

Under the terms of the proposed agreement, Idaho Power would pay the Nez Perce Tribe $11.5 million in the following manner:

     - $5 million in 1996. At the time of the payment of the initial $5 million, the Nez Perce would move for dismissal, with prejudice, their legal action against the Company.

     -    $1,625,000 each year for the next four years beginning in 1997.

In connection with settling the litigation, the Company and the Tribe also reached a provisional settlement regarding the relicensing of the Hells Canyon Complex. In return for the Tribe's support of the Company's application to relicense the project, the Company will place $5 million in an escrow account on August 3, 2003, the date by which the Company must file its relicense application. The Tribe will be entitled to earnings from investments on this account until the Company accepts or rejects a new federal license for the project. If the Company accepts the new federal license, the Tribe will take ownership of the money in the account. If the Company rejects the license, the money will be returned to the Company. This settlement is provisional because the Tribe retains the right to opt out of this relicensing settlement at any time prior to the Company's acceptance of a new federal license.

All payments under the Agreement in Principle will be made in 1996 dollars, which allows for future inflation within a range of 3 percent to 7 percent.

Company Transformation and Regulatory Initiative

On August 3, 1995, Idaho Power filed a new regulatory proposal with the IPUC to support the Company's organizational redesign and corporate
vision.    In response to the Company's proposal, the IPUC approved a
Settlement Stipulation that provides for a general rate freeze through the end of 1999 and allows, as necessary, for the accelerated amortization of regulatory liabilities associated with accumulated deferred investment tax credits (ADITCs) to provide a minimum 11.5 percent return on actual year-end common equity. The new freeze and the accelerated amortization of regulatory liabilities associated with ADITCs gives the Company time to pursue and to implement its efficiency and growth initiatives with the assurance of at least a reasonable level of financial performance apart from the need to change customer prices.

On November 22, 1995, the Idaho State Tax Commission approved the accounting treatment for the Idaho ADITCs; the Internal Revenue Service granted its approval on March 5, 1996. As of March 31, 1996, no accumulated amortization of ADITCs has occurred.

New Business Opportunities - Technologies and Services

Idaho Power and representatives from the government of Indonesia signed a Memorandum of Understanding on March 6, 1996 that clears the way for the Company to conduct a detailed feasibility study on using solar photovoltaic (PV) technology, micro hydroelectric systems, and other renewable energy systems to provide electricity to various locations throughout Indonesia's complex of islands . The Company expects to complete the feasibility study by July of this year. If the project is deemed workable, Idaho Power would likely begin to develop services in 1997.

The Company intends to pursue similar opportunities outside of the United States through the formation of a non-regulated joint venture company to be called Idaho Power International (IPI). IPI will seek to establish successful long-term business operations in markets where public policy supports the establishment of sustainable, private-sector energy projects. IPI will focus on markets where individuals can pay for the electricity services delivered. The World Bank estimates that two billion people around the world currently do not have access to an electric grid.

IPUC Workshops Regarding Industry Changes

The IPUC has scheduled workshops to address changes in the electric utility industry and their possible effects on the state of Idaho. The workshop participants will discuss a number of issues, including:

     -    How will competition affect service?

     -    How will competition benefit utility customers?

     - What are the economic transitional issues and how should they be addressed?

In addition, the IPUC will use the workshops to try to determine what its next investigative steps should be. The commissioners want to learn whether or not people believe that it will be necessary to change the existing regulatory and legal framework in which regulated electric utilities operate in Idaho. The Company will actively participate in these workshops to facilitate its transition to a more competitive business environment.

FERC Proposed Rule

On April 24, 1996, the FERC issued its Order Nos. 888 and 889 dealing with Open-Access Non-Discriminatory Transmission Services by Public and Transmitting Utilities, and standards of conduct regarding the same. These orders require utilities owning transmission lines to file non-discriminatory rates available to all buyers and sellers of electricity, require utilities to use that tariff for their own wholesale sales and purchases, and allow utilities to recover stranded costs, subject to certain conditions Every utility owning transmission lines must file compliance tariffs within 60 days after Order No. 888 is published in the Federal Register.

Idaho Power has long had an informal open-access transmission policy, and is experienced in providing reliable, high-quality, economical transmission service. The Company provides various firm and non-firm wheeling services for several surrounding utilities. In November of 1995, the Company filed with the FERC open-access tariffs for Point-to-Point and Network transmission service. The Company requested and received permission to implement these tariffs beginning February 1, 1996.

The substance of these tariffs is to offer the same quality and character of transmission services to anyone seeking them as those the Company uses in its own operations. The FERC set the proposed rates for service under the tariffs for hearing, and the Company may provide service at these proposed rates subject to refund.

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

On September 18, 1992, the Company filed a motion for summary judgment in the hope of securing dismissal of the Tribe's action. The District Court issued an Order of Reference sending the case to a Federal Magistrate. On July 30, 1993, the Magistrate issued a Report and Recommendation that the District Judge granted that portion of the Company's motion for summary judgment regarding the loss of fish.

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

The Company and the Tribe have reached agreement on a proposed settlement of this case. The Nez Perce Tribal Executive Committee and the Company's Board of Directors has approved the settlement, and the Company has submitted the proposed settlement to appropriate state and federal regulators for their approval (see Management's Discussion section regarding the Nez Perce lawsuit).

This matter has been previously reported in Form 10-K dated March 16, 1992, March 12, 1993, March 10, 1994, March 9, 1995, March 14, 1996,
and other reports filed with the Commission.


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

10(i)(ii)                              Third Restated and Amended
                                       Coal Sales Agreement, dated
                                       January 1, 1996, among Bridger
                                       Coal Company and PacifiCorp
                                       (dba Pacific Power & Light
                                       Company) and the Company.

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


1 Compensatory Plan

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

*10(x)       1-3198       10(x)       Agreement for design of
             Form 10-Q                substation dated October 4,
             for 9/30/95              1995, between the Company and
                                      Micron Technology, Inc.

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

27                                    Financial Data Schedule

             (b) Reports on Form 8-K. The following report on Form 8-K was filed for the three months ended March 31, 1996.

               1. Item 7.  Financial Statements and Exhibits -
                  A report on Form 8-K dated February 27, 1996 was filed by the Company containing Financial Statements and certain exhibits.


*Previously Filed and Incorporated Herein By Reference.




SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     IDAHO POWER COMPANY
                                     (Registrant)



Date  May 3, 1996         By:   /s/  J LaMont Keen
                                     J LaMont Keen
                                     Vice President, Chief Financial
                                     Officer and Treasurer
                                     (Principal Financial Officer and
                                      Principal Accounting Officer)