Form 10-Q/A
period 1996-03-31
IDAHO POWER CO
filed 1996-05-07
CIK 49648

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


                          IDAHO POWER COMPANY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                       Three Months Ended
                                                               March 31,
                                                        1996         1995
OPERATING ACTIVITIES:                                (Thousands of Dollars)
 Cash received from operations:
 Retail revenues                                    $ 123,351   $ 118,958
   Wholesale revenues                                  17,626      15,691
   Other revenues                                       5,729       5,528
 Fuel paid                                            (14,795)    (20,659)
 Purchased power paid                                 (13,230)    (11,966)
 Other operation & maintenance paid                   (41,323)    (39,096)
 Interest paid (includes long and short-term
   debt only)                                         (13,913)    (14,168)
 Income taxes paid                                     (1,771)     (3,000)
 Taxes other than income taxes paid                    (2,012)     (2,119)
 Other operating cash receipts and payments-Net        (2,637)     (4,001)
      Net cash provided by operating activities        57,025      45,168
FINANCING ACTIVITIES:
 PC bond fund requisitions/other long-term debt        10,000           -
 Short-term borrowings - Net                          (18,000)     (7,500)
 Long-term debt retirement                                (17)        (17)
 Preferred stock retirement                               (20)        (38)
 Dividends on preferred stock                          (2,015)     (2,091)
 Dividends on common stock                            (17,481)    (17,498)
 Other sources/(uses)                                  (1,257)       (812)
   Net cash used in financing activities              (28,790)    (27,956)
INVESTING ACTIVITIES:
 Additions to utility plant                           (16,535)    (17,246)
 Conservation                                            (107)     (1,339)
 Increase in investments                              (14,525)          -
 Other                                                    155         903
      Net cash used in investing activities           (31,012)    (17,682)
 Change in cash and cash equivalents                   (2,777)       (470)
 Cash and cash equivalents beginning of period          8,468       7,748
      Cash and cash equivalents end of period       $   5,691   $   7,278
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
 Net Income                                         $  30,211   $  20,727
 Adjustments to reconcile net income to net cash:
   Depreciation                                        17,395      16,674
   Deferred income taxes                               (1,559)      3,920
   Investment tax credit-Net                             (355)        (67)
   Allowance for funds used during construction           (50)       (527)
   Postretirement benefits funding (excl pensions)       (697)     (1,037)
   Changes in operating assets and liabilities:
    Accounts receivable                                    77       8,841
    Fuel inventory                                     (6,263)     (5,167)
    Accounts payable                                   (5,015)     (5,249)
    Taxes payable                                      20,734      11,395
    Interest payable                                      288        (110)
   Other - Net                                          2,259      (4,232)
      Net cash provided by operating activities     $  57,025   $  45,168

The accompanying notes are an integral part of these statements.


                          IDAHO POWER COMPANY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE TWELVE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                      Twelve Months Ended
                                                              March 31,
                                                          1996       1995
OPERATING ACTIVITIES:                                (Thousands of Dollars)
 Cash received from operations:
   Retail revenues                                  $ 473,214   $ 463,623
   Wholesale revenues                                  61,195      59,691
   Other revenues                                      23,027      23,625
 Fuel paid                                            (55,877)    (89,926)
 Purchased power paid                                 (53,790)    (66,977)
 Other operation & maintenance paid                  (156,437)   (169,566)
 Interest paid (includes long and short-term
   debt only)                                         (54,048)    (53,133)
 Income taxes paid                                    (39,174)    (17,488)
 Taxes other than income taxes paid                   (22,833)    (21,934)
 Other operating cash receipts and payments-Net         5,010       2,612
      Net cash provided by operating activities       180,287     130,527
FINANCING ACTIVITIES:
 PC bond fund requisitions/other long-term debt        10,000           -
 Common stock issued                                        -       6,636
 Short-term borrowings - Net                          (12,500)     45,500
 Long-term debt retirement                               (519)       (466)
 Preferred stock retirement                              (133)       (129)
 Dividends on preferred stock                          (7,813)     (7,841)
 Dividends on common stock                            (69,950)    (69,848)
 Other sources/(uses)                                  (1,225)       (792)
   Net cash used in financing activities              (82,140)    (26,940)
INVESTING ACTIVITIES:
 Additions to utility plant                           (83,254)   (101,257)
 Conservation                                          (4,455)     (6,785)
 Increase in investments                              (14,525)          -
 Other                                                  2,500       6,929
      Net cash used in investing activities           (99,734)   (101,113)
 Change in cash and cash equivalents                   (1,587)      2,474
 Cash and cash equivalents beginning of period          7,278       4,804
      Cash and cash equivalents end of period       $   5,691   $   7,278
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
 Net Income                                         $  96,404   $  77,398
 Adjustments to reconcile net income to net cash:
   Depreciation                                        68,136      60,843
   Deferred income taxes                                6,218      13,754
   Investment tax credit-Net                           (1,374)       (954)
   Allowance for funds used during construction          (948)     (2,746)
   Postretirement benefits funding (excl pensions)     (2,516)     (4,884)
   Changes in operating assets and liabilities:
    Accounts receivable                                (3,479)        755
    Fuel inventory                                     (8,147)     (5,034)
    Accounts payable                                    2,294      (5,257)
    Taxes payable                                       6,821      11,266
    Interest payable                                    2,499       1,641
   Other - Net                                         14,379     (16,255)
      Net cash provided by operating activities     $ 180,287   $ 130,527

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


                                     IDAHO POWER COMPANY
                                     (Registrant)



Date  May 7, 1996         By:   /s/  J LaMont Keen
                                     J LaMont Keen
                                     Vice President, Chief Financial
                                     Officer and Treasurer
                                     (Principal Financial Officer and
                                      Principal Accounting Officer)