Form 10-Q
period 1996-06-30
IDAHO POWER CO
filed 1996-08-02
CIK 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1996

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

           Number of shares of Common Stock, $2.50 par value, outstanding as of July 31, 1996 is 37,612,351.




                             IDAHO POWER COMPANY

                                    Index




  Part I.  Financial Information:                              Page No

  Item 1.  Financial Statements

     Consolidated Statements of Income - Three Months,
      Six Months and Twelve Months Ended June 30, 1996
      and 1995                                                   3-5

     Consolidated Balance Sheets - June 30, 1996
      and December 31, 1995                                      6, 7

     Consolidated Statements of Cash Flows -
      Six Months and Twelve Months Ended June 30,
      1996 and 1995                                              8, 9

     Consolidated Statements of Capitalization -
      June 30, 1996 and December 31, 1995                        10

     Notes to Consolidated Financial Statements                  11-13

     Independent Accountants' Report                             14

  Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                      15-25

  Part II.  Other Information:

  Item 1.  Legal Proceedings                                     26

  Item 4.  Submission of Matters to a Vote of Security
            Holders                                              27

  Item 6.  Exhibits and Reports on Form 8-K                      28-35

  Signatures                                                     36

                       PART I - FINANCIAL INFORMATION
                             IDAHO POWER COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995


Item 1. Financial Statements
                                                 Three Months Ended
                                                   June 30,       Increase/
                                                1996      1995    (Decrease)

                                                     (Thousands of Dollars)
REVENUES (Notes 1 and 3)                       $140,384  $130,254  $ 10,130

EXPENSES (Notes 1 and 3):
 Operation:
   Purchased power                               16,431    10,675     5,756
   Fuel expense                                   7,399     7,619      (220)
   Power cost adjustment                          5,462     8,716    (3,254)
   Other                                         32,148    31,867       281
 Maintenance                                     10,310     9,942       368
 Depreciation                                    17,177    16,436       741
 Taxes other than income taxes                    4,716     6,318    (1,602)

      Total expenses                             93,643    91,573     2,070

INCOME FROM OPERATIONS                           46,741    38,681     8,060

OTHER INCOME:
 Allowance for equity funds used during
  construction                                       (1)        9       (10)
 Other - Net                                      3,115     3,374      (259)

      Total other income                          3,114     3,383      (269)

INTEREST CHARGES:
 Interest on long-term debt                      12,703    12,789       (86)
 Other interest                                   1,404     1,339        65

      Total interest charges                     14,107    14,128       (21)

 Allowance for borrowed funds used
  during construction                              (113)     (603)      490

      Net interest charges                       13,994    13,525       469

INCOME BEFORE INCOME TAXES                       35,861    28,539     7,322

INCOME TAXES                                     12,828    10,951     1,877

NET INCOME                                       23,033    17,588     5,445
 Dividends on preferred stock                     1,927     2,006       (79)

EARNINGS ON COMMON STOCK                       $ 21,106  $ 15,582  $  5,524

AVERAGE COMMON SHARES
 OUTSTANDING (000)                               37,612    37,612       N/A
Earnings per share of common stock             $   0.56  $   0.41  $   0.15
Dividends paid per share of common stock       $  0.465  $  0.465  $      -

The accompanying notes are an integral part of these statements.


                             IDAHO POWER COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
               FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                                  Six Months Ended
                                                   June 30,       Increase/
                                                1996      1995    (Decrease)

                                                     (Thousands of Dollars)
REVENUES (Notes 1 and 3)                       $287,013  $261,590  $ 25,423

EXPENSES (Notes 1 and 3):
 Operation:
   Purchased power                               24,646    17,392     7,254
   Fuel expense                                  15,931    23,110    (7,179)
   Power cost adjustment                         12,314     7,011     5,303
   Other                                         65,358    64,291     1,067
 Maintenance                                     19,115    19,000       115
 Depreciation                                    34,572    33,110     1,462
 Taxes other than income taxes                    9,846    12,444    (2,598)

      Total expenses                            181,782   176,358     5,424

INCOME FROM OPERATIONS                          105,231    85,232    19,999

OTHER INCOME:
 Allowance for equity funds used during
  construction                                       (3)        7       (10)
 Other - Net                                      6,457     5,318     1,139

      Total other income                          6,454     5,325     1,129

INTEREST CHARGES:
 Interest on long-term debt                      25,666    25,578        88
 Other interest                                   2,646     2,612        34

      Total interest charges                     28,312    28,190       122

 Allowance for borrowed funds used
  during construction                              (164)   (1,132)      968

      Net interest charges                       28,148    27,058     1,090

INCOME BEFORE INCOME TAXES                       83,537    63,499    20,038

INCOME TAXES (Note 5)                            30,294    25,184     5,110

NET INCOME                                       53,243    38,315    14,928
 Dividends on preferred stock                     3,878     4,032      (154)

EARNINGS ON COMMON STOCK                       $ 49,365  $ 34,283  $ 15,082

AVERAGE COMMON SHARES
 OUTSTANDING (000)                               37,612    37,612       N/A
Earnings per share of common stock             $   1.31  $   0.91  $   0.40
Dividends paid per share of common stock       $   0.93  $   0.93  $      -

The accompanying notes are an integral part of these statements.


                             IDAHO POWER COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
             FOR THE TWELVE MONTHS ENDED JUNE 30, 1996 AND 1995

                                                Twelve Months Ended
                                                      June 30,      Increase/
                                                  1996      1995   (Decrease)

                                                     (Thousands of Dollars)
REVENUES (Notes 1 and 3)                       $571,044  $547,898  $ 23,146

EXPENSES (Notes 1 and 3):
 Operation:
   Purchased power                               61,840    52,468     9,372
   Fuel expense                                  47,511    75,924   (28,413)
   Power cost adjustment                         12,595     3,448     9,147
   Other                                        127,782   125,092     2,690
 Maintenance                                     36,068    40,696    (4,628)
 Depreciation                                    68,877    61,751     7,126
 Taxes other than income taxes                   20,381    25,014    (4,633)

      Total expenses                            375,054   384,393    (9,339)

INCOME FROM OPERATIONS                          195,990   163,505    32,485

OTHER INCOME:
 Allowance for equity funds used during
  construction                                      (26)      572      (598)
 Other - Net                                     15,511    11,011     4,500

      Total other income                         15,485    11,583     3,902

INTEREST CHARGES:
 Interest on long-term debt                      51,234    51,160        74
 Other interest                                   5,344     4,584       760

      Total interest charges                     56,578    55,744       834

 Allowance for borrowed funds used
  during construction                              (474)   (2,079)    1,605

      Net interest charges                       56,104    53,665     2,439

INCOME BEFORE INCOME TAXES                      155,371   121,423    33,948

INCOME TAXES                                     53,522    43,467    10,055

NET INCOME                                      101,849    77,956    23,893
 Dividends on preferred stock                     7,837     7,823        14

EARNINGS ON COMMON STOCK                       $ 94,012  $ 70,133  $ 23,879

AVERAGE COMMON SHARES
 OUTSTANDING (000)                               37,612    37,612       N/A
Earnings per share of common stock             $   2.50  $   1.86  $   0.64
Dividends paid per share of common stock       $   1.86  $   1.86  $      -

The accompanying notes are an integral part of these statements.


                             IDAHO POWER COMPANY
                         CONSOLIDATED BALANCE SHEETS
                                   ASSETS


                                                     June 30,   December 31,
                                                      1996         1995
                                                     (Thousands of Dollars)
ELECTRIC PLANT:
 In service (at original cost)                     $2,507,970  $2,481,830
   Accumulated provision for depreciation            (861,074)   (830,615)

      In service - Net                              1,646,896   1,651,215
 Construction work in progress                         29,437      20,564
 Held for future use                                    1,106       1,106

      Electric plant - Net                          1,677,439   1,672,885

INVESTMENTS AND OTHER PROPERTY                         31,258      16,826

CURRENT ASSETS:
 Cash and cash equivalents                              7,491       8,468
 Receivables:
   Customer                                            36,357      33,357
   Allowance for uncollectible accounts                (1,397)     (1,397)
   Notes                                                5,334       5,134
   Employee notes receivable                            4,542       4,648
   Other                                                8,173      10,771
 Accrued unbilled revenues (Note 1)                    26,818      25,025
 Materials and supplies (at average cost)              26,268      25,937
 Fuel stock (at average cost)                          18,321      13,063
 Prepayments                                           17,982      20,778
 Regulatory assets associated with income taxes         5,160       5,777

      Total current assets                            155,049     151,561

DEFERRED DEBITS:
 American Falls and Milner water rights                32,440      32,440
 Company owned life insurance                          56,166      56,066
 Regulatory assets associated with income taxes       200,707     200,379
 Regulatory assets - other                             58,796      68,348
 Other                                                 42,038      43,248

      Total deferred debits                           390,147     400,481


      TOTAL                                        $2,253,893  $2,241,753

The accompanying notes are an integral part of these statements.



                             IDAHO POWER COMPANY
                         CONSOLIDATED BALANCE SHEETS
                        CAPITALIZATION & LIABILITIES


                                                     June 30,   December 31,
                                                     1996          1995
                                                    (Thousands of Dollars)
CAPITALIZATION (See Page 10):
 Common stock equity - $2.50 par value (shares
  authorized 50,000,000; shares outstanding
   June 30, 1996 - 37,612,351; December 31,
    1995 - 37,612,351)                             $  696,898  $  682,775
 Preferred stock (Note 4)                             132,110     132,181
 Long-term debt (Note 4)                              681,630     672,618

      Total capitalization                          1,510,638   1,487,574

CURRENT LIABILITIES:
 Long-term debt due within one year                       517      20,517
 Notes payable                                         65,116      53,020
 Accounts payable                                      27,958      40,483
 Taxes accrued                                         25,360      15,409
 Interest accrued                                      14,635      14,785
 Accumulated deferred income taxes                      5,160       5,777
 Other                                                 14,038      12,867

      Total current liabilities                       152,784     162,858

DEFERRED CREDITS:
 Regulatory liabilities associated with accumulated
  deferred investment tax credits                      69,795      70,507
 Accumulated deferred income taxes                    406,685     408,394
 Regulatory liabilities associated with income taxes   34,180      34,554
 Regulatory liabilities - other                           670         789
 Other                                                 79,141      77,077

      Total deferred credits                          590,471     591,321

COMMITMENTS AND CONTINGENT LIABILITIES (Note 2)


      TOTAL                                        $2,253,893  $2,241,753

The accompanying notes are an integral part of these statements.


                             IDAHO POWER COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                                        Six Months Ended
                                                               June 30,
                                                        1996         1995
OPERATING ACTIVITIES:                                (Thousands of Dollars)
 Cash received from operations:
   Retail revenues                                   $239,284    $228,900
   Wholesale revenues                                  33,158      33,566
   Other revenues                                      11,562      10,772
 Fuel paid                                            (22,054)    (33,944)
 Purchased power paid                                 (24,387)    (18,905)
 Other operation & maintenance paid                   (84,749)    (77,813)
 Interest paid (includes long and short-term
   debt only)                                         (27,173)    (27,335)
 Income taxes paid                                    (22,961)    (23,494)
 Taxes other than income taxes paid                    (9,279)    (10,241)
 Other operating cash receipts and payments-Net           (20)     (5,280)
      Net cash provided by operating activities        93,381      76,226
FINANCING ACTIVITIES:
 PC bond fund requisitions/other long-term debt         9,000           -
 Short-term borrowings - Net                           12,100       7,100
 Long-term debt retirement                            (20,034)        (34)
 Preferred stock retirement                               (39)        (66)
 Dividends on preferred stock                          (3,984)     (3,831)
 Dividends on common stock                            (34,962)    (34,992)
 Other sources/(uses)                                  (1,289)       (809)
   Net cash used in financing activities              (39,208)    (32,632)
INVESTING ACTIVITIES:
 Additions to utility plant                           (40,062)    (41,154)
 Conservation                                            (200)     (3,472)
 Increase in investments                              (14,525)          -
 Other                                                   (363)      1,361
      Net cash used in investing activities           (55,150)    (43,265)
 Change in cash and cash equivalents                     (977)        329
 Cash and cash equivalents beginning of period          8,468       7,748
      Cash and cash equivalents end of period        $  7,491    $  8,077
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
 Net Income                                          $ 53,243    $ 38,315
 Adjustments to reconcile net income to net cash:
   Depreciation                                        34,572      33,110
   Deferred income taxes                               (2,486)      2,577
   Investment tax credit-Net                             (712)        (85)
   Allowance for funds used during construction          (161)     (1,139)
   Postretirement benefits funding (excl pensions)        288        (495)
   Changes in operating assets and liabilities:
    Accounts receivable                                (3,009)     11,647
    Fuel inventory                                     (6,123)    (10,834)
    Accounts payable                                      259      (1,513)
    Taxes payable                                      11,113       1,419
    Interest payable                                    1,121         833
   Other - Net                                          5,276       2,391
      Net cash provided by operating activities      $ 93,381    $ 76,226

The accompanying notes are an integral part of these statements.


                             IDAHO POWER COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE TWELVE MONTHS ENDED JUNE 30, 1996 AND 1995

                                                      Twelve Months Ended
                                                             June 30,
                                                          1996      1995
OPERATING ACTIVITIES:                                (Thousands of Dollars)
 Cash received from operations:
   Retail revenues                                 $  479,205  $  466,577
   Wholesale revenues                                  58,852      62,509
   Other revenues                                      23,615      23,207
 Fuel paid                                            (49,851)    (83,897)
 Purchased power paid                                 (58,008)    (64,011)
 Other operation & maintenance paid                  (161,144)   (162,375)
 Interest paid (includes long and short-term
   debt only)                                         (54,141)    (53,851)
 Income taxes paid                                    (39,870)    (28,262)
 Taxes other than income taxes paid                   (21,977)    (23,123)
 Other operating cash receipts and payments-Net         8,904       3,430
      Net cash provided by operating activities       185,585     140,204
FINANCING ACTIVITIES:
 PC bond fund requisitions/other long-term debt         9,000           -
 Common stock issued                                        -           4
 Short-term borrowings - Net                            3,000      42,100
 Long-term debt retirement                            (20,520)       (467)
 Preferred stock retirement                              (124)       (111)
 Dividends on preferred stock                          (8,041)     (7,737)
 Dividends on common stock                            (69,937)    (69,977)
 Other sources/(uses)                                  (1,260)       (789)
   Net cash used in financing activities              (87,882)    (36,977)
INVESTING ACTIVITIES:
 Additions to utility plant                           (82,873)    (97,616)
 Conservation                                          (2,416)     (7,322)
 Increase in investments                              (14,525)          -
 Other                                                  1,525       4,128
      Net cash used in investing activities           (98,289)   (100,810)
 Change in cash and cash equivalents                     (586)      2,417
 Cash and cash equivalents beginning of period          8,077       5,660
      Cash and cash equivalents end of period      $    7,491  $    8,077
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
 Net Income                                        $  101,849  $   77,956
 Adjustments to reconcile net income to net cash:
   Depreciation                                        68,877      61,751
   Deferred income taxes                                6,635       9,541
   Investment tax credit-Net                           (1,713)        (30)
   Allowance for funds used during construction          (448)     (2,651)
   Postretirement benefits funding (excl pensions)     (2,074)     (4,398)
   Changes in operating assets and liabilities:
    Accounts receivable                                (9,372)      4,395
    Fuel inventory                                     (2,340)     (7,973)
    Accounts payable                                    3,832     (11,543)
    Taxes payable                                       7,176       7,710
    Interest payable                                    2,388       1,694
   Other - Net                                         10,775       3,752
      Net cash provided by operating activities    $  185,585  $  140,204

The accompanying notes are an integral part of these statements.


                             IDAHO POWER COMPANY
                  CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                          June 30,        December 31,
                                             1996            1995
                                            (Thousands of Dollars)
COMMON STOCK EQUITY:
 Common stock                          $   94,031          $   94,031
 Premium on capital stock                 362,785             363,044
 Capital stock expense                     (4,149)             (4,127)
 Retained earnings                        244,231             229,827
      Total common stock equity           696,898   46.1%     682,775   45.9%
PREFERRED STOCK, cumulative, ($100 par
  or stated value) (Note 4):
  4% preferred stock (authorized
  215,000; shares outstanding:
  1996-171,098; 1995-171,813)              17,110              17,181
 Serial preferred stock, authorized
  150,000 shares: 7.68% Series,
  outstanding 150,000 shares               15,000              15,000
 Serial preferred stock, without par
  value, authorized 3,000,000 shares:
   8.375% Series (authorized and
   outstanding 250,000 shares)             25,000              25,000
   Auction Rate Preferred Series A
     (authorized and outstanding
     500 shares)                           50,000              50,000
   7.07% Series (authorized and
     outstanding 250,000 shares)           25,000              25,000
      Total preferred stock               132,110    8.8      132,181    8.9
LONG-TERM DEBT (Note 4):
 First mortgage bonds:
   5 1/4% Series due 1996                       -              20,000
   5.33 % Series due 1998                  30,000              30,000
   8.65 % Series due 2000                  80,000              80,000
   6.40 % Series due 2003                  80,000              80,000
   8    % Series due 2004                  50,000              50,000
   9.50 % Series due 2021                  75,000              75,000
   7.50 % Series due 2023                  80,000              80,000
   8 3/4% Series due 2027                  50,000              50,000
   9.52 % Series due 2031                  25,000              25,000
      Total first mortgage bonds          470,000             490,000
   *Amount due within one year                  -             (20,000)
      Net first mortgage bonds            470,000             470,000
 Pollution control revenue bonds:
   5.90 % Series due 2003                  24,200*             24,200*
   6    % Series due 2007                  24,000              24,000
   7 1/4% Series due 2008                   4,360               4,360
   7 5/8% Series 1983-1984 due 2013-2014   68,100              68,100
   8.30 % Series 1984 due 2014             49,800              49,800
      Total pollution control revenue
        bonds                             170,460             170,460
   *Amount due within one year               (450)               (450)
      Net pollution control revenue
        bonds                             170,010             170,010
 REA Notes                                  1,666               1,700
   Amount due within one year                 (67)                (67)
      Net REA Notes                         1,599               1,633
 IdaWest Notes                              9,000                   -
 American Falls bond guarantee             20,740              20,740
 Milner Dam note guarantee                 11,700              11,700
 Unamortized premium/discount - Net        (1,419)             (1,465)
      Total long-term debt                681,630   45.1      672,618   45.2

TOTAL CAPITALIZATION                   $1,510,638  100.0%  $1,487,574  100.0%

The accompanying notes are an integral part of these statements.


                             IDAHO POWER COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1.   SUMMARY OF ACCOUNTING POLICIES:

        Financial Statements
        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of June 30, 1996 and the consolidated results of operation for the three months, six months and twelve months ended June 30, 1996 and 1995 and the consolidated cash flows for the six months and twelve months ended June 30, 1996 and 1995. These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which would be included in full year financial statements and, therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operation for the interim periods are not necessarily indicative of the results to be expected for the full year.

        Principles of Consolidation
        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Idaho Energy Resources Co (IERCo); Idaho Utility Products Company (IUPCO); IDACORP, INC.; Ida-West Energy Company (Ida-West); Stellar Dynamics (Stellar); and Idaho Power Resources Corp.
        (IPRC). All significant intercompany transactions and balances have been eliminated in consolidation.

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

        Reclassifications
        Certain items previously reported for years prior to 1996 have been reclassified to conform with the current year's presentation. Net income was not affected by these reclassifications.

   2.   COMMITMENTS AND CONTINGENT LIABILITIES:

        Commitments under contracts and purchase orders relating to the Company's program for construction and operation of facilities amounted to approximately $2.7 million at June 30, 1996. The commitments are generally revocable by the Company subject to reimbursement of manufacturers' expenditures incurred and/or other termination charges.

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

   3.   REGULATORY ISSUES:

       The Company has in place, in its Idaho jurisdiction, a Power Cost Adjustment (PCA) mechanism which allows Idaho's retail customer rates to be adjusted annually to reflect the Idaho share of forecasted net power supply costs. Deviations from forecasted costs are deferred with interest and then adjusted (trued-up) in the subsequent year. Changes due to better water conditions and milder weather have resulted in the Company currently recording a PCA credit of $4.1 million at June 30, 1996. The current balance is adjusted monthly as actual conditions are compared to the forecasted net power supply costs.

        The Company filed its 1996 PCA application on April 15, 1996, requesting a decrease in the Idaho jurisdiction PCA rate. On May 16th the Company received a ruling from the Idaho Public Utility Commission reducing Idaho rates by $25.7 million (5.9 percent), including the true-up for 1995. The 1996 PCA forecast reflects costs below the base rates established for PCA expenses.

   4.   FINANCING:

        The Company currently has a $200,000,000 shelf registration statement which can be used for both First Mortgage Bonds (including Medium Term Notes) and Preferred Stock. On
        July 29, 1996, the Company issued $30,000,000 principal amount of Secured Medium Term Notes, Series B, 6.93% Series Due 2001. The net proceeds were used for repayment of commercial paper issued in connection with the Company's ongoing construction program.

   5.   INCOME TAXES:

        The effective tax rate for the first six months decreased from 39.7% in 1995 to 36.3% in 1996. A reconciliation between the statutory federal income tax rate and the effective rate for the six months ended June 30, 1996 is as follows:

                                                   Amount      Rate

        Computed income taxes based on
          statutory federal income tax rate       $29,238     35.0 %


        Changes in taxes resulting from:
            Current state income taxes.             3,760       4.5
            Depreciation                            2,015       2.4
            Investment tax credits restored        (1,409)     (1.7)
            Repair allowance                       (1,720)     (2.0)
            Other                                  (1,590)     (1.9)

                                                  $30,294      36.3%







     INDEPENDENT ACCOUNTANTS' REPORT


     Idaho Power Company
     Boise, Idaho


     We have reviewed the accompanying consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiaries as of June 30, 1996, and the related consolidated statements of income for the three-, six- and twelve-month periods ended June 30, 1996 and 1995 and consolidated statements of cash flows for the six- and twelve-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiaries as of December 31, 1995, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet and statement of capitalization as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet and statement of capitalization from which it has been derived.


     DELOITTE & TOUCHE LLP
     Portland, Oregon
     July 31, 1996


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Idaho Power Company's consolidated financial statements represent the Company and its six wholly-owned subsidiaries: Idaho Energy Resources Company (IERCo); Ida-West Energy Company (Ida-West); IDACORP, Inc.; Idaho Utility Products Company (IUPCo); Stellar Dynamics (Stellar); and Idaho Power Resources Corp. (IPRC). This discussion uses the terms Idaho Power and the Company interchangeably to refer to Idaho Power Company and its subsidiaries.

The Company is primarily a hydro-based electric utility. Therefore, its operational results, like those of other utilities in the Pacific Northwest, are significantly affected by changing weather, precipitation, and streamflow conditions. In addition, the amount of energy used by general business consumers varies from season to season
- - and from month to month within each season - primarily because of seasonal weather. Non-firm (or off-system) energy sales also vary, by quarter and by year, as a result of varying hydro conditions and energy demand from other utilities. Operating costs fluctuate during the periods due to water and market conditions tempered by the operation of the Power Cost Adjustment (PCA) mechanism in Idaho, its primary jurisdiction.

The PCA provides recovery for a major portion of those operating expenses that have the greatest potential for variation. With the PCA, the Company's operating results and earnings per share are more closely aligned with general regulatory, economic, and temperature-related weather conditions, and are less dependent on variable precipitation and streamflow conditions.

Earnings Per Share and Book Value

Earnings per share of common stock were $0.56 for the quarter, an increase of $0.15 (36.6 percent) from the same quarter last year. Year-to-date earnings per share were $1.31, an increase of $0.40 (44.0 percent). The twelve months ended June 30, 1996 yielded earnings of $2.50 per share, an increase of $0.64 (34.4 percent) from the twelve months ended June 30, 1995. The twelve-month earnings represent a 13.5 percent earned return on year-end common equity, compared to the 10.4 percent earned through June 30 last year. At June 30, 1996, the book value per share of common stock was $18.53, compared to $17.89 for the same period a year ago.

At the July meeting, the Company's Board of Directors maintained the quarterly dividend at $0.465 per share or $1.86 annually.

RESULTS OF OPERATIONS

Precipitation and Streamflows

Idaho Power monitors precipitation and streamflow conditions based on their effect on Brownlee Reservoir, water source for the three Hells Canyon hydroelectric projects. In a typical year, these three projects combine to produce about half of the Company's generated electricity.

Precipitation in the Company's service territory was above normal for the first six months of 1996. At June 1, 1996, reservoir storage above Brownlee was 85 percent of capacity, compared to 86 percent last year and average capacity of 110 percent for the same period. The snow water equivalent for the Snake River drainage above Brownlee was 158 percent of the 30 year average, compared to 155 percent last year.

Inflows into Brownlee result from a combination of precipitation, storage, and ground water conditions. At June 1, 1996, the Company estimated that 7.9 million acre-feet (MAF) of water would flow into Brownlee Reservoir during the April-July runoff period, compared to 6.6
(MAF) a year ago. This figure represents approximately 165 percent of the 68-year median of 4.8 MAF.

Energy Requirements

For the first six months of 1996, the Company met its total system energy requirements from the following sources: hydro generation (72 percent), thermal generation (13 percent), and purchased power and other interchanges (15 percent). For the same period of 1995, these figures were 67 percent hydro, 25 percent thermal, and 8 percent purchased power and other interchanges.

With precipitation, streamflows, and reservoir storage above average, the Company estimates that 61 percent of its 1996 energy requirements will come from hydro generation, 24 percent from thermal generation, and 15 percent from purchased power and other interchanges. Under normal conditions, Idaho Power's hydro system would contribute approximately 57 percent of the Company's total system energy requirements, with thermal generation accounting for approximately 34 percent, and the remaining 9 percent coming from purchased power and other interchanges.

Economy

Over the last seven years, Idaho's economy has consistently ranked among the fastest growing in the U.S. The annual compound rate of growth over the 1989-1994 period averaged 5.1 percent. Recently, this growth rate has slackened, but remains strong. In 1995, Idaho experienced a 3.1 percent rate of growth in non-agricultural employment. This figure compares to 5.7 percent in 1993 and 6.1 percent in 1994. Current economic forecasts estimate that Idaho's employment growth for 1996 and 1997 will be in the range of 2.7 percent to 3.0 percent respectively. In addition, Idaho's population growth is expected to be more moderate in the near-term as the rate of job creation in the state slows. Still, Idaho will likely maintain a rate of population growth that is nearly twice that of the national average. Currently, employment growth in the state is maintaining a 3.0 percent annual rate through the first four months of 1996.

Power Cost Adjustment

Since 1993, the Idaho Public Utilities Commission (IPUC) has permitted Idaho Power to use a PCA mechanism in its Idaho jurisdiction. The PCA enables the Company to collect or to refund a portion of the difference between net power supply costs actually incurred and those allowed in the Company's base rates. The current balance is adjusted monthly as actual conditions are compared to the PCA forecasted net power supply costs. At June 30, 1996, the Company had recorded a PCA credit of $4.1 million reflecting actual power supply costs being less than those forecasted. The Company on May 16, 1996 received approved tariffs from the IPUC, reducing Idaho jurisdictional PCA rates by $25.7 million (5.9 percent), including the true-up for 1995. The reduction reflects anticipated lower power supply costs in the coming year due to above-average hydroelectric generating conditions. The 1996 PCA forecast reflects costs below those established for PCA expenses in the Company's last general rate proceedings.

The PCA is an annual adjustment to that portion of customers' rates linked to the cost of producing power. Major influences on each year's PCA include the outlook for hydro production in the coming year, and adjustments to reflect differences between the previous year's projected and actual hydro conditions and the price of power purchased on the wholesale market.

Revenues

General business revenues were up $9.7 million (8.9 percent) for the quarter, $20.5 million (9.4 percent) for the year-to-date, and $21.2 million (4.6 percent) for the twelve months ended June 30, 1996.

Quarter and year-to-date revenue increases reflect increased usage per customer as a result of more normal weather conditions, additional customers and rate relief granted in 1995. For the quarter, the Company posted gains in all customer classes. Residential sales increased $1.0 million (2.3 percent); industrial sales rose $1.1 million (4.1 percent); commercial sales increased $2.1 million (9.0 percent); and irrigation rose $5.5 million (30.7 percent).

The increase for the twelve-month period represents the continuing strength of economic growth in the Company's service territory, increases in new customers, energy usage patterns, and rate increases in the Idaho and Oregon jurisdictions. Idaho Power added 10,997 new general business customers, a 3.3 percent increase over the total number of customers served at this time last year.

Total surplus sales decreased $1.4 million (19.9 percent) during the second quarter, but increased $1.7 million (17.6 percent) for six months ended and $2.6 million (23.1 percent) for the twelve-month period. The increases reflect improved hydroelectric generating conditions in 1995 and 1996 while the decrease reflects increased general business demand and lower market prices for surplus sales. Firm sales increased $0.9 million (13.3 percent) during the second quarter and $1.3 million (6.2 percent) for year-to-date 1996 but decreased for the twelve-month period by $2.7 million (5.4 percent).

When compared to the corresponding periods a year ago, total operating revenues increased $10.1 million (7.8 percent) for the second quarter of 1996, $25.4 million (9.7 percent) year-to-date and $23.1 million (4.2 percent) for the twelve months ended June 30, 1996.

Expenses

Total operation and maintenance expenses were up $2.9 million (4.3 percent) for the quarter, $6.6 million (5.0 percent) year-to-date but down $11.8 million (4.0 percent) for the twelve months ended June 30, 1996.

Purchased power expenses were up for the three-, six- and twelve-month periods by $5.8 million (53.9 percent) $7.3 million (41.7 percent) and $9.4 million (17.9 percent) respectively. These increases reflect economy purchases made to take advantage of low market prices this year as a result of the abundance of hydro generation in the West, which displaced the Company's thermal facilities, and increased purchases from CSPP projects also experiencing strong hydroelectric generating conditions.

Fuel expenses were lower for all three periods: $0.2 million (2.9 percent) $7.2 million (31.1 percent) and $28.4 million (37.4 percent) respectively. Again, these decreases reflect good hydroelectric generating conditions.

PCA expenses were down for the three-month period by $3.3 million, but were up $5.3 million and $9.1 million for the six- and twelve-month periods respectively. The PCA mechanism reduces expenses when power supply costs are above forecast, and increases them when power supply costs are below forecast.

All other operation and maintenance expenses were up $0.6 million for the second quarter and $1.2 million year-to-date but down $1.9 million for the twelve months ended June 30, 1996. The flat operating expenses reflect reduced thermal operation and maintenance expenses and the successful efforts of the Company's employees to reduce operating costs.

Total interest costs decreased slightly for the quarter, but increased $0.1 million and $0.8 million for the six- and twelve-month periods respectively. These increases are the result of varying levels of short-term borrowings and interest costs throughout the reported periods.

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

IDACORP, Inc.

Through this wholly-owned subsidiary, Idaho Power is participating in five affordable housing programs. These investments provide a return to IDACORP by reducing federal income taxes and by assuring a return on the investment through tax credits and tax depreciation benefits.

Stellar Dynamics

During the second quarter of 1996, Idaho Power increased its investment from $1.0 million to $1.5 million in Stellar. As Stellar's capital requirements increase, the Company has approved additional equity investments up to a total of $3.0 million. Stellar's core business is to provide products and services to control, protect, and monitor utility and industry processes and equipment. Stellar offers design and integration of high-quality modular process control systems backed with field support, training, documentation, and customer service.

Idaho Power Resources Corp.

IPRC, a wholly-owned subsidiary, was formed in July 1996 to provide guidance, resources and long-term strategic planning to projects or business proposals that would be established outside regulation by the FERC and the state regulatory commissions. IPRC is designed to ensure that these efforts create growth for shareowners of Idaho Power Company. IPRC will establish, acquire and expand business operations that have the potential to become world leaders in sustainable infrastructure technology and services including energy, water, waste disposal, telecommunications and information systems.

IPRC has a Memorandum of Understanding signed by Idaho Power and representatives from the government of Indonesia on March 6, 1996 that clears the way to conduct a detailed feasibility study on using solar photovoltaic (PV) technology, micro hydroelectric systems, and other renewable energy systems to provide electricity to various locations throughout Indonesia's complex of islands . A feasibility study and business plan was completed in July of this year, with final approvals expected in September. If the project is deemed workable and receives the required approvals, IPRC would likely begin to develop services in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

For the six months ended June 30, 1996, the Company generated $93.4 million in net cash from operations. After deducting for both common and preferred dividends, net cash generation from operations provided approximately $54.4 million for the Company's construction program and other capital requirements. This is a 45.5 percent increase over the same period in 1995.

Cash Expenditures

Idaho Power estimates that its cash construction program for 1996 will require approximately $88.0 million. This estimate is subject to revision in light of changing economic, regulatory, environmental, and conservation factors. During the first six months of 1996, the Company expended approximately $40.1 million for construction.

Idaho Power's primary financial commitments and obligations are related to contracts and purchase orders associated with its ongoing construction program. The Company expects to finance these commitments and obligations by using both internally generated funds and externally financed capital to the extent required. Although the Company has regulatory approval to incur up to $150 million of bank borrowings, it presently maintains lines of credit with various banks aggregating $85 million. The Company may use these lines of credit to finance a portion of its construction program on an interim basis. At June 30, 1996, the Company's short-term borrowings totaled $65.1 million.

Financing Program

Idaho Power has on file a shelf registration statement for the issuance of first mortgage bonds and/or preferred stock with a total aggregate principal amount not to exceed $200 million. On July 29, 1996, the Company issued $30,000,000 principal amount of Secured Medium Term Notes, Series B, 6.93% Series Due 2001. The net proceeds will be used for repayment of commercial paper issued in connection with the Company's ongoing construction program.

Idaho Power's objective is to maintain capitalization ratios of approximately 45 percent common equity, 8 to 10 percent preferred stock, and the balance in long-term debt. For the twelve-month period ended June 30, 1996, the Company's consolidated pre-tax interest coverage was 3.75 times.

Southwest Intertie Project

The Company has put the Southwest Intertie Project (SWIP) on hold, pending an order from the Public Service Commission of Nevada allowing Nevada Power to participate in the project.

The Company's SWIP proposal calls for a 500-mile, 500 kilovolt (kV) transmission line that would serve as a major north-south transmission artery, interconnecting the Company's system with those of utilities in California and the Southwest. The U.S. Bureau of Land Management has issued a favorable record of decision on the Company's environmental impact statement and granted the project a right-of-way across public lands in Idaho, Nevada, and Utah.

The Company and the interested parties have completed ownership allocation and negotiations for the execution of the Memorandum of Agreement (MOA). When the MOA is executed, the Company will require each party to pay its share of the approximately $8.5 million expended for environmental permitting, right-of-way acquisition, and related development activities. The SWIP owners will then form an Executive Committee, with voting rights proportional to each share of the project. The Executive Committee will oversee development activities for the SWIP and related projects.

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

Idaho Power has negotiated a 5-year contract with the BPA to replace lost energy and capacity resulting from recovery plans that impact the Company's power supply costs.

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

On July 12, 1996 the IPUC issued Order No. 26513, approving capitalization of the Company's Idaho Jurisdiction share of the $11.5 million, upon the signing of the definitive agreement between the Tribe and Idaho Power. Approval from the OPUC is still pending.

Under the terms of the proposed agreement, Idaho Power would pay the tax Nez Perce Tribe $11.5 million in the following manner:

   - $5 million in 1996. At the time of the payment of the initial $5 million, the Nez Perce would move for the dismissal of, with prejudice, their legal action against the Company.

   - $1,625,000 each year for the next four years beginning in 1997.

In connection with settling the litigation, the Company and the Tribe also reached a provisional settlement regarding the relicensing of the Hells Canyon Complex. In return for the Tribe's support of the Company's application to relicense the project, the Company will place $5 million, the majority of which the Tribe has agreed to dedicate to implementable fisheries restoration efforts, in an escrow account on August 3, 2003, the date by which the Company must file its relicense application. The Tribe will be entitled to earnings from investments on this account until the Company accepts or rejects a new federal license for the project. If the Company accepts the new federal license, the Tribe will take ownership of the money in the account. If the Company rejects the license, the money will be returned to the Company. This settlement is provisional because the Tribe retains the right to opt out of this relicensing settlement at any time prior to the Company's acceptance of a new federal license.

All payments under the Agreement in Principle will be made in 1996 dollars, which allows for adjusted future inflation within a minimum range of 3 percent and a maximum of 7 percent.

Company Transformation and Regulatory Initiative

On August 3, 1995, Idaho Power filed a regulatory proposal with the IPUC to support the Company's organizational redesign and corporate
vision.    In response to the Company's proposal, the IPUC approved a
Settlement Stipulation that provides for a general rate freeze through the end of 1999 and allows, as necessary, for the accelerated amortization of regulatory liabilities associated with accumulated deferred investment tax credits (ADITCs) to provide a minimum 11.50 percent return on actual year-end common equity for the Idaho jurisdiction. The new freeze and the accelerated amortization of regulatory liabilities associated with ADITCs gives the Company time to pursue and to implement its efficiency and growth initiatives with the assurance of at least a reasonable level of financial performance apart from the need to change customer prices.

On November 22, 1995, the Idaho State Tax Commission approved the accounting treatment for the Idaho ADITCs; the Internal Revenue Service granted its approval on March 5, 1996.

Under Order No. 26216, when the Company's actual earnings in the Idaho jurisdiction in a given year exceed an 11.75 percent return on year-end common equity, the Company will refund 50 percent of the excess when it makes its next PCA adjustment. The Company has provided a reserve for possible rate refunds to customers as a result of this Order. The reserve is being established in the event the Company's earnings continue to exceed the 11.75 percent threshold through 1996.

Marketing Business Unit

To accommodate its customers and allow it to compete in the rapidly evolving competitive market, the Company is forming a Market Business Unit. This new business unit will be responsible for all purchases and sales of electric energy, both retail and wholesale. It will be responsible for all market research, planning and implementation of marketing strategies and sales to all Idaho Power customers.

The formation of this business unit will occur over the next six months with a target of January 1, 1997, to be fully operational. Company employees presently engaged in any marketing activities will continue to operate in their present structure until notified to migrate to the new unit. Jan Packwood has been named Executive Vice President and assigned the responsibility of forming the executive and senior management team for the Marketing Business Unit. In conjunction with the newly formed marketing management team, he will lead the Company's effort to establish a customer-driven marketing unit that will bring value to employees, customers and stockholders alike.

To assist the Marketing Business Unit in bringing value to the Company, the Board of Directors gave approval for executive management to form a Risk Management Committee, comprised of executives and senior managers, to oversee a new risk management program. The program is intended to minimize fluctuations in earnings and cash flow while controlling the volatility of the Company's energy prices to its customers. The objectives of the program will include setting and achieving commodity price targets, locking in commodity prices related to specific contracts for the sale of electricity and managing commodity price risk for customers.

The Company plans to appoint risk managers to conduct transactions to manage commodity price risk and capital market risk. The transactions will include over-the-counter or exchange-traded futures, options, swaps or combinations of the three.

IPUC Workshops Regarding Industry Changes

The IPUC has completed a series of workshops addressing changes in the electric utility industry and their possible effects on the state of Idaho. Participants in the workshops included commissioners and commission staff; customers and customer group representatives; electric cooperatives; investor-owned utilities (including the Company); and the public interest groups. The workshop participants discussed a number of issues including the effect of competition on service, the potential customer benefits, and the economic transitional issues. As a result of the workshops, a draft document was compiled which set forth regulatory and legal issues that might arise during a transition to a more competitive environment. The IPUC is considering what action or recommendation it should make as a result of this draft document.

FERC Order Nos. 888 and 889

On April 24, 1996, the FERC issued its Order Nos. 888 and 889 dealing with Open-Access Non-Discriminatory Transmission Services by Public and Transmitting Utilities, and standards of conduct regarding the same. These orders require public utilities owning transmission lines to file open access tariffs available to buyers and sellers of wholesale electricity, require utilities to use the tariffs for their own wholesale sales and purchases, and allow utilities to recover stranded costs, subject to certain conditions. Public utilities owning transmission lines were required to file compliance tariffs by July 9, 1996.

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

The substance of these tariffs was to offer the same quality and character of transmission services to anyone seeking them as those the Company uses in its own operations. A settlement was reached as filed on the rate for services under these tariffs and the settlement has been certified for approval to the FERC by the administrative law judge.

On July 8, 1996, the Company filed a new open access transmission tariff to replace the 1995 tariffs. This provides full compliance with Final Order 888. This new filing did not include a rate change.

Independent Grid Operator

A group of seven Northwest electric companies, including Idaho Power, have signed a memorandum of understanding that will create an independent transmission grid operator called "IndeGO". It will ensure non-discriminatory, open access to electricity transmission facilities in compliance with recent FERC rulings. The group plans to file the IndeGO proposal with FERC by December 31 and anticipates operation would commence by July 4, 1997. This memorandum of understanding creates a mechanism to help facilitate the operation of an evolving competitive electric power market. The seven utility companies will be able to increase the efficiency of transmission operations and provide improved access for all users of the regional transmission system.

IndeGo is independent and will not be controlled by any individual market participant or class of participants involved in marketing electricity. Also, IndeGO will likely operate as a single control area and will ensure reliable and secure operations that are in compliance with the accepted operating criteria. Pricing for use of the transmission grid will be based on a single zonal tariff and will be applied equally to all users including the participating companies.


IndeGO will be responsible for the operation of main transmission grid facilities carrying 230 kilovolts (KV) or more that are owned or directly controlled by the seven utilities. The area encompassed by the seven companies has approximately 11,000 miles of transmission lines and comprises nearly four million customer accounts.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On February 16, 1994, an action for declaratory relief and breach of contract entitled Idaho Power Company vs. Underwriters at Lloyd's, London, et al., was filed by the Company in Federal District Court in Pocatello, Idaho, against its solvent liability insurers in the period of 1969 to 1974, arising out of the insurer's denial of coverage for the Company's environmental remediation of a hazardous waste site in Pocatello. The action seeks a declaratory judgment that the policies cover the Company's cost of defending claims related to the site and costs of site remediation, and damages for the insurers' breach of the insurance contracts based on the insurers' failure to pay such costs.

Due to a case backlog in the Idaho District, the case was assigned to a Federal Judge in the Eastern District of Washington. In the action, the Company sought reimbursement for approximately $6.1 million in indemnity and defense costs associated with remediation, together with prejudgment interest and attorney fees and costs for the action.

The Company successfully settled its claim for coverage with the Liquidation Trustee for the first layer insurer (which insurer is now in liquidation) on several of the policies at issue, resulting in a one-time payment of $827,500 to the Company in the fall of 1994. In late 1995, the Company reached agreements with two of the insurers to settle the claim against them on terms favorable to the Company. In the spring of 1996, the Company entered into an agreement with the remaining insurers to settle its claim with them on terms favorable to the Company. The Company has now settled with and received payment from all insurers against whom the Company filed claims (with the exception of those insurers who are in liquidation and were not part of the settlement with the Liquidation Trustee).

This matter has been previously reported in Forms 10-K dated March 9, 1995, and March 14, 1996, and other reports filed with the Commission.

Item 4.  Submission of Matters to a Vote of Security Holders

                    (a)  Regular annual meeting of the Company's
                    stockholders, held May 1, 1996 in Boise, Idaho.

                    (b) Directors elected at the meeting for a three-year term:
                         Roger L. Breezley
                         John B. Carley
                         Jack K. Lemley
                         Evelyn Loveless

                    Continuing Directors:
                         Joseph W. Marshall       Peter S. O'Neill
                         Larry R. Gunnoe          Jon H. Miller
                         Peter T. Johnson         Phil Soulen
                         Gene C. Rose             Robert D. Bolinder

               (c)  (1)  a)   To elect four Director Nominees; and
                         b)   To ratify the selection of Deloitte
                              & Touche (D&T) as independent auditors for the fiscal year ending December 31, 1996; and
                         c)   Shareholder proposal to extend
                              confidential voting to proxy contests.

                    (2)  Director Nominees

             Class of Stock       For         Withhold  Total Voted
             Common            31,560,608      979,983  32,540,591
             4% Preferred       2,484,160      100,700   2,584,860
             7.68% Preferred      136,566          390     136,956
                  Tota         34,181,334    1,081,073  35,262,407

             Proposal to Ratify Selection of D&T as Independent
             Auditors

             Class of Stock      For        Against   Abstain  Total Voted
             Common           31,941,680    245,010   353,901  32,540,591
             4% Preferred      2,475,400     39,000    70,460   2,584,860
             7.68% Preferred     136,371        100       485     136,956
                 Total        34,553,451    284,110   424,846  35,262,407

             Shareholder proposal to extend confidential voting

             Class of Stock      For      Against   Abstain   Total Voted
             Common            473,460  2,900,343    62,567    3,436,370
             4% Preferred       93,040    541,760    33,820      668,620
                 Total         566,500  3,442,103    96,387    4,104,990

                              (3)  Election of Directors

                       Name         Votes For     Votes Withheld
             Roger L. Breezley      34,226,109      1,036,298
             John B. Carley         34,573,456        688,951
             Jack K. Lemley         34,640,715        621,692
             Evelyn Loveless        34,502,299        760,108


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

*3(a)(ii)    33-65720     4(a)(iii)      Statement of Resolution
                                         Establishing Terms of 7.07%
                                         Serial Preferred Stock, Without
                                         Par Value (cumulative stated
                                         value of $100 per share), as
                                         filed with the Secretary of State
                                         of Idaho on June 30, 1993.

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

*10(i)(ii)   1-3198       10(i)(ii)       Third Restated and Amended
             Form 10-Q                    Coal Sales Agreement, dated
             for 3/31/96                  January 1, 1996, among Bridger
                                          Coal Company and PacifiCorp
                                          (dba Pacific Power & Light
                                          Company) and the Company.

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

27                                        Financial Data Schedule

            (b) Reports on Form 8-K.  No reports on Form 8-K were
             filed for the three months ended June 30, 1996.

*Previously Filed and Incorporated Herein By Reference.




SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     IDAHO POWER COMPANY
                                     (Registrant)



Date  August 2, 1996      By:   /s/  J LaMont Keen
                                     J LaMont Keen
                                     Vice President, Chief Financial
                                     Officer and Treasurer
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)