Form 10-Q
period 1996-09-30
IDAHO POWER CO
filed 1996-11-05
CIK 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1996

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

           Number of shares of Common Stock, $2.50 par value, outstanding as of October 31, 1996 is 37,612,351.




                          IDAHO POWER COMPANY

                                 Index




  Part I.  Financial Information:                                 Page
  No

  Item 1.  Financial Statements

     Consolidated Statements of Income - Three Months,
      Nine Months and Twelve Months Ended September 30, 1996
      and 1995                                                   3-5

     Consolidated Balance Sheets - September 30, 1996
      and December 31, 1995                                      6, 7

     Consolidated Statements of Cash Flows -
      Nine Months and Twelve Months Ended September 30,
      1996 and 1995                                              8, 9

     Consolidated Statements of Capitalization -
      September 30, 1996 and December 31, 1995                   10

     Notes to Consolidated Financial Statements                  11-13

     Independent Accountants' Report                             14

  Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                      16-26

  Part II.  Other Information:

  Item 1.  Legal Proceedings                                     27

  Item 6.  Exhibits and Reports on Form 8-K                      27-34

  Signatures                                                     35

                    PART I - FINANCIAL INFORMATION
                          IDAHO POWER COMPANY
                   CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


Item 1. Financial Statements
                                                 Three Months Ended
                                                  September 30,
                                                                    Increase
                                                  1996      1995   (Decrease)
                                                     (Thousands of Dollars)
REVENUES                                        $149,652  $148,726  $   926

EXPENSES
 Operation:
   Purchased power                               29,454    24,027     5,427
   Fuel expense                                  21,887    16,527     5,360
   Power cost adjustment                        (11,244)      961   (12,205)
   Other                                         32,063    29,225     2,838
 Maintenance                                     12,158     9,345     2,813
 Depreciation                                    17,652    17,033       619
 Taxes other than income taxes                    5,902     5,971       (69)

      Total expenses                            107,872   103,089     4,783

INCOME FROM OPERATIONS                           41,780    45,637    (3,857)

OTHER INCOME:
 Allowance for equity funds used during
  construction                                       15       (23)       38
 Other - Net                                      3,561     4,747    (1,186)

      Total other income                          3,576     4,724    (1,148)

INTEREST CHARGES:
 Interest on long-term debt                      13,413    12,787       626
 Other interest                                   1,286     1,409      (123)

      Total interest charges                     14,699    14,196       503

 Allowance for borrowed funds used
  during construction                               (91)      (48)      (43)

      Net interest charges                       14,608    14,148       460

INCOME BEFORE INCOME TAXES                       30,748    36,213    (5,465)

INCOME TAXES                                     11,597    12,442      (845)

NET INCOME                                       19,151    23,771    (4,620)
 Dividends on preferred stock                     1,954     1,976       (22)

EARNINGS ON COMMON STOCK                        $17,197   $21,795   $(4,598)

AVERAGE COMMON SHARES
 OUTSTANDING (000)                               37,612    37,612        -
Earnings per share of common stock              $  0.46   $  0.58   $ (0.12)
Dividends paid per share of common stock        $ 0.465   $ 0.465   $    -

The accompanying notes are an integral part of these statements.


                          IDAHO POWER COMPANY
                   CONSOLIDATED STATEMENTS OF INCOME
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                  Nine Months Ended
                                                  September 30,
                                                                   Increase
                                                  1996      1995  (Decrease)
                                                     (Thousands of Dollars)
REVENUES                                        $436,665  $410,316  $26,349

EXPENSES
 Operation:
   Purchased power                               54,100    41,419    12,681
   Fuel expense                                  37,818    39,638    (1,820)
   Power cost adjustment                          1,069     7,972    (6,903)
   Other                                         97,421    93,515     3,906
 Maintenance                                     31,273    28,345     2,928
 Depreciation                                    52,224    50,143     2,081
 Taxes other than income taxes                   15,749    18,414    (2,665)

      Total expenses                            289,654   279,446    10,208

INCOME FROM OPERATIONS                          147,011   130,870    16,141

OTHER INCOME:
 Allowance for equity funds used during
  construction                                       12       (16)       28
 Other - Net                                     10,017    10,065       (48)

      Total other income                         10,029    10,049       (20)

INTEREST CHARGES:
 Interest on long-term debt                      39,078    38,364       714
 Other interest                                   3,932     4,021       (89)

      Total interest charges                     43,010    42,385       625

 Allowance for borrowed funds used
  during construction                              (255)   (1,180)      925

      Net interest charges                       42,755    41,205     1,550

INCOME BEFORE INCOME TAXES                      114,285    99,714    14,571

INCOME TAXES                                     41,891    37,626     4,265

NET INCOME                                       72,394    62,088    10,306
 Dividends on preferred stock                     5,832     6,009      (177)

EARNINGS ON COMMON STOCK                        $66,562   $56,079   $10,483

AVERAGE COMMON SHARES
 OUTSTANDING (000)                               37,612    37,612        -
Earnings per share of common stock              $  1.77   $  1.49   $  0.28
Dividends paid per share of common stock        $ 1.395   $ 1.395   $    -

The accompanying notes are an integral part of these statements.


                          IDAHO POWER COMPANY
                   CONSOLIDATED STATEMENTS OF INCOME
        FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                              Twelve Months Ended
                                                    September 30,
                                                                    Increase
                                                  1996      1995   (Decrease)
                                                     (Thousands of Dollars)

REVENUES                                        $571,970  $545,592  $26,378

EXPENSES:
 Operation:
   Purchased power                               67,266    47,919    19,347
   Fuel expense                                  52,871    63,772   (10,901)
   Power cost adjustment                            389     8,138    (7,749)
   Other                                        130,621   123,766     6,855
 Maintenance                                     38,881    38,960       (79)
 Depreciation                                    69,496    62,684     6,812
 Taxes other than income taxes                   20,313    24,822    (4,509)

      Total expenses                            379,837   370,061     9,776

INCOME FROM OPERATIONS                          192,133   175,531    16,602

OTHER INCOME:
 Allowance for equity funds used during
  construction                                       12       112      (100)
 Other - Net                                     14,324    12,140     2,184

      Total other income                         14,336    12,252     2,084

INTEREST CHARGES:
 Interest on long-term debt                      51,860    51,154       706
 Other interest                                   5,220     5,051       169

      Total interest charges                     57,080    56,205       875

 Allowance for borrowed funds used
  during construction                              (516)   (1,618)    1,102

      Net interest charges                       56,564    54,587     1,977

INCOME BEFORE INCOME TAXES                      149,905   133,196    16,709

INCOME TAXES                                     52,678    47,758     4,920

NET INCOME                                       97,227    85,438    11,789
 Dividends on preferred stock                     7,814     7,937      (123)

EARNINGS ON COMMON STOCK                        $89,413   $77,501   $11,912

AVERAGE COMMON SHARES
 OUTSTANDING (000)                               37,612    37,612        -
Earnings per share of common stock              $  2.38   $  2.06   $  0.32
Dividends paid per share of common stock        $  1.86   $  1.86   $    -

The accompanying notes are an integral part of these statements.


                          IDAHO POWER COMPANY
                      CONSOLIDATED BALANCE SHEETS
                                ASSETS


                                                  September 30, December 31,
                                                       1996         1995
                                                    (Thousands of Dollars)
ELECTRIC PLANT:
 In service (at original cost)                     $2,524,274   $2,481,830
   Accumulated provision for depreciation            (876,334)    (830,615)

      In service - Net                              1,647,940    1,651,215
 Construction work in progress                         29,774       20,564
 Held for future use                                    1,034        1,106

      Electric plant - Net                          1,678,748    1,672,885

INVESTMENTS AND OTHER PROPERTY                         31,253       16,826

CURRENT ASSETS:
 Cash and cash equivalents                              6,931        8,468
 Receivables:
   Customer                                            37,467       33,357
   Allowance for uncollectible accounts                (1,394)      (1,397)
   Notes                                                5,445        5,134
   Employee notes receivable                            4,573        4,648
   Other                                                7,747       10,771
 Accrued unbilled revenues                             21,276       25,025
 Materials and supplies (at average cost)              25,715       25,937
 Fuel stock (at average cost)                          15,749       13,063
 Prepayments                                           17,022       20,778
 Regulatory assets associated with income taxes         4,598        5,777

      Total current assets                            145,129      151,561

DEFERRED DEBITS:
 American Falls and Milner water rights                32,260       32,440
 Company owned life insurance                          56,987       56,066
 Regulatory assets associated with income taxes       199,844      200,379
 Regulatory assets - other                             80,892       68,348
 Other                                                 45,270       43,248

      Total deferred debits                           415,253      400,481


      TOTAL                                         $2,270,383  $2,241,753


The accompanying notes are an integral part of these statements.


                          IDAHO POWER COMPANY
                      CONSOLIDATED BALANCE SHEETS
                     CAPITALIZATION & LIABILITIES


                                                  September 30, December 31,
                                                       1996         1995
                                                    (Thousands of Dollars)
CAPITALIZATION (See Page 10):
 Common stock equity - $2.50 par value (shares
  authorized 50,000,000; shares outstanding
   September 30, 1996 - 37,612,351; December 31,
    1995 - 37,612,351)                              $ 679,172    $682,775
 Preferred stock                                      132,021     132,181
 Long-term debt                                       710,243     672,618

      Total capitalization                          1,521,436   1,487,574

CURRENT LIABILITIES:
 Long-term debt due within one year                        68      20,517
 Notes payable                                         33,016      53,020
 Accounts payable                                      27,127      40,483
 Taxes accrued                                         28,161      15,409
 Interest accrued                                      11,899      14,785
 Accumulated deferred income taxes                      4,598       5,777
 Other                                                 29,711      12,867

      Total current liabilities                       134,580     162,858

DEFERRED CREDITS:
 Regulatory liabilities associated with accumulated
  deferred investment tax credits                      71,145      70,507
 Accumulated deferred income taxes                    410,447     408,394
 Regulatory liabilities associated with income taxes   35,040      34,554
 Regulatory liabilities - other                           643         789
 Other                                                 97,092      77,077

      Total deferred credits                          614,367     591,321




      TOTAL                                        $2,270,383  $2,241,753

The accompanying notes are an integral part of these statements.



                          IDAHO POWER COMPANY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                       Nine Months Ended
                                                           September 30,
                                                        1996         1995
OPERATING ACTIVITIES:                                (Thousands of Dollars)
 Cash received from operations:
   Retail revenues                                     $378,251     $358,372
   Wholesale revenues                                    45,093       43,406
   Other revenues                                        17,417       17,262
 Fuel paid                                              (36,961)     (45,301)
 Purchased power paid                                   (52,775)     (39,514)
 Other operation & maintenance paid                    (132,708)    (119,445)
 Interest paid (includes long and
   short-term debt only)                                (43,847)     (41,363)
 Income taxes paid                                      (30,532)     (31,814)
 Taxes other than income taxes paid                     (11,351)     (12,425)
 Other operating cash receipts and payments-Net           3,103       (4,368)
      Net cash provided by operating activities         135,690      124,810
FINANCING ACTIVITIES:
 First mortgage bonds issued                             30,000         -
 PC Bond fund requisitions/Other long-term debt           7,700         -
 Short-term borrowings - Net                            (20,000)      (4,000)
 Long-term debt retirement                              (20,052)        (502)
 Preferred stock retirement                                 (81)        (135)
 Dividends on preferred stock                            (5,956)      (5,875)
 Dividends on common stock                              (52,443)     (52,482)
 Other sources/(uses)                                    (2,650)        (791)
   Net cash used in financing activities                (63,482)     (63,785)
INVESTING ACTIVITIES:
 Additions to utility plant                             (58,591)     (59,702)
 Conservation                                            (2,720)      (4,589)
 Increase in investments                                (14,525)         -
 Other                                                    2,091        3,163
      Net cash used in investing activities             (73,745)     (61,128)
 Change in cash and cash equivalents                     (1,537)        (103)
 Cash and cash equivalents beginning of period            8,468        7,748
      Cash and cash equivalents end of period          $  6,931     $  7,645
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
 Net Income                                            $ 72,394     $ 62,088
 Adjustments to reconcile net income to net cash:
   Depreciation                                          52,224       50,143
   Deferred income taxes                                  2,622        6,664
   Investment tax credit-Net                                638         (179)
   Allowance for funds used during construction            (267)      (1,164)
   Postretirement benefits funding (excl pensions)          934       (3,508)
   Changes in operating assets and liabilities:
    Accounts receivable                                   4,096        8,724
    Fuel inventory                                          856       (5,663)
    Accounts payable                                      1,324        1,906
    Taxes payable                                        12,535        5,353
    Interest payable                                       (874)         986
   Other - Net                                          (10,792)        (540)
      Net cash provided by operating activities        $135,690     $124,810

The accompanying notes are an integral part of these statements.


                          IDAHO POWER COMPANY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                      Twelve Months Ended
                                                          September 30,
                                                        1996        1995
OPERATING ACTIVITIES:                                (Thousands of Dollars)
 Cash received from operations:
   Retail revenues                                   $488,700    $462,520
   Wholesale revenues                                  60,947      59,930
   Other revenues                                      22,980      23,177
 Fuel paid                                            (53,401)    (69,570)
 Purchased power paid                                 (65,787)    (53,804)
 Other operation & maintenance paid                  (167,472)   (158,179)
 Interest paid (includes long and
   short-term debt only)                              (56,787)    (54,194)
 Income taxes paid                                    (39,119)    (32,218)
 Taxes other than income taxes paid                   (21,866)    (23,410)
 Other operating cash receipts and payments-Net        11,116        (550)
      Net cash provided by operating activities       179,311     153,702
FINANCING ACTIVITIES:
 First mortgage bonds issued                           30,000         -
 PC Bond fund requisitions/Other long-term debt         7,700         -
 Short-term borrowings - Net                          (18,000)     19,400
 Long-term debt retirement                            (20,068)       (518)
 Preferred stock retirement                               (98)       (152)
 Dividends on preferred stock                          (7,968)     (7,898)
 Dividends on common stock                            (69,929)    (69,977)
 Other sources/(uses)                                  (2,640)       (775)
   Net cash used in financing activities              (81,003)    (59,920)
INVESTING ACTIVITIES:
 Additions to utility plant                           (82,855)    (88,541)
 Conservation                                          (3,818)     (6,477)
 Increase in investments                              (14,525)         -
 Other                                                  2,176       3,492
      Net cash used in investing activities           (99,022)    (91,526)
 Change in cash and cash equivalents                     (714)      2,256
 Cash and cash equivalents beginning of period          7,645       5,389
      Cash and cash equivalents end of period          $6,931      $7,645
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
 Net Income                                           $97,227     $85,438
 Adjustments to reconcile net income to net cash:
   Depreciation                                        69,496      62,684
   Deferred income taxes                                7,656       7,962
   Investment tax credit-Net                             (269)        253
   Allowance for funds used during construction          (528)     (1,729)
   Postretirement benefits funding (excl pensions)      1,585      (3,271)
   Changes in operating assets and liabilities:
    Accounts receivable                                   657          35
    Fuel inventory                                       (531)     (5,798)
    Accounts payable                                    1,479      (5,885)
    Taxes payable                                       4,664       8,872
    Interest payable                                      240       1,845
   Other - Net                                         (2,365)      3,296
      Net cash provided by operating activities      $179,311    $153,702

The accompanying notes are an integral part of these statements.


                          IDAHO POWER COMPANY
               CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                              September 30,   December 31,
                                                  1996            1995
                                                (Thousands of Dollars)
COMMON STOCK EQUITY:
 Common stock                             $   94,031        $   94,031
 Premium on capital stock                    362,823           363,044
 Capital stock expense                        (4,147)           (4,127)
 Retained earnings                           226,465           229,827
      Total common stock equity              679,172  44.6%    682,775  45.9%
PREFERRED STOCK, cumulative, ($100 par
  or stated value):
 4% preferred stock (authorized 215,000;
   shares outstanding: 1996-170,206;
   1995-171,813)                              17,021            17,181
 Serial preferred stock, authorized
   150,000 shares:
   7.68% Series, outstanding 150,000 shares   15,000            15,000
 Serial preferred stock, without par value,
   authorized 3,000,000 shares:
   8.375% Series (authorized and outstanding
     250,000 shares)                          25,000            25,000
   Auction Rate Preferred Series A
     (authorized and outstanding 500 shares)  50,000            50,000
   7.07% Series (authorized and outstanding
     250,000 shares)                          25,000            25,000
      Total preferred stock                  132,021   8.7     132,181   8.9
LONG-TERM DEBT:
 First mortgage bonds:
   5 1/4% Series due 1996                         -             20,000*
   5.33 % Series due 1998                     30,000            30,000
   8.65 % Series due 2000                     80,000            80,000
   6.93 % Series due 2001                     30,000               -
   6.40 % Series due 2003                     80,000            80,000
   8    % Series due 2004                     50,000            50,000
   9.50 % Series due 2021                     75,000            75,000
   7.50 % Series due 2023                     80,000            80,000
   8 3/4% Series due 2027                     50,000            50,000
   9.52 % Series due 2031                     25,000            25,000
      Total first mortgage bonds             500,000           490,000
   *Amount due within one year                   -             (20,000)
      Net first mortgage bonds               500,000           470,000
 Pollution control revenue bonds:
   5.90 % Series due 2003                        -              24,200*
   6    % Series due 2007                        -              24,000
   7 1/4% Series due 2008                      4,360             4,360
   7 5/8% Series 1983-1984 due 2013-2014         -              68,100
   8.30 % Series 1984 due 2014                49,800            49,800
   6.05 % Series 1996A due 2026               68,100               -
   Variable Rate Series 1996B due 2026        24,200               -
   Variable Rate Series 1996C due 2026        24,000               -
      Total pollution control revenue bonds  170,460           170,460
   *Amount due within one year                   -                (450)
      Net pollution control revenue bonds    170,460           170,010
 REA Notes                                     1,649             1,700
   Amount due within one year                    (68)              (67)
      Net REA Notes                            1,581             1,633
 IdaWest Notes                                 7,700               -
 American Falls bond guarantee                20,560            20,740
 Milner Dam note guarantee                    11,700            11,700
 Unamortized premium/discount - Net           (1,758)           (1,465)
      Total long-term debt                   710,243  46.7     672,618  45.2
TOTAL CAPITALIZATION                      $1,521,436 100.0% $1,487,574 100.0%

   The accompanying notes are an integral part of these statements.



                          IDAHO POWER COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1.   SUMMARY OF ACCOUNTING POLICIES:

        Financial Statements
        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of September 30, 1996 and the consolidated results of operation for the three months, nine months and twelve months ended September 30, 1996 and 1995 and the consolidated cash flows for the nine months and twelve months ended September 30, 1996 and 1995. These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which would be included in full year financial statements and, therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operation for the interim periods are not necessarily indicative of the results to be expected for the full year.

        Principles of Consolidation
        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Idaho Energy Resources Co (IERCo); Idaho Utility Products Company (IUPCO); IDACORP, INC.; Ida-West Energy Company (Ida-West); Stellar Dynamics (Stellar); and Idaho Power Resources Corporation (IPRC). All significant intercompany transactions and balances have been eliminated in consolidation.

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

   2.   COMMITMENTS AND CONTINGENT LIABILITIES:

        Commitments under contracts and purchase orders relating to the Company's program for construction and operation of facilities amounted to approximately $1.8 million at September 30, 1996. The commitments are generally revocable by the Company subject to reimbursement of manufacturers' expenditures incurred and/or other termination charges.

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

   3.   REGULATORY ISSUES:

       The Company has in place, in its Idaho jurisdiction, a Power Cost Adjustment (PCA) mechanism which allows Idaho's retail customer rates to be adjusted annually to reflect the Idaho share of forecasted net power supply costs. Deviations from forecasted costs are deferred with interest and then adjusted (trued-up) in the subsequent year. At September 30, 1996, the Company had recorded $4.6 million of power supply costs above those projected in the 1996 forecast. The current balance is adjusted monthly as actual conditions are compared to the forecasted net power supply costs.

        The Company filed its 1996 PCA application on April 15, 1996, requesting a decrease in the Idaho jurisdiction PCA rate. On May 16th the Company received a ruling from the Idaho Public Utility Commission reducing Idaho rates by $25.7 million (5.9 percent), including the true-up for 1995. The 1996 PCA forecast reflects costs below the base rates established for PCA expenses.

        Under Order No. 26216, when the Company's actual earnings in the Idaho jurisdiction in a given year exceed an 11.75 percent return on year-end common equity, the Company will refund 50 percent of the excess when it makes its next PCA adjustment. As a result of this order, at September 30, 1996 the Company provided $3.45 million as a reserve for possible rate refunds to customers. The reserve has been established in the event that the Company's earnings will continue to exceed the 11.75 percent threshold for the year 1996.



   4.   FINANCING:

        The Company currently has a $200,000,000 shelf registration statement which can be used for both First Mortgage Bonds (including Medium Term Notes) and Preferred Stock. On
        July 29, 1996, the Company issued $30,000,000 principal amount of Secured Medium Term Notes, Series B, 6.93% Series Due 2001. The net proceeds were used for repayment of commercial paper issued in connection with the Company's ongoing construction program. On October 2, 1996, $27,000,000 principal amount of Secured Medium Term Notes, Series B, 6.85% Due 2002 were issued with net proceeds from this sale to be used to redeem the Company's 8.375% Series, Serial Preferred Stock, Without Par Value. Pending the redemption, these funds were used to repay a portion of the Company's outstanding short-term debt.

        On October 9, 1996, the Company mailed a Notice of
        Redemption (with a call date of November 7, 1996) for the 250,000 shares of 8.375% Series, Serial Preferred Stock,
        Without Par Value.

        On August 29, 1996, tax exempt Pollution Control Revenue Refunding Bonds in principal amount of $68,100,000 Series 1996A, $24,200,000 Series 1996B and $24,000,000 Series
        1996C were issued by Sweetwater County, Wyoming. Certain of the proceeds were used to retire the $24,200,000 Pollution Control Revenue Bonds due 2003. The remainder of the proceeds were used to provide for sufficient cash and U.S. government securities which were placed in an irrevocable trust to repay when due the principal and interest on the $24,000,000 Pollution Control Revenue Bonds due 2007 and the principal, interest and call premium on the $68,100,000 Pollution Control Revenue Bonds due 2013-2014. As a result of this defeasance transaction the bonds, cash and securities are not included on the accompanying consolidated balance sheet at September 30,1996.

   5.   INCOME TAXES:

        The effective tax rate for the first nine months decreased from 37.7% in 1995 to 36.7% in 1996. A reconciliation between the statutory federal income tax rate and the effective rate for the nine months ended September 30, 1996 and 1995 is as follows:

                                              1996             1995
                                         Amount    Rate   Amount    Rate

 Computed income taxes based on
   statutory federal income tax rate    $40,000   35.0%  $34,900   35.0%

 Changes in taxes resulting from:
   Current state income taxes             5,195    4.5     5,642    5.6
   Prior year adjustments                   -       -       (877)  (0.9)
   Depreciation                           3,384    3.0     3,297    3.3
   Investment tax credits restored       (2,110)  (1.8)   (2,125)  (2.1)
   Repair allowance                      (2,424)  (2.1)   (2,071)  (2.1)
   Other                                 (2,154)  (1.9)   (1,140)  (1.1)

                                        $41,891   36.7%  $37,626   37.7%








     INDEPENDENT ACCOUNTANTS' REPORT


     Idaho Power Company
     Boise, Idaho


     We have reviewed the accompanying consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiaries as of September 30, 1996, and the related consolidated statements of income for the three-, nine- and twelve-month periods ended September 30, 1996 and 1995 and consolidated statements of cash flows for the nine- and twelve-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


     DELOITTE & TOUCHE LLP
     Portland, Oregon
     November 4, 1996



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Idaho Power Company's consolidated financial statements represent the Company and its six wholly-owned subsidiaries: Idaho Energy Resources Company (IERCo); Ida-West Energy Company (Ida-West); IDACORP, Inc.; Idaho Utility Products Company (IUPCo); Stellar Dynamics (Stellar); and Idaho Power Resources Corporation (IPRC). This discussion uses the terms Idaho Power and the Company interchangeably to refer to Idaho Power Company and its subsidiaries.

The Company is primarily a hydro-based electric utility. Therefore, changing weather, precipitation, and streamflow conditions significantly affect its operational results, just as they affect other utilities in the Pacific Northwest. In addition, the amount of energy used by general business consumers varies from season to season - and from month to month within each season - primarily because of seasonal weather. Non-firm (or off-system) energy sales also vary, by quarter and by year, as a result of varying hydro conditions and energy demand from other utilities. Operating costs fluctuate during the periods due to water and market conditions tempered by the operation of the Power Cost Adjustment (PCA) mechanism in Idaho, its primary jurisdiction.

The PCA provides recovery for a major portion of those operating expenses that have the greatest potential for variation. With the PCA, the Company's operating results and earnings per share are more closely aligned with general regulatory, economic, and temperature-related weather conditions, and are less dependent on variable precipitation and streamflow conditions.

Earnings Per Share and Book Value

Earnings per share of common stock were $0.46 for the quarter, a decrease of $0.12 (20.7 percent) from the same quarter last year. As expected the Company's more normal 1996 third quarter earnings are down from last year's record levels as a result of relatively flat operating revenues, increased operating expenses and a more normal effective income tax rate. Year-to-date earnings per share were $1.77, an increase of $0.28 (18.8 percent). The twelve months ended September 30, 1996 yielded earnings of $2.38 per share, an increase of $0.32 (15.5 percent) from the twelve months ended September 30, 1995. The twelve-month earnings represent a 13.17 percent earned return on year-end common equity, compared to the 11.75 percent earned through September 30 last year. At September 30, 1996, the book value per share of common stock was $18.06, compared to $17.54 for the same period a year ago.

RESULTS OF OPERATIONS

Precipitation and Streamflows

Idaho Power monitors the effect of precipitation and streamflow conditions on Brownlee Reservoir, the water source for the three Hells Canyon hydroelectric projects. In a typical year, these three projects combine to produce about half of the Company's generated electricity.

Precipitation in the Company's service territory was near normal levels for the first nine months of 1996. At October 1, 1996, reservoir storage above Brownlee was 62 percent of capacity, compared to 65 percent last year and an average storage of 133 percent for the same period.

Inflows into Brownlee result from a combination of precipitation, storage, and ground water conditions. In water year 1996, 8.3 million acre-feet (MAF) of water flowed into Brownlee Reservoir during the April-July runoff period, compared to 6.6 MAF a year ago. This figure represents approximately 173 percent of the 68-year median of 4.8 MAF.

Energy Requirements

For the first nine months of 1996, the Company met its total system energy requirements from the following sources: hydro generation (63 percent), thermal generation (20 percent), and purchased power and other interchanges (17 percent). For the same period of 1995, these figures were 61 percent hydro, 28 percent thermal, and 11 percent purchased power and other interchanges.

With streamflows above average, the Company estimates that 59 percent of its 1996 energy requirements will come from hydro generation, 24 percent from thermal generation, and 17 percent from purchased power and other interchanges. Under normal conditions, Idaho Power's hydro system would contribute approximately 57 percent of the Company's total system energy requirement. Thermal generation accounts for approximately 34 percent, and the remaining 9 percent comes from purchased power and other interchanges.

Economy

Since 1987 Idaho's economy has consistently posted annual gains in employment. On many occasions in the past ten years, Idaho earned a ranking among the top five fastest growing states in the nation. Since 1987, through mid-year 1996, nonagricultural employment in the state grew at an annual average compound rate of 4.0 percent per year. Recently, Idaho's economic growth has slowed somewhat, but has remained strong when compared to the rest of the nation. During 1995, Idaho experienced a 3.5 percent increase in nonagricultural employment. In the first seven months of 1996 the rate of employment growth increased modestly and resulted in a 12-month growth rate of 3.9 percent.
Current economic forecasts estimate that Idaho's nonagricultural employment will produce a 3.1 percent gain in 1996 followed by gains of 2.9 percent in 1997 and 3.0 percent in 1998. Idaho's population gains are expected to moderate in the near-term as the state's job creation rate slows. Still, Idaho will likely maintain a rate of population growth over the next few years that is nearly twice that of the national average.

Power Cost Adjustment

Since 1993, the Idaho Public Utilities Commission (IPUC) has permitted Idaho Power to use a PCA mechanism in its Idaho jurisdiction. The PCA enables the Company to collect or to refund a portion of the difference between net power supply costs actually incurred and those allowed in the Company's base rates. The current balance is adjusted monthly as actual conditions are compared to the PCA forecasted net power supply costs. For the period May 1996 through May 1997, the Company received approved tariffs from the IPUC, reducing Idaho jurisdictional PCA rates by $25.7 million (5.9 percent), including the true-up for the PCA period May 1995 through May 1996. The reduction reflects anticipated lower power supply costs in the coming year due to above-average hydroelectric generating conditions. The 1996 PCA forecast reflects power supply costs below those established for PCA expenses in the Company's last general rate proceeding. At September 30, 1996, the Company had recorded as a deferred assets and reduction in operating expenses $4.6 million of power supply costs above those projected in the 1996 forecast.

Revenues

General business revenues were up $0.7 million (1.0 percent) for the quarter, $21.2 million (6.1 percent) for the year-to-date, and $19.8 million (4.3 percent) for the twelve months ended September 30, 1996.

The increases reflect the continuing strength of economic growth in the Company's service territory, increases in new customers, energy usage patterns, and rate adjustments in the Idaho and Oregon jurisdictions. Idaho Power added 11,144 new general business customers in the last twelve months, a 3.3 percent increase over the total number of customers served at this time last year.

Total surplus sales increased $2.3 million (282.2 percent) during the third quarter, $4.0 million (37.9 percent) for nine months ended and $4.1 million (34.0 percent) for the twelve-month period. The increases reflect improved hydroelectric generating conditions in 1996. Firm sales increased $0.8 million (7.3 percent) during the third quarter $2.1 million (6.6 percent) for year-to-date and $3.3 million (7.6 percent) for the twelve-month period.

When compared to the corresponding periods a year ago, total operating revenues increased $0.9 million (1.0 percent) for the third quarter, $26.3 million (6.4 percent) year-to-date and $26.4 million (4.8 percent) for the twelve months ended September 30, 1996. The increase for the third quarter was reduced by the recording of a provision for rate refund pursuant to the Company's regulatory compact in Idaho.

Expenses

Total operation and maintenance expenses were up $4.2 million (5.3 percent) for the quarter, $10.8 million (5.1 percent) year-to-date, and $7.5 million (2.7 percent) for the twelve months ended September 30, 1996.

Purchased power expenses were up for the three, nine, and twelve-month periods by $5.4 million (22.6 percent), $12.7 million (30.6 percent), and $19.3 million (40.4 percent), respectively. These increases reflect economy purchases that were made to take advantage of low market prices this year. The low market prices were a result of the abundance of hydro generation in the West, which displaced the Company's thermal facilities, and increased purchases from CSPP projects that also experienced strong hydroelectric generating conditions.

Fuel expenses were up for the quarter: $5.4 million (32.4 percent), but down $1.8 million (4.6 percent) year-to-date and $10.9 million (17.1 percent) for the twelve months ended. The increase for the quarter is mainly due to the operation of the Valmy coal-fired power plant following this summer's regional transmission line outages which affected several western states' power supplies. The Company operated Valmy for a period of time during peak load periods for voltage and reactive support of the Company's transmission grid. The decreases for the year-to-date and twelve months periods reflect improved hydroelectric generating conditions.

The PCA component of expenses was down for the quarter, year-to-date, and twelve month periods by $12.2 million, $6.9 million, and $7.7 million respectively. The PCA mechanism reduces expenses when power supply costs are above forecast, and increases them when power supply costs are below forecast.

All other operation and maintenance expenses increased $5.7 million for the third quarter, $6.8 million year-to-date, and $6.8 million for the twelve months ended September 30, 1996. These increased expenses were due in part to costs associated with maintenance of the Company's electric system, tax and regulatory charges related to increased hydro generation, and increased consulting services.

Total interest costs increased slightly for the quarter, year-to-date and twelve months ended $0.5 million, $0.6 million, and $0.9 respectively. These increases are partly the result of borrowings on investments by the Company's subsidiaries and the issuance of $30.0 million Medium Term Notes by the Company in July, 1996.

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

In addition, Ida-West has an interest with two other equal partners in the Hermiston Power Project, a 460 MW gas-fired cogeneration project to be located near Hermiston, Oregon. The Bonneville Power Administration
(BPA) selected the project to be a part of its Resource Contingency Program. In 1993, the partnership and the BPA signed an option development agreement granting the BPA an option to acquire energy and capacity from the project any time during a five-year option hold period after all option development period tasks, including permitting, have been completed. The agreement also entitled the partnership to reimbursement from the BPA for certain development costs, based on the achievement of certain milestones. Ida-West has been responsible for managing all permitting and development activities relating to the project since its inception. In March 1996, the Oregon Energy Facility Siting Council issued a site certificate for the project, the last major permit necessary for construction and operation of the project. Therefore, the partnership has completed all of its option development responsibilities and has entered into a new agreement with BPA continuing BPA's option into the hold period (which expires on June 30, 2000) and allowing the partnership to market the project's output to third parties to the extent their loads are not under contract with BPA, subject to BPA's right of first refusal to acquire the project's output until 2005. The partnership is exploring various alternatives for marketing the project's output. Project financing for construction costs would be non-recourse to Idaho Power.

In August 1996, Ida-West signed an agreement in principle to acquire five hydroelectric projects located in Shasta County, California with a total generating capacity of 11.2 MW. Ida-West will acquire the projects through a limited liability company in which it will hold a fifty percent interest. Closing is expected to occur by the end of 1996, subject to the satisfaction of customary closing conditions.

To date, the Company has invested $20 million in Ida-West. Ida-West continues an active search for new projects.

Idaho Power Resources Corporation

IPRC, a wholly-owned subsidiary, incorporated in March 1996 and chartered in July 1996 to provide guidance, resources and long-term strategic planning to projects or business proposals that are not subject to regulation by the FERC and the state regulatory commissions. IPRC will establish, acquire and expand business operations in sustainable infrastructure technology and services including energy, water, waste disposal, telecommunications and information systems.

IPRC has a Memorandum of Understanding signed by Idaho Power and representatives from the government of Indonesia on March 6, 1996 that clears the way to conduct a detailed feasibility study on using solar photovoltaic (PV) technology, micro hydroelectric systems, and other renewable energy systems to provide electricity to various locations throughout Indonesia's complex of islands. A feasibility study and business plan is expected to be completed by the end of this year. If the project is deemed workable and receives the required approvals, IPRC would likely begin to develop services in 1997.

In October 1996, IPRC concluded its first non-utility acquisition. Applied Power Corporation (APC), is a Lacy, Washington based, international company that designs, supplies and distributes photovoltaic (PV)systems. APC's demonstrated ability to design, manufacture and distribute packaged PV systems complements IPRC's goal of creating new service companies to meet a worldwide market for renewable energy. APC was established in 1981, has operated in nine countries worldwide.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

For the nine months ended September 30, 1996, the Company generated $135.7 million in net cash from operations. After deducting for both common and preferred dividends, net cash generation from operations provided approximately $77.3 million for the Company's construction program and other capital requirements. This is a 16.2 percent increase over the same period in 1995.

Cash Expenditures

Idaho Power estimates that its cash construction program for 1996 will require approximately $88.4 million. This estimate is subject to revision in light of changing economic, regulatory, environmental, and conservation factors. During the first nine months of 1996, the Company expended approximately $58.6 million for construction.

Idaho Power's primary financial commitments and obligations are related to contracts and purchase orders associated with its ongoing construction program. To the extent required, the Company expects to finance these commitments and obligations by using both internally generated funds and externally financed capital. Although the Company has regulatory approval to incur up to $150 million of bank borrowings, it presently maintains lines of credit with various banks aggregating $85 million. The Company may use these lines of credit to finance a portion of its construction program on an interim basis. At September 30, 1996, the Company's short-term borrowings totaled $33 million.

Financing Program

The Company currently has a $200,000,000 shelf registration statement which can be used for both First Mortgage Bonds (including Medium Term Notes) and Preferred Stock. On July 29, 1996, the Company issued $30,000,000 principal amount of Secured Medium Term Notes, Series B, 6.93% Series Due 2001. The net proceeds were used for repayment of commercial paper issued in connection with the Company's ongoing construction program. On October 2, 1996, $27,000,000 principal amount of Secured Medium Term Notes, Series B, 6.85% Due 2002 were issued with net proceeds from this sale to be used to redeem the Company's 8.375% Series, Serial Preferred Stock, Without Par Value. Pending the redemption, these funds were used to repay a portion of the Company's outstanding short-term debt.

On October 9, 1996, the Company mailed a Notice of Redemption for the 250,000 shares of 8.375% Series, Serial Preferred Stock, Without Par Value, informing shareholders that they are required to send in their certificates to be redeemed for payment.

On August 29, 1996, tax exempt Pollution Control Revenue Refunding Bonds in principal amount of $68,100,000 Series 1996A, $24,200,000 Series 1996B and $24,000,000 Series 1996C were issued by Sweetwater County, Wyoming. Certain of the proceeds were used to retire the $24,200,000 Pollution Control Revenue Bonds due 2003. The remainder of the proceeds were used to provide for sufficient cash and U.S. government securities which were held in an irrevocable trust to repay when due the principal and interest on the $24,000,000 pollution control revenue bonds due 2007 and the principal, interest and call premium on the $68,100,000 pollution control revenue bonds due 2013-2014. As a result of this defeasance transaction the bonds, cash and securities are not included on the accompanying consolidated balance sheet as of September 30,1996.

Idaho Power's objective is to maintain capitalization ratios of approximately 45 percent common equity, 8 to 10 percent preferred stock, and the balance in long-term debt. For the twelve-month period ended September 30, 1996, the Company's consolidated pre-tax interest coverage was 3.63 times.

Southwest Intertie Project

The Company's Southwest Intertie Project (SWIP) is on hold, pending an order from the Public Service Commission of Nevada allowing Nevada Power to participate in the project.

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

The Company and interested parties have completed ownership allocation and negotiations for the execution of the Memorandum of Agreement
(MOA). When the MOA is executed, the Company will require each party to pay its share of the approximately $8.5 million expended for environmental permitting, right-of-way acquisition, and related development activities. The SWIP owners will then form an Executive Committee, with voting rights proportional to each share of the project. The Executive Committee will oversee development activities for the SWIP and related projects.

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

Nez Perce Lawsuit

Idaho Power's Board of Directors and the Nez Perce Tribe have approved an Agreement between the Company and the Tribe, which resolves a four-and-a-half year-old lawsuit regarding alleged damages to the Tribe's treaty-reserved fishing rights.

The suit arose from the construction, maintenance, and operation of Idaho Power's three-dam Hells Canyon Complex and the project's alleged impact both on fish and the Tribe's treaty-reserved fishing rights. The Agreement requires the approval of the United States government (through the Bureau of Indian Affairs (BIA)) acting in its capacity as trustee for the Tribe.

Under the terms of the agreement, Idaho Power will pay the Nez Perce Tribe $11.5 million in the following manner:

     - $5 million in at which time the Nez Perce would move for the dismissal of, with prejudice, their legal action against the Company.

     -  $1,625,000 each year for the next four years beginning in 1997.

All payments under the Agreement in Principle will be made in 1996 dollars, which allows for adjusted future inflation within a minimum range of 3 percent and a maximum of 7 percent. The first payment of $5.0 million plus inflation adjustment will be paid on or before the end of 1996.

On July 12, 1996 the IPUC issued Order No. 26513, and on August 5, 1996, the OPUC issued Order No. 96-207 approving capitalization of their respective jurisdictional share of the $11.5 million, upon the signing of the definitive agreement between the Tribe and Idaho Power. The parties are still awaiting BIA approval.

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

Company Transformation and Regulatory Initiative

On August 3, 1995, Idaho Power filed a regulatory proposal with the IPUC to support the Company's organizational redesign and corporate vision. In response to the Company's proposal, the IPUC approved a Settlement Stipulation that provides for a general rate freeze through the end of 1999. The Stipulation also allows, as necessary, for the accelerated amortization of regulatory liabilities associated with accumulated deferred investment tax credits (ADITCs) to provide a minimum 11.50 percent return on actual year-end common equity for the Idaho jurisdiction. The new freeze and the accelerated amortization of regulatory liabilities associated with ADITCs gives the Company time to pursue and to implement its efficiency and growth initiatives with the assurance of at least a reasonable level of financial performance apart from the need to change customer prices.

On November 22, 1995, the Idaho State Tax Commission approved the accounting treatment for the Idaho ADITCs. The Internal Revenue
Service granted its approval on March 5, 1996.

Arizona Public Service Agreement

On August 28, 1996 the Company filed an application with the Idaho Public Utilities Commission (IPUC) requesting that the IPUC include the cost of a firm purchase power agreement with Arizona Public Service Company (APS) in the Company's PCA. The agreement provided for delivery to begin in September 1996 and to continue for five years with scheduled delivery each year for the period September through March. The agreement contained a provision requiring inclusion in the PCA by the IPUC as a condition of final acceptance. On November 1, 1996 the Company received Order No. 26668 from the IPUC which denied the
inclusion of the contract costs in the PCA in their entirety.   As a
result, Idaho Power gave APS notice that purchases under the Agreement were suspended effective November 1, 1996.

Marketing Business Unit

To accommodate its customers and allow it to compete in the rapidly evolving competitive market, the Company is forming a Marketing Business Unit. This new business unit will be responsible for all purchases and sales of electric energy, both retail and wholesale, market research, planning and implementation of marketing strategies, and sales to all Idaho Power customers.

The formation of this business unit will occur over the next three months with a target of January 1, 1997, to be fully operational. Jan Packwood has been named Executive Vice President and assigned the responsibility of forming the executive and senior management team for the Marketing Business Unit. In conjunction with the newly formed marketing management team, he will lead the Company's effort to establish a customer-driven marketing unit that will bring value to employees, customers and stockholders alike.

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

The Company plans to appoint risk managers to conduct transactions to manage commodity price risk and capital market risk. The transactions will include over-the-counter or exchange-traded futures, options, swaps, or combinations of the three.

IPUC Workshops Regarding Industry Changes

In August, 1996 the IPUC completed its investigation into changes in the electric utility industry and issued Order No. 26555. The IPUC commended the working group for its effort and for the development of a position paper (an attachment to the order) on the changes affecting the electric utility industry.

The position paper was the product of a series of workshops concerning the electric utility industry restructuring and its impact on the state of Idaho. Participants included commissioners and commission staff, electric utility customers and customer group representatives, publicly-owned utilities and investor-owned utilities, and public interest groups. The position paper set forth regulatory and legal issues that might arise during a transition to a more competitive environment. The IPUC addressed the issues individually in Order No. 26555. In its order the IPUC described a cautious forward approach, noting that customers of Idaho regulated utilities pay some of the lowest rates in the nation and that low cost hydroelectricity is an existing benefit of Idaho retail customers. The IPUC stated its expectation that many of the specific restructuring issues would be resolved in a case-by-case manner.

FERC Order Nos. 888 and 889

On April 24, 1996, the FERC issued its Order Nos. 888 and 889 dealing with Open-Access Non-Discriminatory Transmission Services by Public and Transmitting Utilities, and standards of conduct regarding these issues. These orders require public utilities owning transmission lines to file open access tariffs available to buyers and sellers of wholesale electricity, require utilities to use the tariffs for their own wholesale sales and purchases, and allow utilities to recover stranded costs, subject to certain conditions. Public utilities owning transmission lines were required to file compliance tariffs by July 9, 1996.

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

Independent Grid Operator

A group of seven investor-owned Northwest electric companies, including Idaho Power, plus two public electric entities have signed a memorandum of understanding that will create an independent transmission grid operator called "IndeGO". It will ensure non-discriminatory, open access to electricity transmission facilities in compliance with recent FERC rulings. The group plans to file the IndeGO proposal with FERC by December 31, 1996 and anticipates operation would commence by July 4, 1997. This memorandum of understanding is an agreement to investigate the feaasibility of developing a regional transmission grid which would be operated by an entity independent of power market interests. It is believed that the formation of such an entity will facilitate the operation of an evolving competitive electric power market. Operating as one regional system, the nine utility companies will be able to increase the efficiency of transmission operations and provide improved access for all system users.

IndeGo is envisioned as an independent transmission company not to be controlled by any individual power market participant(s). It is anticipated that IndeGO will operate as a single control area transmission grid, with pricing based on a single zonal tariff applied equally to all users including the participating companies.

IndeGO will not own transmission facilities at the onset, but will be responsible for the operation and maintenance of main transmission grid facilities carrying 230 kilovolts (KV) or more that are owned or controlled by the nine utilities. The area encompassed by the nine companies has approximately 11,000 miles of transmission lines and comprises nearly four million customer accounts.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

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

27                                      Financial Data Schedule

     (b) Reports on Form 8-K. No reports on Form 8-K were filed for the three months ended September 30, 1996.

*Previously Filed and Incorporated Herein By Reference.




SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     IDAHO POWER COMPANY
                                     (Registrant)



Date  November 5, 1996    By:   /s/  J LaMont Keen
                                     J LaMont Keen
                                     Vice President, Chief Financial
                                     Officer and Treasurer
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)