Form 10-K405
period 1996-12-31
IDAHO POWER CO
filed 1997-03-14
CIK 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                          FORM 10-K405

(Mark One)

X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
    THE SECURITIES
      EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                               OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from .................to..................
Commission file number 1-3198

                       IDAHO POWER COMPANY
     (Exact name of registrant as specified in its charter)

          IDAHO                               82-0130980
     (State or other                       (I.R.S. Employer
     jurisdiction of                      Identification No.)
     incorporation or
      organization)

  1221 W. Idaho Street,                       83702-5627
       Boise, Idaho
  (Address of principal                       (Zip Code)
    executive offices)

Registrant's telephone number, including area code (208)388-2200

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on
                                           which registered
 Common Stock ($2.50 par                 New York and Pacific
          value)

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
X

Aggregate market value of voting stock
held by nonaffiliates (January 31, 1997)     $1,195,163,000

Number of shares of common stock outstanding at February 28, 1997
37,612,351

Documents Incorporated by Reference:

Part III, Item 10   Portions of the definitive proxy statement of
                    the Registrant to be filed pursuant to
     Item 11   Regulation 14A for the 1996 Annual Meeting of
                    Shareowners to be held on May 7, 1997.
     Item 12
     Item 13


                             TABLE OF CONTENTS

PART I
                                                                    Page
  Item 1.   Business                                                  2
             The Company                                              2
             Power Supply                                             5
             Fuel                                                    10
             Water Rights                                            10
             Regulation                                              11
             Environmental Regulation                                12
             Rates                                                   13
             Construction Program                                    15
             Financing Program                                       16
  Item 2.   Properties                                               17
  Item 3.   Legal Proceedings                                        19
  Item 4.   Submission of Matters to a Vote of Security Holders      22

  Executive Officers of the Registrant                               22

Part II

  Item 5.   Market for the Registrant's Common Stock and
             Related Stockholder Matters                             23
  Item 6.   Selected Financial Data                                  24
  Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     26
  Item 8.   Financial Statements of Supplementary Data               40
  Item 9.   Changes in and Disagreements with Accountants and
             Financial Disclosure                                    63
Part III

  Item 10.  Directors and Executive Officers of the Registrant*      63
  Item 11.  Executive Compensation*                                  63
  Item 12.  Security Ownership of Certain Beneficial Owners and
             Management*                                             63
  Item 13.  Certain Relationships and Related Transactions*          63

Part IV

  Item 14.  Exhibits, Fianancial Statement Schedule and Reports
             on Form 8-K                                            63

  Signatures                                                        70

*Incorporated by Reference.

The exhibit index is located on Page 71.  This document contains
145 pages.

PART I

ITEM 1. BUSINESS

THE COMPANY
This Form 10-K contains "forward-looking statements" intended to qualify for safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-K at Part II, Item 7. Management's Discussion and Analysis of financial condition and Results of Operations - Forward-Looking Information. Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," and similar expressions.

     General -
Idaho Power Company (Company) is an electric public utility incorporated under the laws of the state of Idaho in 1989 as successor to a Maine corporation organized in 1915. The Company is engaged in the generation, purchase, transmission, distribution and sale of electric energy in an approximate 20,000-square-mile area in southern Idaho, eastern Oregon and northern Nevada, with an estimated population of 754,000 people. The Company holds franchises in approximately 70 cities in Idaho and 10 cities in Oregon, and holds certificates from the respective public utility regulatory authorities to serve all or a portion of 28 counties in Idaho, 3 counties in Oregon and 1 county in Nevada. The Company's results of operations, like those of certain other utilities in the Northwest, can be significantly affected by changing weather, precipitation and streamflow conditions. With the implementation of a power cost adjustment mechanism (PCA) in the Idaho jurisdiction, which includes a major portion of the operating expenses with the largest variation potential (net power supply costs), the Company's operating results are more dependent upon general regulatory, economic, temperature and competitive conditions and less on precipitation and streamflow conditions. Variations in energy usage by ultimate customers occur from year to year, from season to season and from month to month within a season, primarily as a result of weather conditions. As of December 31, 1996, the Company supplied electric energy to 352,487 general business customers and employed 1,645 people in its operations (1,565 full-time).

The Company operates 17 hydro power plants and shares ownership in three coal-fired generating plants (see Item 2 - "Properties"). The Company relies heavily on hydroelectric power for its generating needs and is one of the nation's few investor-owned utilities with a predominantly hydro base. The Company has participated in the development of thermal generation in the neighboring states of Wyoming, Oregon and Nevada using low-sulfur coal from Wyoming and Utah.

For the twelve months ended December 31, 1996, total system electric revenues from residential customers accounted for 35 percent of the Company's total operating revenues. Commercial customers with less than 1,000 kW demand including street lighting customers accounted for 19 percent, industrial customers with 1,000 kW demand and over accounted for 19 percent and irrigation customers accounted for 11 percent. Public utilities and interchange arrangements accounted for 12 percent and other operating revenues accounted for 4 percent.
The Company's principal commercial and industrial revenues are from sales of electric power to customers involved in elemental phosphorus production; food processing, preparation and freezing plants; phosphate fertilizer production; electronics and general manufacturing facilities; lumber; beet sugar refining; and electric loads associated with the year-round recreational business, such as lodges, condominiums, ski lifts and other related facilities, including those at the Sun Valley resort area.

     Subsidiaries -
The Company has six wholly-owned subsidiary companies: Ida-West Energy Company (Ida-West), Idaho Energy Resources Co. (IERCo), Idaho Utility Products Company (IUPCo), IDACORP, Inc., Idaho Power Resources Corporation (IPRC) and Stellar Dynamics, Inc. (Stellar).

Ida-West was formed in 1989 to participate through partnership interests in cogeneration and small power production (CSPP) projects. Ida-West holds investments in thirteen operating hydroelectric plants with a total generating capacity of approximately 72 megawatts (MW).

In January 1996, Ida-West made an investment by acquiring all of the outstanding bonds that were issued to finance three hydroelectric plants known collectively as the Friant Power Project. This project is located at the U.S. Bureau of Reclamation's Friant Dam on the headwaters of the San Joaquin River in Madera and Fresno Counties, California. It has an aggregate generating capacity of 27.4 MW. The project is owned and operated by Friant Power Authority, a quasi-governmental entity consisting of six irrigation districts, a water district, and a municipal utility district.

In November 1996, Ida-West purchased an interest in five hydroelectric projects located in Shasta County, California, with a total generating capacity of 11.2 MW. Ida-West acquired the projects through a limited liability company in which it holds a 50 percent interest.

In addition, Ida-West has an interest in the Hermiston Power Project, a 460 MW, gas-fired cogeneration project to be located near Hermiston, Oregon. Ida-West has been responsible for managing all permitting and development activities relating to the project since its inception in 1993, and has obtained all permits necessary for construction and operation of the project. The partnership is exploring various alternatives for marketing the project's output. Project financing for construction costs would be non-recourse to Idaho Power.

The Company has purchased all of the power from five Idaho hydroelectric entities of Ida-West, totaling approximately $9.0 million.

Ida-West continues to actively seek to develop new projects. At December 31,1996 the Company's total investment in Ida-West was $21.8 million. (See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition" and "Results of Operations-Subsidiaries".)

IERCo has been in operation since 1974. Its primary purpose is to participate as a joint venturer in the Bridger Coal Company, which operates the mine supplying coal to the Jim Bridger power plant near Rock Springs, Wyoming (see "Fuel"). As of December 31, 1996, the Company's total investment in IERCo was $4.4 million.

IDACORP, Inc. was organized in 1986 to pursue a non-regulated diversification program. At the end of 1996 IDACORP was participating in five affordable housing programs which provide a return primarily by reducing federal income taxes through tax credits and tax depreciation benefits. As of December 31, 1996, the total investment in IDACORP was $6.2 million.

IPRC, is a wholly-owned subsidiary, incorporated in March 1996 to provide guidance, resources, and long-term strategic planning to projects or business proposals that are not subject to regulation by the FERC and the state regulatory commissions. IPRC's goals are to establish, acquire, and expand business operations in sustainable infrastructure technology and services including energy, water, waste disposal, telecommunications, and information systems. The Company has invested approximately $4.0 million in development and acquisition activities in IPRC.

IPRC has a Memorandum of Understanding signed by Idaho Power and representatives from the government of Indonesia on March 6, 1996, clearing the way to conduct a detailed feasibility study on using solar photovoltaic (PV) technology, micro hydroelectric systems, and other renewable energy systems to provide electricity to various locations throughout Indonesia's complex of islands. IPRC is currently reviewing results of the completed business plan. If the project is deemed workable and receives the required approvals, IPRC would likely begin to develop services in late 1997.

In October 1996, IPRC acquired a majority interest in Applied
Power Corporation (APC), a Lacey, Washington-based, company that designs, supplies, and distributes photovoltaic (PV) systems.

Stellar was formed in 1995 to commercialize the Company's extensive expertise in control technology for electric substations and power plants. Today, the market focus lies in the integration of complex control and automation systems for both the electric utility sector and industrial applications. Stellar also provides design and engineering for complete electric substations. The geographic market for Stellar is mainly in the western U.S. with some emphasis in the remaining U.S., Canada and abroad. As of December 31, 1996, total investment in Stellar was $0.8 million.

IUPCO was formed in 1983 to develop and market products to the utility industry. The Company's total investment was $0.4 million in IUPCO at December 31, 1996.

     Research and Development and Renewable Energy Sources - During 1996, the Company spent approximately $1.8 million on research and development of which $1.5 million was through the Company's membership in Electric Power Research Institute (EPRI). EPRI's mission is to discover, develop and deliver advances in science and technology. Some of the projects benefits to the Company include: electrification technologies, power quality, electric transportation systems, EMF assessment/risk management and air quality issues. The Company also has an internal research and development effort called the Emerging Technology (ET) Program. The ET program was established to maintain an active and coordinated response to new technology of interest to the Company.

In 1992, the Company joined Southern California Edison, the U.S. Department of Energy and others in retrofitting an existing 10-megawatt central receiver solar thermal experimental power plant now called Solar Two near Barstow, California. The Company will have contributed $630,500 through 1997 and the EPRI will contribute an additional $630,500 of matching funds, bringing the Company's credited contribution to approximately $1.3 million. Solar Two was first synchronized to Southern California Edison's system in May 1996. The main benefit the Company will receive by participating in this project is valuable experience and knowledge in solar plant design, construction and operation.

The Company offers Photovoltaics for basic electric service on small loads at remote sites as an alternative to either line extensions for grid service or the use of on-site, fossil-fuel generators. The customer pays a monthly fee to receive electric service from a solar PV system designed, installed, owned, and maintained by Idaho Power. The service, which the Company launched in January 1993, is a pilot offering with a $5,000,000 program limit and a $50,000 limit for individual systems. To date, Idaho Power has installed 32 solar photovoltaic (PV) systems. All of these systems are operating as designed.

In 1996, the Company's newly-formed subsidiary, IPRC, acquired a majority interest in APC, a company that would partner with interested electric utilities to provide energy services to remote locations within their service territories. This company would work on behalf of the utilities to offer solar PV energy systems at the lowest possible cost to the consumer. While the domestic utility market is promising in itself, IPRC is also pursuing international opportunities for its renewable energy expertise (see "Subsidiaries").

     Energy Efficiency -
The Company continues to promote the efficient use of electrical energy. The Company supported legislation in Idaho that established energy-efficient building codes for new home construction and continues to support the adoption of even more stringent energy codes by local government jurisdictions. In 1996, the Company expended $4.4 million on its various energy-efficiency programs.


POWER SUPPLY
The Company is a dual-peaking system, with the larger energy peak generally occurring in the summer. This complements the winter peaking utilities which predominate in the Pacific Northwest. Even though its significant hydroelectric generation can operate to meet demand peaks, seasonal energy requirements are important to the Company because its seasonal energy capability is determined in part by the availability of water. In 1994, below normal precipitation created drought conditions reducing reservoir storage. In 1995 and 1996, however, the Company's service territory experienced above average water years. The system peak demand for 1996 was 2,661 megawatts set on July 9, 1996. Peak demand for 1995 and 1994 were 2,393 and 2,392 megawatts respectively.

The following table sets forth the total energy sources of the Company for the last three years:

                             Total Energy Sources
                               (000's of MWH)
                         1996       %     1995     %     1994     %
Generation - net
station output -
  Hydro                  10,713.5   58   9,277.2   58   6,213.2   40
  Coal-fired              4,783.0   26   4,591.9   29   7,221.8   46
Purchased and
interchange               3,067.3   16   2,155.9   13   2,287.0   14
   Total                 18,563.8  100  16,025.0  100  15,722.0  100

Historically, under normal water conditions, the Company's hydro system supplies approximately 57 percent, thermal generation accounts for 34 percent and purchased power and other interchanges contribute the remaining 9 percent of total system requirements. Preliminary 1997 reports indicate the mountain snowpack is well above normal for this time of year and the carryover reservoir storage throughout the Snake River Basin is close to average. The Company expects to meet projected energy loads during the coming year by utilizing its hydro and coal-fired facilities and strategic geographic location - which provides opportunities to purchase, sell, exchange and transmit energy.

Purchased power expenses fluctuated during the three-year period reflecting necessity purchases from neighboring utilities due to the 1994 drought. Purchased power expenses were lower in 1995, reflecting better hydro conditions for the year. In 1996, purchased power expenses were higher as the Company took advantage of low wholesale market prices due to the abundance of hydro generation in the West, which allowed the Company to remarket this energy to others. Increased purchases from CSPP projects also increased purchased power expenses in 1996.

The Company periodically updates its load and resource projections and now expects total Company energy requirements over the next 10 years to grow at an annual rate of 1.8 percent.

The Company's generating facilities are interconnected through its integrated transmission system and are operated on a coordinated basis to achieve maximum load-carrying capability and reliability. The transmission system of the Company is directly interconnected with the transmission systems of the Bonneville Power Administration (BPA), The Washington Water Power Company, PacifiCorp, The Montana Power Company and Sierra Pacific Power Company (SPPCo). Such interconnections, coupled with transmission line capacity made available under agreements with certain of the above utilities, permit the advantageous interchange, purchase and sale of power among most of the electric systems in the West. The Company is a member of the Western Systems Coordinating Council, the Western Systems Power Pool, the Northwest Power Pool, the Western Regional Transmission Association and the Northwest Regional Transmission Association.

     Competition -
Competition is increasing in the electric utility industry. The National Energy Policy Act of 1992, FERC rule-makings, state initiatives, customer demands, and pending legislation at the national and state level, all indicate increasing wholesale and ultimately retail competition. With its low energy production costs, the Company believes it is well-positioned to enter a more competitive environment and is taking action to preserve its low-cost competitive advantage.

The legislatures and/or the regulatory commissions in several states, and at a national level, have considered or are considering "retail wheeling". Retail wheeling means the movement of electric energy produced by another entity over an electric utility's transmission and distribution system, to a retail customer in what was the utility's service territory. A requirement to transmit directly to retail customers would permit retail customers to purchase electric capacity and energy from the electric utility in the service area they are located or from any other electric utility or independent power supplier. While proposals have been advanced, the Idaho Legislature has not yet addressed retail wheeling but the Idaho Public Utilities Commission (IPUC) has conducted an issues dialogue process and established workshops for discussing retail wheeling issues among affected parties in 1996 (see "Regulation").

In response to increased competition in the industry, the potential ability of retail customers to choose their electric provider and the apparent deregulation of the electric power industry, the Company has adjusted its resource acquisition policy toward a greater emphasis on resource marketability. In order to avoid burdening the Company and its customers with unnecessary future power supply costs and higher rates, the Company has adopted a policy of acquiring all new resources as close as possible to the actual time of need and selecting the lowest cost resources meeting all of the Company's requirements. In practice, this policy will result in the purchase of power from others through the marketplace whenever purchases are the lowest cost resources, and new investment in resource ownership by the Company only when a Company-owned resource would be cost effective in the market. With its predominantly hydro base and low-cost thermal plants, the Company is one of the lowest cost producers of electric energy among the nation's investor-owned utilities. Through its interconnections with BPA and other utilities, the Company has access to all the major electric systems in the West.


     Marketing Business Unit -
To accommodate its customers and allow itself to compete in the rapidly evolving competitive market, the Company formed a Marketing Business Unit in January 1997. This new business unit will be responsible for all purchases and sales of electric energy, market research and the planning and implementation of marketing strategies.

There are three core components to the new business unit:
Product development, which is responsible for creating and commercializing all new energy products and services; Supply and logistics, which is responsible for energy supply aggregation, delivery and risk management; and Sales, which is responsible for market aggregation and sales of energy products and service offerings to its customers.

The new business unit will offer a comprehensive program of energy supply and management services, and will expand its current product line to include several new energy service options. Existing and planned product offerings include both firm and interruptible short-term, month-to-month, and long-term customized energy supply options and multiple pricing options including fixed, floating, and indexed. The business unit's service options will include energy scheduling, energy reserve products, risk management, load shaping and following service, summary billing and energy analysis for multiple customer facilities, and multi-fuel management service. Fuel management services will provide a means to partially or completely outsource the administrative and operational duties associated with managing all or part of our customers energy supply requirements.

     Southwest Intertie Project (SWIP) -
The Company has been investigating the feasibility of constructing and operating a new transmission line that could serve as a major path for regional transfers of power between the Northwest and desert Southwest. SWIP is a proposed 500-mile, 500-kV transmission line that would interconnect the Company's system with utilities in California and the Southwest. In December 1994, the US Bureau of Land Management (BLM) issued a favorable record of decision on the Company's environmental impact statement and granted the project a right-of-way across public lands in Idaho, Nevada and Utah. The Company intends to retain up to a 20 percent ownership in the 1,200 megawatt line.

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

As of December 31, 1996, the Company's Southwest Intertie Project
(SWIP) is on hold.  At the current time, an order from the Public
Service Commission of Nevada is still pending, that would allow
Nevada Power to participate in the project.

The final development of SWIP may be impacted by regional efforts to form an independent transmission and operator to eliminate market control and provide improved transmission access for all system users (see "Independent Grid Operator").



     Transmission Services -
The Company has long had an informal open-access transmission policy and is experienced in providing reliable, high quality, economical transmission service. The Company provides various firm and non-firm wheeling services for several surrounding utilities. In July 1996, the Company filed an open-access tariff with the FERC, in compliance with Order 888. The terms and conditions of the tariff were approved for use beginning in 1997.

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

     Independent Grid Operator -
Recently a group of seven investor-owned Northwest electric companies, including Idaho Power, BPA, and five public electric entities signed a memorandum of understanding that will create an independent transmission grid operator called "IndeGO". IndeGO will ensure non-discriminatory, open-access to electricity transmission facilities in compliance with recent FERC rulings. The memorandum of understanding is an agreement to investigate the feasibility of developing a regional transmission grid which would be operated by an entity independent of power market interests. It is believed that the formation of such an entity will facilitate the operation of an evolving competitive electric power market. Operating as one regional system, the utilities will be able to increase the efficiency of transmission operations and provide improved access for all system users.

IndeGo is envisioned as an independent transmission company not controlled by any individual power market participant. It is anticipated that IndeGO will operate as a single control area, with pricing based on a single zonal tariff applied equally to all users including the participating companies.

IndeGO will not own transmission facilities initially, but will be responsible for the operation of main transmission grid facilities 230 kilovolts (kV) or more that are owned by the participating utilities. The area encompassed by the IndeGo has over 20,000 miles of transmission lines accounting for about 97% of the northwest grid.

The group plans to file the IndeGo proposal with FERC by July
1997, and anticipates operation would commence as early as 1999.
If the FERC's approval arrives by April 1998, an IndeGo Board and Site Procurement could be expected by July 1998.

     Forecast Energy and Peak Demand -
The following tables show how the Company expects to meet its forecast energy and peak demand requirements through 2001 from system generation and contracted resources. Because of its reliance upon hydroelectric generation, which varies according to streamflows, the Company's generating system is more energy constrained than capacity limited. Seasonal exchanges of winter-for-summer power are included among the contracted resources to maximize the firm load carrying capability. Exchanges are currently made with The Montana Power Company under a 10-year contract signed in 1987 and with Seattle City Light under an extended contract that expires in 2003.

                                Summer Peak Capability (MW) (a)
                                1997  1998   1999   2000   2001
Generation capability          2,681  2,681  2,681  2,681  2,681
Less net peak load             2,438  2,493  2,541  2,590  2,635
Plus contract power(b)           313    313    313    313    313
Peak capability margin           556    501    453    404    359
Percent capability margin(c)    22.8%  20.1%  17.8%  15.6%  13.6%

(a) Based upon median hydro conditions.
(b) Sum of exchange and CSPP contracts.
(c) Capability margin divided by the net peak load.


                                     Annual Energy Capability
                                        (000's of MWH) (a)
                              1997     1998     1999     2000     2001
Generation Capability        15,097   15,220   15,279   15,313   15,471
Contracts: Cogeneration
 and small power production     832      832      832      832      832
Annual firm load            (15,572) (15,905) (15,965) (16,040) (16,271)
Energy capability margin        357      147      146      105       32
Percent (b)                     2.3%     0.9%     0.9%     0.7%     0.2%

(a)  Forecast based upon average of 68 historical water conditions.
(b)  Energy capability margin divided by the generating capability.

During the 1997-2001 period, the Company plans to provide all the energy required to serve its firm load requirements during periods of heavy demand, reduced hydrogeneration caused by below normal streamflow conditions, or unscheduled outages of generating units by utilizing its hydroelectric and coal-fired generating units and through purchases of power from neighboring utilities or marketing entities.

     CSPP Purchases -
As a result of the enactment of the PURPA and the adoption of avoided cost standards by the IPUC, the Company has entered into contracts for the purchase of energy from private developers. Because the Company's service territory encompasses substantial irrigation canal development, forest products production facilities, mountain streams, and food processing facilities, considerable amounts of energy are available from these sources. Such energy comes from hydro power producers who own and operate small plants and from cogenerators converting waste heat or steam from industrial processes into electricity. The estimated annualized cost for the 67 CSPP projects on-line as of December 31, 1996, is $55.9 million. During 1996, the Company purchased
776.4 million kilowatt-hours of power from these private developers at a blended price of 5.6 cents per kilowatt-hour.

With the potential deregulation of the electric utility industry and a more competitive power supply marketplace, the Company believes that resource acquisition policies must avoid burdening the Company and its customers with unnecessary future power supply costs. In 1993, the Company requested, and in 1995 received approval, to lower published CSPP rates for new projects. In addition, the IPUC determined that negotiated rates for future CSPP projects larger than 1 megawatt (MW) should be tied more closely to values determined in the Company's integrated resource planning process. In a subsequent order issued on September 4, 1996, the IPUC further recognized the coming changes by limiting the contract term which a new CSPP project larger than 1 MW could request to a maximum of five years (see "Rates").

     Firm Wholesale Power Sales -
The Company has firm wholesale power sales contracts with several entities in the West. These contracts are for various amounts of energy, ranging from 6 to 75 average megawatts, and are of various lengths presently scheduled to expire between 1997 and 2009. The Company is actively marketing this power to other entities as it becomes available.


FUEL
The Company, through Idaho Energy Resources Co., owns a one-third interest in the Bridger Coal Company which owns the Jim Bridger coal mine that supplies coal to the Jim Bridger generating plant in Wyoming. The mine, located near the Jim Bridger plant, operates under a long-term sales agreement and provides for delivery of coal over a 51-year period that began in 1974. The original contract of 41 years was extended for 10 years on January 1, 1996. (See Item 2 "Properties".) The Jim Bridger Coal Mine has sufficient reserves to provide coal deliveries pursuant to the sales agreement. The Company also has a coal supply contract providing for annual deliveries of coal through 2005 from the Black Butte Coal Company's Leucite Hills mine adjacent to the Jim Bridger project. This contract supplements the Bridger Coal Company deliveries and provides another coal supply to operate the Jim Bridger plant. The Jim Bridger plant's rail load-in facility and unit coal train allows the plant to take advantage of potentially lower-cost coal from outside mines for tonnage requirements above established contract minimums.

Portland General Electric (PGE), with whom the Company is a 10 percent participant in the ownership and operation of the Boardman plant, has a flexible contract with AMAX Coal Company for delivery of low sulfur coal from its mines near Gillette, Wyoming, to Boardman Unit No. 1. Under this contract, PGE has the option to purchase 750,000 tons of coal annually through 1999. This agreement enables PGE and the Company to take advantage of lower cost spot market coal for some or all of the Boardman plant's requirements.

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


WATER RIGHTS
The Company, except as otherwise stated herein, has valid water rights acquired under applicable provisions of state law for all waters used in its hydroelectric generating facilities. In addition, the Company holds water rights for domestic, irrigation, commercial and other necessary purposes related to other land and facility holdings within the state. The exercise and use of all of these water rights are subject to prior rights and, with respect to certain hydroelectric facilities, the Company's water rights for power generation are subordinated to future upstream diversions of water for irrigation and other recognized consumptive uses.
Over time, increased irrigation development and other consumptive diversions have resulted in some reduction in the stream flows available to fulfill the Company's water rights at certain hydroelectric generating facilities. In reaction to these reductions, the Company initiated and continues to pursue a course of action to determine and protect its water rights. As part of this process, the Company and the state of Idaho signed the Swan Falls agreement on October 25, 1984 which provided a level of protection for the Company's hydropower water rights at specified plants by setting minimum stream flows and establishing an administrative process governing the future development of water rights that may affect the Company's hydroelectric generation. In 1987, Congress passed and the President signed into law House Bill 519. This legislation permitted implementation of the Swan Falls agreement and further provided that during the remaining term of certain of the Company's project licenses that the relationship established by the agreement would not be considered by the FERC as being inconsistent with the terms of the Company's project licenses or imprudent for the purposes of determining rates under Section 205 of the Federal Power Act. The FERC entered an order implementing the legislation on March 25, 1988.

In addition to providing for the protection of the Company's hydropower water rights, the Swan Falls agreement contemplated the initiation of a general adjudication of all water uses within the Snake River basin. In 1987, the director of the Idaho Department of Water Resources filed a petition in state district court asking that the court adjudicate all claims to water rights, whether based on state or federal law, within the Snake River basin. A commencement order initiating the Snake River Basin Adjudication was signed by the court on November 19, 1987. This legal proceeding was authorized by state statute based upon a determination by the Idaho Legislature that the effective management of the waters of the Snake River basin required a comprehensive determination of the nature, extent and priority of all water uses within the basin. The adjudication is expected to continue past the turn of the century. The Company has filed claims to its water rights within the basin and is actively participating in the adjudication to ensure that its water rights and the operation of its hydroelectric facilities are not adversely impacted. The Company does not anticipate any modification of its water rights as a result of the adjudication process.


REGULATION
The Company is under the regulatory jurisdiction (as to rates, service, accounting and other general matters of utility operation) of the FERC, the IPUC, the Oregon Public Utilities Commission (OPUC) and the Public Service Commission of Nevada. The Company is also under the regulatory jurisdiction of the IPUC, OPUC and the Public Service Commission of Wyoming as to the issuance of securities. The Company is subject to the provisions of the Federal Power Act as a "licensee" and "public utility" as therein defined. The Company's retail rates are established under the jurisdiction of the state regulatory agencies and its wholesale and transmission rates are regulated by the FERC (See "Rates"). Pursuant to the requirements of Section 210 of the PURPA, the state regulatory agencies have each issued orders and rules regulating the Company's purchase of power from CSPP facilities.

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

The state of Oregon has a Hydroelectric Act providing for licensing of hydroelectric projects in that state. The Company's Brownlee, Oxbow and Hells Canyon facilities are on the Snake River where it forms the boundary between Idaho and Oregon and occupy land located in both states. These facilities are subject, with respect to project property located in Oregon, to such provisions of the Oregon Hydroelectric Act. The Company has obtained Oregon licenses for these facilities and these licenses are not in conflict with the Federal Power Act or the Company's FERC license (see Item 2. "Properties").


ENVIRONMENTAL REGULATION
Environmental controls at the federal, state, regional and local levels are having a continuing impact on the Company's operations due to the cost of installation and operation of equipment required for compliance with such controls and the modification of system operations to accommodate such regulation.

Based upon the requirements of present environmental laws and regulations, the Company estimates its capital expenditures (excluding allowance for funds used during construction) for environmental matters for 1997 and during the period 1998-2001 will total approximately $0.7 million and $29.1 million, respectively. Mitigation of environmental concerns due to relicensing of hydro facilities will be a major portion of these expenditures. The Company also anticipates spending approximately $21 million a year in operating expenses for environmental facilities during the 1997-2001 period. However, to the extent regulations under federal and state environmental protection laws, as well as the laws themselves, are changed, costs for compliance with such laws and regulations in connection with the Company's existing facilities and facilities under construction are subject to change in an amount not determinable.

     Air -
The Company has analyzed the Clean Air Act's legislation and its effects upon the Company and its rate payers. The Company's coal-fired plants in Nevada and Oregon already meet the federal emission rate standards for sulfur dioxide (SO2) and the Company's coal-fired plant in Wyoming meets that state's even more stringent SO2 regulations. The Company anticipates no material adverse effect upon its operations. The Company has entered into a joint arrangement with PacifiCorp and Black Hills Corporation under which certain of these companies generating units have been accepted by the Environmental Protection Agency as "Substitution" units for the Baldwin #2 unit owned by Illinois Power Company. In exchange for Illinois Power naming units at the Jim Bridger Station as "Substitution" units for Baldwin #2, the Company sold Illinois Power a portion of the Phase I SO2 Allowances it received by having its share of the Jim Bridger units accepted as Phase I "Substitution" units.

     Water -
The Company has received National Pollutant Discharge Elimination
System Permits, as required under the Federal Water Pollution
Control Act Amendments of 1972, for the discharge of effluents from its hydroelectric generating plants.

The state of Oregon Department of Environmental Quality determined that the flow of water over large dams on the Columbia and Snake Rivers could result in the super saturating of the water with dissolved nitrogen possibly resulting in damage to the fish population. The Company has obtained a permit from the Oregon Department of Environmental Quality to operate the Brownlee, Oxbow and Hells Canyon Dams in accordance with the water quality program of the state of Oregon.

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

The Company has installed aeration equipment, water quality monitors and data processing equipment as part of the Cascade hydroelectric project to provide accurate water quality data and increase dissolved oxygen levels as necessary to maintain water quality standards on the Payette River. The Company has also installed and operates water quality monitors at the Milner and Twin Falls hydroelectric projects, in order to meet compliance standards for water quality.

The Company owns and finances the operation of anadromous fish hatcheries and related facilities to mitigate the effects of its hydroelectric dams on fish populations. In connection with its fish facilities, the Company sponsors ongoing programs for the control of fish disease and improvement of fish production. The Company's anadromous fish facilities at Hells Canyon, Oxbow, Rapid River, Pahsimeroi and Niagara Springs continue to be operated under agreements with the Idaho Department of Fish and Game. In 1996, the investment in these facilities was $12.2 million and the operation of these facilities pursuant to the FERC License 1971 cost approximately $2.2 million annually.

     Endangered Species -
The Company continues to review and analyze the various effects upon its operations of the listing as threatened or endangered of several species of salmon and Snake River mollusks. The Company is cooperating with various governmental agencies to resolve these issues. (See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation - Environmental Issues".)

     Hazardous/Toxic Wastes and Substances -
Under the Toxic Substances Control Act (TSCA), the Environmental Protection Agency (EPA) has adopted regulations governing the use, storage, inspection and disposal of electrical equipment that contain polychlorinated biphenyls (PCBs). The regulations permit the continued use and servicing of certain electrical equipment (including transformers and capacitors) that contain PCBs. The Company continues to meet all federal requirements of TSCA for the continued use of equipment containing PCBs. The Company has a program to make the 200-plus substations on its system non-PCB. While the Company's use of equipment containing PCBs falls well within the federal standards, the Company has voluntarily decided to virtually eliminate these compounds from the substation sites. This program will save costs associated with the long-term monitoring and testing of substation equipment and grounds for PCB contamination as well as being good for the environment today. Total Company costs for the disposal of PCBs from the Company's system were $1.3 million, $0.4 million and $0.9 million for 1994, 1995 and 1996 respectively.


RATES

     Idaho Jurisdiction
Since 1993, the IPUC has permitted Idaho Power to use a PCA mechanism in its Idaho jurisdiction. The PCA enables the Company to collect or to refund a portion of the difference between net power supply costs actually incurred and those allowed in the Company's base rates. The current balance is adjusted monthly as actual conditions are compared to the PCA forecasted net power supply costs. For the period May 1996 through May 1997, the IPUC approved tariffs, reducing Idaho jurisdictional PCA rates by $25.7 million (5.9 percent), including the true-up for the PCA period May 1995 through May 1996. The reduction reflects anticipated lower power supply costs in the coming year due to above-average hydroelectric generating conditions. The 1996 PCA forecast reflects power supply costs below those established for PCA expenses in the Company's last general rate proceeding. At December 31, 1996, the Company had recorded as a deferred asset and reduction in operating expenses $11.4 million of power supply costs above those projected in the 1996 forecast.

On January 31, 1995, the Company received IPUC Order No. 25880, which authorized $17.2 million in general rate relief, representing a 4.2 percent overall increase in Idaho retail rates. The relief was based on an 11.0 percent allowed return on equity and an overall rate of return of 9.2 percent. The increase in Idaho retail rates went into effect on February 1, 1995. It also allows Idaho Power to realign its overall rate structure to a price, more closely associated with the cost of serving the different customer classes.

On May 24, 1995, Idaho Power filed another application with the IPUC to increase rates in its Idaho jurisdiction. In August 1995, the IPUC issued an order authorizing the Company to increase its Idaho retail rates on an annual basis by $3.8 million (0.9 percent). This increase was uniform to all customer classes, as well as to special contract customers. The Company originally applied for a $6.3 million (l.5 percent) increase to recover capital costs and related expenses associated with the construction of a new 43.5 megawatt (MW) power plant at its Twin Falls hydro facility, along with additional plant investments at the Swan Falls hydro facility since the filing of its last general rate case. The major issue in this case was whether the reduced power supply costs resulting from the inclusion of the Twin Falls hydro expansion would be recognized explicitly through a reduction in base energy rates or implicitly through the PCA. The Company reached a compromise with the IPUC staff on the overall revenue requirement and agreed to recognize benefits up front in base rates, instead of flowing the benefits through the PCA. As a result, the Company's original $6.3 million request was reduced by $1.9 million. The effect on projected Company earnings is only 10 percent of this amount ($190,000), since all but 10 percent of the power supply cost reduction would have been passed through to Idaho customers in the next PCA adjustment. The IPUC action enabled the Company to begin recovering the capital costs of a plant addition within weeks of the plant becoming operational.

In December 1993, the Company filed with the IPUC for permission to approve lower published prices for new CSPP contracts. In response to the Company's filing, the IPUC issued an order on January 31, 1995, approving lower published CSPP rates for new projects. In addition, the IPUC determined that negotiated rates for future CSPP projects larger than 1 MW should be tied more closely to values determined in the Company's integrated resource planning process. In a subsequent order issued on September 4, 1996, the IPUC further recognized the coming changes by limiting the contract term which a new CSPP project larger than 1 MW could request to a maximum of five years.

On August 3, 1995, Idaho Power filed a proposal with the IPUC to support the Company's organizational redesign. In response to the Company's proposal, the IPUC approved a Settlement that authorizes the Company to defer and amortize costs related to reorganization in return for a general rate freeze through the end of 1999. In addition, the Settlement allows for the accelerated amortization of regulatory liabilities associated with accumulated deferred investment tax credits (ADITCs) to provide a minimum 11.50 percent return on actual year-end common equity for the Idaho jurisdiction. The new rate freeze and the accelerated amortization of regulatory liabilities associated with ADITCs gives the Company time to pursue and to implement its efficiency and growth initiatives with the assurance of at least a reasonable level of financial performance apart from the need to change customer prices.

The terms and conditions of the Settlement will remain in effect through 1999. Under the Settlement, when the Company's actual earnings in a given year exceed an 11.75 percent return on year-end common equity, the Company will refund 50 percent of the excess to its Idaho retail customers. In 1996 the Company set aside approximately $4.9 million for refund to its Idaho customers.
Other important points in the Settlement are: (1) the Company may accelerate a maximum of $30 million of regulatory liabilities associated with ADITCs over the five-year period; (2) the Company will not be allowed to increase its Idaho general rates prior to January 1, 2000, except under special conditions as defined in the Settlement; and (3) Idaho Power agrees that its quality of service will not decline as a result of corporate reorganization.

The Company has received approval from the Idaho State Tax
Commission and the Internal Revenue Service on the accounting treatment for the tax credits. No accelerated ADITC was recognized in 1995 or 1996.

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

In May 1995, Idaho Power filed an application with the OPUC seeking general rate relief of approximately $3.4 million, or a
16.65 percent increase. The Company later negotiated a Settlement Stipulation with the OPUC staff, the Company's Oregon industrial customers, and the Citizens Utility Board of Oregon. The Settlement grants Idaho Power a $1.3 million general rate increase for its Oregon retail customers. The OPUC Settlement became effective December 5, 1995.

     Other Jurisdictions -
In 1996, the Company did not file any applications for rate relief before the FERC or in its Nevada retail jurisdiction. In July 1996, the Company filed an open-access tariff with the FERC, in compliance with Order 888. The terms and conditions of the tariff were approved for use beginning in 1997 (see "Transmission Services").


CONSTRUCTION PROGRAM
The Company's construction program for the 1997-2001 period
(excluding allowances for funds used during construction) is presently estimated to require cash funds of approximately $421.7 million as follows:
                                   1997    1998-2001 (a)
                                   (Millions of Dollars)
Generating Facilities:
  Hydro                            $3.9      $32.0
  Thermal                           8.2       38.2
Total generating facilities        12.1       70.2
Transmission lines and
substations                        12.0       55.4
Distribution lines and
substations                        37.8      160.0
General                            22.4       51.8
  Total cash construction          84.3      337.4
AFUDC                               1.1        4.1
  Total construction
including AFUDC (b)               $85.4     $341.5

(a) Escalation rates were not applied to construction expenditures because the level of expenditures has been capped.

(b) Does not include Ida-West equity investment in construction as Ida-West develops its construction as a participant in joint ventures which are not a part of the consolidated entity.

The Company has no nuclear involvement and its future construction plans do not include development of any nuclear generation. The Company is looking at various options that may be available to meet the future energy requirements of its customers which include: (1) efficiency improvements on the Company's generation, transmission and distribution systems and (2) purchased power and exchange agreements with other utilities or other power suppliers. As additional energy demands are placed upon the system, the project or projects best meeting the changed requirements will be pursued.


FINANCING PROGRAM
The Company's five-year estimate of capital requirements and sources of capital is $412.7 million outlined as follows:

                                         1997   1998-2001
                                      (Millions of Dollars)
Capital Requirements:
  Net cash construction expenditures    $84.3      $337.4
  Conservation expenditures               1.3        -
  Other cash expenditures                (0.3)      (10.0)
   Total                                $85.3      $327.4
Sources of Capital:
  Internal generation                   $72.4      $359.6
  Short-term bank loans - Net            13.3        29.3
  First mortgage bonds                    -         (60.7)
  Debt repayment                         (0.1)       (0.3)
  Common stock                            -          -
  Cash investments (increase)            (0.3)       (0.5)
  Total (a)                             $85.3      $327.4

(a)  Does not include subsidiary financings.

These estimates are subject to constant revision in light of changing economic, regulatory and environmental factors and patterns of conservation. Any additional securities to be sold will depend upon market conditions and other factors, but it is the Company's objective to maintain capitalization ratios of approximately 45 percent common equity, 5 to 10 percent preferred stock and the balance long-term debt. The Company will continue to take advantage of any refinancing opportunities as they become available.

Under the terms of the Indenture relating to the Company's First Mortgage Bonds, net earnings must be at least two times the annual interest on all bonds and other equal or senior debt. For the twelve months ended December 31, 1996, net earnings were 6.52 times. Additional preferred stock may be issued when earnings for twelve consecutive months within the preceding fifteen months are at least equal to l.5 times (until December 31, 2000, at which time the issuance ratio will increase to 1.75 times) the aggregate annual interest requirements on all debt securities and dividend requirements on preferred stock. At December 31, 1996, the actual preferred dividend earnings coverage was 3.11 times. If the dividends on the shares of Auction Preferred Stock were to reach the maximum allowed, the preferred dividend earnings coverage would be 2.84 times. The Indenture and the Company's Restated Articles of Incorporation are exhibits to the Form 10-K and reference is made to them for a full and complete statement of their provisions.

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

The Company holds licenses under the Federal Power Act for 13 hydroelectric projects from the FERC. These and the other generating stations and their capacities are listed below:

                                   Maximum
                               Non-Coincident
                                 Operating       Nameplate    License
                                Capacity kW     Capacity kW  Expiration
                                     kW
Properties Subject to
Federal Licenses:
  Lower Salmon                    70,000          60,000         1997
  Bliss                           80,000          75,000         1998
  Upper Salmon                    39,000          34,500         1998
  Shoshone Falls                  12,500          12,500         1999
  C J Strike                      89,000          82,800         2000
  Upper Malad                      9,000           8,270         2004
  Lower Malad                     15,000          13,500         2004
  Brownlee-Oxbow-Hells         1,398,000       1,166,900         2005
  Swan Falls                      25,547          25,000         2010
  American Falls                 112,420          92,340         2025
  Cascade                         14,000          12,420         2031
  Twin Falls                      54,300          52,737         2041
  Milner                          59,448          59,448         2038
Other Generating Plants:
  Other Hydroelectric             10,400          11,300
  Jim Bridger (Coal-Fired        693,333         678,077
  Valmy (Coal-Fired Station)     260,650         260,650
  Boardman (Coal-Fired Station)   53,000          53,000

At December 31, 1996, the composite average ages of the principal parts of the Company's system, based on dollar investment, were: production plant, 17.1 years; transmission system and substations, 18.2 years; and distribution lines and substations,
13.9 years. The Company considers its properties to be well maintained and in good operating condition.

The Company owns in fee all of its principle plants and other important units of real property, except for portions of certain projects licensed under the Federal Power Act and reservoirs and other easements, subject to the lien of its Mortgage and Deed of Trust and the provisions of its project licenses, and to minor defects common to properties of such size and character that do not materially impair the value to, or the use by, the Company of such properties.

As a result of various federal legislative actions and proposals
(such as the Electric Consumers Protection Act of 1986, Energy
Policy Act of 1992, Clean Water Act Reauthorization and
Endangered Species Act Reauthorization), a major issue facing the Company is the relicensing of its hydro facilities. The relicensing of these projects is not automatic under federal law.
The Company must demonstrate comprehensive usage of the facilities, that it has been a conscientious steward of the natural resource entrusted to it and that there is a strong public interest in the Company continuing to hold the federal licenses. Idaho Power is actively pursuing the relicensing of its hydroelectric projects, a process that will continue for the next 10 to 15 years. The
Company submitted its first applications for license renewal to the FERC in December 1995. These first applications seek renewal of the Company's licenses for its Bliss, Upper Salmon Falls, and Lower Salmon Falls Hydroelectric Projects. The Company is also in the process of submitting a draft application for license renewal for its Shoshone Falls Hydroelectric Project. Although various federal requirements and issues must be resolved through the licensing reviewing process, the Company anticipates that its efforts will be successful. At this point, however, the Company cannot predict what type of environmental or operational requirements it may face, nor can it estimate the eventual cost of licensing renewal.

Idaho Energy Resources Co. owns a one-third interest in certain coal leases near the Jim Bridger generating plant in Wyoming from which coal is mined and supplied to the plant.

Ida-West holds investments in thirteen operating hydroelectric plants with a total generating capacity of 72 MW.

ITEM 3. LEGAL PROCEEDINGS
On  December  6,  1991,  a complaint entitled  Nez  Perce  Tribe,
Plaintiff, vs. Idaho Power Company, Defendant, Civil No. CIV  91-
0517-S-EJL,  was filed against the Company in the  United  States
District Court for the District of Idaho.

On September 11, 1992, the Tribe filed an Amended Complaint in which it amplified its original Complaint by asserting that Brownlee, Oxbow and Hells Canyon Dams were "constructed, operated and maintained in such a manner as to damage plaintiff's rights" to harvest fish, which rights the Tribe asserts to be "present, possessory property right(s)". As the basis for its alleged right to recover damages from the Company, the Tribe asserts that the Company negligently constructed, operated and maintained Brownlee, Oxbow and Hells Canyon Dams, that the Company negligently failed to prevent or mitigate harm to the Tribe, that the Company intentionally and willfully destroyed, interfered with, and dispossessed the Tribe of its property rights, and that the Company improperly exercised dominion over the Tribe's property, thus depriving the Tribe of its possession. The Tribe sought through its Amended Complaint to secure actual, incidental, consequential and punitive damages in amounts to be proven at trial.

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

On November 8, 1994, the Tribe filed its Notice of Appeal with the Ninth Circuit Court of Appeals.

The Company and the Tribe have reached agreement on a settlement of this case (Settlement Agreement). The Settlement Agreement has been approved by the Nez Perce Tribal Executive Committee and the Company's Board of Directors. Under the terms of the Settlement Agreement, the Company will pay the Nez Perce Tribe $11.5 million in the following manner:

          -     $5 million at which time the Tribe would move for
          the  dismissal of, with   prejudice, their legal action
          against the Company.

          - $1,625,000 each year for the next four years beginning in 1998.


All payments under the Settlement Agreement will be made in 1996 dollars, which allows for adjusted future inflation within a minimum range of 3 percent and a maximum of 7 percent. The first payment of $5.0 million plus inflation adjustment will be paid sometime in 1997.

On July 12, 1996 the IPUC issued Order No 26513, and on August 5, 1996, the OPUC issued Order No. 96-207 approving capitalization of their respective jurisdictional share of the $11.5 million. The parties requested Bureau of Indian Affairs (BIA) approval of the Settlement Agreement. However, on November 21, 1996, the Portland Area Director of the BIA issued a decision stating that the Settlement Agreement did not have to be approved by the BIA. On December 19, 1996, the Company filed an administrative appeal of the BIA's decision and have since requested and been granted a stay of said appeal pending pursuit of an alternate federal approval. As a result of the BIA decision, the Tribe and the Company explored alternatives to BIA approval that would help assure the ultimate enforceability of the Settlement Agreement. The parties agreed to request that the Federal District Court for the District of Idaho approve the Settlement Agreement. The Tribe and the Company, by motion, stipulated that the Ninth Circuit Court of Appeals remand the case to the Federal District Court for the District of Idaho, which motion was granted by the Ninth Circuit on February 6, 1997. The parties will now seek Federal District Court approval of the Settlement Agreement.

This  matter  has  been previously reported in  Form  10-K  dated
March  16, 1992, March 12, 1993, March 10, 1994, March  9,  1995,
March 14, 1996 and other reports filed with the Commission.

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

After the IPUC's order became final and non-appealable, the Company filed a complaint for declaratory relief in the District Court of the Fourth Judicial District. The Complaint sought a determination by the district court that Cogeneration, Inc.'s failure to provide the cash security and its violation of the IPUC's orders requiring that it expeditiously provide the cash security constituted material breaches of the FESA. The Company asked the district court to find that as a matter of law Idaho Power was entitled to either terminate or rescind the FESA.


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

On February 16, 1996, Cogeneration, Inc., dismissed its anti-trust claims against the Company, and on February 23, 1996, the Idaho Supreme Court granted Cogeneration, Inc.'s request for an expedited appeal of the district court's decision establishing an accelerated briefing schedule and scheduling oral argument for May 10, 1996.

On  August 12, 1996, the Idaho Supreme Court determined that  the
District Court's decision that Cogeneration, Inc., had breached the FESA was premature.

On  February  10,  1997,  Cogeneration,  Inc.  filed  an  amended
Complaint restating its previous claims, requesting a jury trial rather than the court trial it had previously requested and raising several new allegations and claims.

While the outcome of litigation is never certain, Idaho Power believes that Cogeneration, Inc.'s counterclaims are without merit.

This matter has been previously reported in Form 10-K dated March
14, 1996 and other reports filed with the Commission.

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

Name, Age and Position       Business Experience During Past Five (5) Years

J. W. Marshall, 58           Appointed August 18, 1989.
Chairman of the Board and
Chief Executive Officer

L. R. Gunnoe, 61             Appointed July 12, 1990.
President and Chief
Operating Officer

J. LaMont Keen, 44           Appointed March 14, 1996.  Mr. Keen
Vice President, Chief        was Vice President and Chief
Financial Officer            Financial Officer prior to March 14,
and Treasurer                1996.

Douglas H. Jackson, 60       Appointed July 12, 1990.
Vice President - Retail
Services

C. N. Olson, 47              Appointed July 11, 1991.
Vice President -Corporate
Services

J. B. Packwood, 53           Appointed July 11, 1996.  Mr.
Executive Vice President     Packwood was Vice President-Power
                             Supply prior to July 11, 1996.

Richard Riazzi, 42           Appointed January 9, 1997.  Mr.
Vice President -             Riazzi was Vice President, Corporate
Marketing and Sales          Marketing (1995-1996) and was Vice
                             President of the Energy Group (1991-
                             1995) for Equitable Resources, Inc.

Robert W. Stahman, 52        Appointed July 13, 1989.
Vice President, General
Counsel and Secretary

PART II

ITEM 5.  MARKET  FOR  THE REGISTRANT'S COMMON STOCK  AND  RELATED
         STOCKHOLDER MATTERS
The Company has paid cash dividends on its common stock in each year since 1918. For the year ended December 31, 1994, 1995 and 1996, cash dividends per share of common stock were $1.86. At the July 1996 meeting, the Board of Directors voted to maintain the annual common dividend at $1.86 per share. It is the intention of the Board of Directors to continue to pay dividends quarterly on the common stock, but such dividends in the future will depend on earnings, cash requirements of the Company, and other factors.

The Company's common stock is listed on the New York and Pacific Stock Exchanges. The following table indicates the reported high and low sales price of the Company's common stock for the years 1995 and 1996, as reported by The Wall Street Journal as composite tape transactions. The Company's year-end common stock price was $31 1/8 per share and the number of stockholders of record at December 31, 1996, was 29,333.

                                     1995 Quarters
Common Stock, $2.50 par       1st      2nd         3rd       4th
value:
   High                       $26      $26 3/4     $27 7/8   $30
   Low                         23 3/8   23 5/8      23 7/8    27 1/4
   Dividends paid per share
    (cents)                    46.5     46.5        46.5      46.5

                 ______________________________

                                     1996 Quarters
Common Stock, $2.50 par       1st      2nd         3rd       4th
value:
   High                       $31 1/4  $31 1/8     $34 1/4   $32
   Low                         27 1/4   27 5/8      29 3/4    29 7/8
   Dividends paid per share
    (cents)                    46.5     46.5        46.5      46.5

ITEM 6. SELECTED FINANCIAL DATA

SUMMARY OF OPERATIONS          1996             1995            1994
(Thousands of Dollars)

Revenues:
  General business         $  484,145       $   461,594      $   457,354
  Sales to other utilities     70,222            57,418           59,923
  Other revenues               24,078            26,609           26,381
     Total revenues           578,445           545,621          543,658
Expenses:
  Purchased power              69,038            54,586           60,216
  Fuel expense                 63,334            54,691           94,888
  Other operation and
    maintenance               168,539           169,959          154,742
  Depreciation                 69,705            67,415           60,202
  Taxes other than
    income taxes               20,658            22,979           23,945
      Total expenses          391,274           369,630          393,993

Income from operations        187,171           175,991          149,665
Other income and
 deductions - Net             (12,534)          (14,356)         (12,160)
Interest charges - Net         56,995            55,014           52,652
Income taxes                   52,092            48,412           34,243
Cumulative effect of
  accruing unbilled
  revenues                       -                 -                -
Net Income                     90,618            86,921           74,930
  Dividends on preferred
   stocks                       7,463             7,991            7,398
Earnings on common stock       83,155            78,930           67,532
  Dividends on common
   stock                       69,924            69,941           69,594
Net change to retained
earnings                   $   13,231       $     8,989      $    (2,062)

CAPITALIZATION (000 ommitted)           %                 %                 %
First mortgage bonds       $  527,000}      $   470,000}      $  490,000}
Other long-term debt          211,550}  48      202,618}  45     203,206}   46
Preferred stock               106,975    7      132,181    9     132,456     9
Common stock (incl.
prem. & exp.)                 452,486}          452,948}         452,962}
Retained earnings             242,088}  45      229,827}  46     220,838}   45
  Total capitalization     $1,540,099  100  $ 1,487,574  100  $ 1,499,462  100
Short-term borrowings
  outstanding              $   54,016       $    53,020       $    55,000

FINANCIAL STATISTICS
Income from operations
 as a percent of
 total revenues                  32.4%             32.3%            27.5%
Times interest charges
earned:
  Before tax                     3.49              3.40             3.01
  After tax                      2.58              2.54             2.38
Market-to-book ratio              169%              165%             131%
Payout ratio                       84%               89%             103%
Return on year-end              11.97%            11.56%           10.02%
common equity
Common stock data:
  Earnings per average
   share outstanding       $     2.21        $     2.10        $    1.80
  Dividends declared per   $     1.86       $      1.86       $     1.86
   share
  Book value per share     $    18.47       $     18.15       $    17.91
  Average shares
   outstanding (000
     ommitted)                 37,612            37,612           37,499
  Common shareowners           29,333            30,795           26,209

*Includes cumulative
  effect of accounting
  change

CUSTOMER DATA
General business data:
  Energy sales - kwh
   (000,000 omitted)           13,035            11,983           12,194
  Number of customers         352,487           340,708          330,308

Residential customer
data:
  Number of customers         292,145           282,797          274,187
  Average kwh use per
   customer                    13,828            13,475           14,159
Average rate per kwh (cents)     5.07              5.16             4.83

OTHER STATISTICS
Total assets (000
 omitted)                  $2,295,337       $ 2,241,753       $2,191,816
Gross plant additions
 (000 omitted)             $   94,120       $    87,297       $  107,667
Number of employees
(full-time)                     1,565             1,522            1,609



                           1993            1992            1991
Revenues:
  General Business         $  428,658      $  431,818      $  409,454
  Sales to other utilities     86,525          42,000          52,563
  Other revenues               25,219          24,274          21,176
        Total Revenues        540,402         498,092         483,193
Expenses:
  Purchased power              45,361          58,496          51,210
  Fuel expense                 87,855          96,710          75,161
  Other operation and
   maintenance                164,388         137,547         151,593
  Depreciation                 58,724          59,823          57,597
  Taxes other than
    income taxes               22,129          20,562          21,168
      Total expenses          378,457         373,138         356,729

Income from operations        161,945         124,954         126,464
Other income and
 deductions - Net             (12,984)        (11,133)         (9,453)
Interest charges - Net         53,991          52,935          56,901
Income taxes                   36,474          23,162          21,144
Cumulative effect of
  accruing unbilled
  revenues                        -               -               -
Net Income:                    84,464          59,990          57,872
  Dividends of preferred
   stocks                       6,009           5,516           4,904
Earnings on common stock       78,455          54,474          52,968
  Dividends on common stock    67,959          65,043          63,197
Net change to retained
  earnings                 $   10,496         (10,569)        (10,229)

CAPITALIZATION
  (000 omitted)                         %               %               %
First mortgage bonds       $  490,000}     $  485,000}     $  435,000}  48
Other long-term debt          203,780}  47    216,948}  49    194,981}
Preferred stock               132,751    9    107,874    7    108,191    8
Common stock (incl.
  prem. & exp.)               439,467}        412,998}        356,824}
Retained earnings             222,900}  44    212,404}  44    222,973}  44
     Total capitalization  $1,488,898  100  $1,435,224  100 $1,317,969 100
Short-term borrowings
  outstanding              $    4,000       $    6,000      $   48,500

FINANCIAL STATISTICS
Income from operations
  as a percent of total
  revenues                       30.0%           25.1%           26.2%
Times interest charged earned:
  Before tax                     3.14            2.50            2.34
  After tax                      2.50            2.08            1.98
Market-to-book ratio              170%            159%            168%
Payout ratio                       87%            120%            119%
Return on year-end common
  equity                        11.84%           8.71%           9.14%

Commmon stock data:
  Earnings per average
    share outstanding     $      2.14     $      1.55      $     1.56
  Dividends declared
    per share             $      1.86     $      1.86      $     1.86
  Book value per share    $     17.86     $     17.28      $    17.07
  Average shares
    outstanding (000
    ommitted)                  36,675          35,116          33,977
  Common Shareowners           26,870          27,834          28,069
*includes cumulative effect of accounting change

CUSTOMER DATA
General business data:
  Energy sales - kwh
    (000,000 ommitted)         11,406          11,606          11,266
  Number of customers         317,772         307,567         297,808
Residential customer data:
  Number of customers         263,682         255,022         246,689
  Average kwh use per
    customer                   14,587          13,856          14,845
  Average rate per kwh
    (cents)                      4.82            4.80            4.72

OTHER STATISTICS
Total assets (000
  omitted)                 $2,097,417       $1,862,307      $1,773,674
Gross plant additions
  (000 omitted)            $  116,972       $  118,920      $  135,904
Number of employees
  (full-time)                   1,654            1,638           1,626


                           1990             1989             1988
Revenues:
  General business         $  401,350       $  397,974       $  362,050
  Sales to other utilities     44,368           70,749           32,175
  Other revenues               19,217           27,438           18,096
       Total revenues         464,935          496,161          412,321
Expenses:
  Purchased power              43,923           43,845           43,723
  Fuel expense                 77,606           77,127           74,528
  Other operation and
   maintenance                134,126          132,114          116,230
  Depreciation                 55,114           53,092           51,691
  Taxes other than income
   taxes                       20,752           20,213           19,301
       Total expenses         331,521          326,391          305,473
Income from operations        133,414          169,770          106,848
Other income and deductions
  - Net                       (11,666)         (10,005)          (6,552)
Interest charges - Net         52,605           52,997           50,762
Income taxes                   23,234           42,041           13,558
Cumulative effect of
  accruing unbilled revenu       -                -                -
Net Income                     69,241           84,737           49,080
  Dividends on preferred
    stocks                      4,279            4,285            4,293
Earnings on common stock       64,962           80,452           44,787
  Dividends on common stock    63,197           62,177           61,159
Net change to retained
  earnings                      1,765           18,275          (16,372)

CAPITALIZATION
  (000 omitted)                        %               %                %
First mortgage bonds       $  367,500}      $  377,000}      $  392,000}
Other long-term debt          194,159}  46     165,551}  47     164,426}  47
Preferred stock                58,761    5      58,923    5      59,126    5
Common stock (incl.
  prem. & exp.)               358,078}         357,986}         357,866}
Retained earnings             233,241}  49     231,476}  48     213,201}  48
    Total capitalization   $1,211,739  100  $1,190,936  100  $1,186,619  100
Short-term borrowings
  outstanding              $   48,280       $   31,000       $   37,000

FINANCIAL STATISTICS
Income from operations
  as a percent of total
  revenue                        28.7%            34.2%            25.9%
Times interest charges earned:
  Before tax                     2.72             3.30             2.18
  After tax                      2.29             2.53             1.93
Market-to-book ratio              148%             169%             138%
Payout ratio                       97%              77%             137%
Return on year-end common
  equity                        10.99%           13.65%            7.84%
Common stock data:
  Earnings per average
    share outstanding      $     1.91       $     2.37       $     1.32
  Dividends declared
    per share              $     1.86       $     1.83       $     1.80
  Book value per share     $    17.40       $    17.35       $    16.81
  Average shares
    outstanding (000
    omitted)                   33,977           33,977           33,977
  Common shareowners           29,080           30,291           32,225
*Includes cumulative effect of accounting change

CUSTOMER DATA
General business data:
  Energy sales - kwh
    (000,000 omitted)          11,086           11,069           10,563
  Number of customers         291,800          284,363          279,529
Residential customer data:
  Number of customers         241,790          236,008          232,650
  Average kwh use per
    customer                   14,281           14,923           14,364
  Average rate per kwh
    (cents)                      4.73             4.69             4.47

OTHER STATISTICS
Total assets (000 omitted) $1,680,110       $1,625,120       $1,608,935
Gross plant additions
  (000 omitted)            $   80,117       $   62,094       $   64,358
Number of employees
  (full-time)                   1,574            1,528            1,500


                           1987            1986
Revenues:
  General business         $  343,899      $  336,480
  Sales to other utilities     35,447          54,987
  Other revenues               15,251          17,394
       Total revenues         394,597         408,861
Expenses:
  Purchased power              30,234          31,849
  Fuel expense                 65,934          31,260
  Other operations and
    maintenace                114,235         114,407
  Depreciation                 50,929          49,308
  Taxes other than
    income taxes               19,072          18,539
       Total expenses         280,404         245,363

Income from operations        114,193         163,498
Other income and
  deductions - Net            (13,115)        (17,064)
Interest charges - Net         51,843          51,206
Income taxes                   27,246          50,923
Cumulative effect of
  accruing unbilled
  revenues                    (11,302)            -
Net Income                     59,521          78,433
  Dividends on preferred
    stock                       4,298          10,553
Earnings on common stock       55,223          67,880
  Dividends on common stock    61,159          59,755
Net change to retained
  earnings                     (5,936)          8,125

CAPITALIZATION
  (000 Omitted)                         %                 %
First mortgage bonds       $  407,000}      $  432,000}
Other long-term debt          160,003}  47     153,887}  47
Preferred stock                59,238    5      59,403    5
Common stock (incl.
  prem. & exp.)               357,797}         357,708}
Retained earnings             229,573}  48     235,509}  48
     Total capitalization  $1,213,611  100  $1,238,507  100
Short-term borrowings
  outstanding              $    4,000       $    5,000

FINANCIAL STATISTICS
Income from operations
  as a percent of total
  revenues                       28.9%            40.0%
Times interest charges earned:
  Before tax                     2.76*            3.40
  After tax                      2.10*            2.46
Market-to-book ratio              127%             150%
Payout ratio                      111%              88%
Return on year-end common
  equity                         9.40%           11.44%
Common stock data:
  Earnings per average
    share outstanding      $     1.63*      $     2.00
  Dividends declared per
    share                  $     1.80       $     1.76
  Book value per share     $    17.29       $    17.46
  Average shares outstanding
    (000 omitted)              33,977           33,961
  Common shareowners           33,733           34,456
*Includes cumulative effect of accounting change

CUSTOMER DATA
General business data:
  Energy sales - kwh
    (000,000 omitted)          10,175            9,938
  Number of customers         276,249          274,129
Residential customer data:
  Number of customers         230,486          228,921
  Average kwh use per
    customer                   13,785           14,541
  Average rate per kwh
    (cents)                      4.34             4.21

OTHER STATISTICS
Total assets (000 omitted) $1,602,311       $1,621,887
Gross plant additions
  (000 omitted)            $   38,929       $   50,257
Number of employees
  (full-time)                   1,521            1,524


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW -
Idaho Power Company's consolidated financial statements represent the Company and its six wholly-owned subsidiaries: Idaho Energy Resources Company (IERCo); Ida-West Energy Company (Ida-West); IDACORP, Inc.; Idaho Utility Products Company (IUPCo); Idaho Power Resources Corporation (IPRC); and Stellar Dynamics, Inc. (Stellar). This discussion uses the terms Idaho Power and the Company interchangeably to refer to Idaho Power Company and its subsidiaries.

FORWARD-LOOKING INFORMATION -
Certain matters discussed in this report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements address future plans, objectives, expectations, and events or conditions concerning various matters such as capital expenditures, earnings, litigation, rate and other regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as electric utility restructuring, including ongoing state and federal activities; future economic conditions; legislation; regulation; competition; and other circumstances affecting anticipated rates, revenues and costs.

EARNINGS PER SHARE AND BOOK VALUE -
Earnings per share of common stock in 1996 totaled $2.21, up from the $2.10 earned in 1995 and the $1.80 earned in 1994. The 1996 earnings equate to a 12.0 percent earned return on year-end common equity, as compared to the 11.6 percent earned in 1995 and the 10.0 percent earned in 1994. At December 31, 1996, the book value per share of common stock was $18.47.

A number of factors have affected earnings per share over the last three years: improved hydro conditions, a strong service territory economy, continued customer growth, and resolution of rate cases in 1995. In 1996, under terms and conditions of the regulatory settlement with the Idaho Public Utilities Commission
(IPUC), the Company set aside approximately $4.9 million for refund to its Idaho customers. This provision for refund reduced reported earnings per share by approximately eight cents (See "Regulatory Settlement").


RESULTS OF OPERATIONS -

     Customer Growth and Energy Demand -
New customer growth continued at a brisk pace with the Company adding 11,779 new general business customers during 1996. This increase marks 1996 as the Company's second best year in terms of customer growth. This, added to 1994's record-setting 12,536 new customers, and 1995's 10,400, combined for a three-year total of 34,715 (10.9 percent) new general business customers. During 1996, Idaho Power added 9,348 residential customers, 2,090 commercial customers, and 339 irrigation customers.

Higher summer temperatures led to increases in energy demand during 1996. In contrast, 1995 had milder winter and summer weather conditions which reduced loads for heating and cooling, while the wet, cool spring reduced irrigation loads.

     Economy -
Idaho's economy continued to outperform the nation in terms of non-agricultural employment growth. Idaho's overall non-agricultural employment growth advanced at a 4.1 percent annual rate through the first eight months of 1996. This compares to 1995's 3.2 percent growth rate. Employment in the manufacturing, construction, service and trade industries posted gains of 1.8 percent, 12.5 percent, 7.6 percent and 3.7 percent, respectively, for the first eight months of 1996. The state's economic performance has fluctuated during the periods presented, but Idaho's economy continues to create jobs and attract new companies to the state.

     Revenues -
For the three-year period 1994-1996, the Company received an average 85 percent of its operating revenues from electric sales in Idaho, 5 percent in Oregon, less than 1 percent in Nevada, and 9 percent from the wholesale market. For the same three-year period, the average percentages of total operating revenues by customer category were as follows:

-  35 percent from residential customers;
- 30 percent from a combination of irrigation customers, street lighting customers, and commercial customers with less than 1,000 kW demand;
-  19 percent from industrial customers with demand of 1,000 kW or greater;
- 11 percent from off-system sales to other utilities and interchange arrangements; and
-  5 percent from miscellaneous revenue

The Company's energy sales to general business customers, increased 6.9 percent in 1994 and 8.8 percent in 1996, but decreased 1.7 percent in 1995. In 1995, residential usage was down l.5 percent, due to the mild weather, despite an increase in customers during the year. Also contributing to the 1995 decline was wet spring weather that reduced irrigation kilowatt sales in that year by 25.2 percent.

The year 1996 saw energy sales increase in all customer classes. Residential and commercial sales increased 6.0 percent and 9.3 percent, respectively, due to increased customers, a strong economy, and weather factors providing more heating-and cooling-degree days during the year. Irrigation sales increased 21.0 percent with a return to more normal weather patterns during the summer months. Industrial sales also grew by 7.0 percent in 1996.

General business revenues represent approximately 84 percent of the Company's total operating revenues. General business revenues were $457.4 million in 1994, $461.6 million in 1995, and $484.1 million in 1996. The 1995 increase reflects rate increases during the year and increased sales to some industrial customers. The 1996 increase comes primarily from residential, $8.0 million (4.2 percent), commercial $5.0 million (4.9 percent), and irrigation, $6.7 million (12.1 percent). The average residential customer used 14,159 kwh in 1994, 13,475 kwh in 1995, and 13,828 kwh in 1996. These averages reflect changes due to varied weather patterns.

     Off-System Sales -
Off-system sales are composed of firm sales (long-term contracts) and opportunity sales made on a when-available basis. The volume and price of these latter sales depend on the Company's firm energy demand, hydroelectric generating conditions in its service territory, and market conditions throughout the West. Revenues from off-system sales declined $26.6 million in 1994. Off-system revenues declined an additional $2.5 million in 1995, but rose by $12.8 million in 1996.

In 1995 and 1996, improved hydroelectric generating conditions created an increase in off-system sales, while drought conditions reduced sales in 1994. In 1995, improved hydroelectric conditions created an increase in off-system sales. However, reduced demand on the off-system market cut the prices of such sales.

     Expenses -
Total operating expenses rose $15.5 million in 1994, decreased by $24.4 million in 1995, and increased $21.6 million in 1996. The increase in expense for 1994 reflects drought conditions, which increased the Company's reliance on thermal generation and purchased power. The decrease in 1995 resulted from improved hydroelectric operating conditions, which lowered purchased power and fuel expense.

In 1996, purchased power expense was up $14.5 million. This increase reflects economy purchases made to take advantage of low wholesale market prices during the year and increased purchases from cogeneration and small power production (CSPP) projects which also experienced strong hydroelectric generating conditions. The low market prices were a result of the abundance of hydro generation in the West, which allowed the Company to remarket this energy to others. In 1995, with the return to more normal hydro conditions, purchased power expense was lower when compared to 1994, a year in which drought conditions were experienced.

Fuel expense also increased in 1996 by $8.6 million. The largest increase came in the fourth quarter, mainly due to the operation of the Valmy coal-fired plant. A reduction in spot market coal prices allowed the Company to generate additional energy and to be competitive in the off-system market. In 1995, the Company experienced good seasonal hydroelectric conditions, thereby reducing its reliance on thermal generation.

The Power Cost Adjustment (PCA) component of expenses was up $19.3 million when comparing 1995 to 1994. However, for 1996, the PCA was down $14.1 million, compared to 1995. The PCA mechanism reduces expenses when power supply costs are above forecast, and increases expenses when power supply costs are below forecast (see "PCA discussion").

All other operation and maintenance expenses fluctuated during the three-year period, with a cumulative increase of $9.5 million. These variations are due, in part, to increases in payroll and benefits, changes in operation and maintenance due to water conditions, as well as reconstruction of Company facilities damaged or destroyed by natural causes.

Depreciation expense was up for the three-year period by $10.9 million (18.7 percent), due to a greater plant investment base, while taxes other than income taxes decreased $1.5 million (6.6 percent).

     Interest Charges -
Interest charges on long-term debt fluctuated during the three-year period, with a cumulative decrease of $1.5 million. This decrease reflects the maturity, early redemption, and issuance of several series of first mortgage bonds at reduced or lower interest rates. Additionally, the Company took advantage of lower interest rates to refinance several existing higher-cost Pollution Control Revenue Bond issues with new lower-cost Pollution Control Revenue Bond issues. Refinancing in 1996 reduced interest requirements by $2.2 million over 1995. These amounts will fluctuate as two series of these bonds are variable rate, while the third is fixed. Also, this refinancing lengthened the maturity of these bonds from those originally issued.

During 1996, the Company redeemed the 8.375% Series of Serial Preferred Stock and retired at maturity the 5.25% Series of First Mortgage Bonds. This was accomplished by issuing two series of medium term notes. This financing reduced the Company's overall cost of capital (see Note 5 of "Notes to Consolidated Financial Statements").

Interest on short-term debt rose during the three-year period due to fluctuating interest rates, as well as to a higher level of short-term borrowings. At December 31, 1996, the Company's short-term borrowings totaled $54.0 million (see Note 7 of "Notes to Consolidated Financial Statements").

     Precipitation and Streamflows -
Idaho Power analyzes precipitation and streamflow conditions based on the effect on Brownlee Reservoir, the primary water source for the three Hells Canyon hydroelectric power plants. In normal years, these three projects combine to produce about half of the Company's generated electricity. In 1994, drought conditions reduced the amount of water flowing into the Company's reservoir system. However, in 1995 and 1996, Idaho Power's service territory experienced above average water years. Between April and July 1996, the Company recorded 8.3 million acre feet
(MAF) of water flowing into Brownlee Reservoir. This compares with 1994's 2.8 MAF, 1995's 6.6 MAF, and the 66-year median of
4.8 MAF. The early indications for 1997 are promising. As of February 1, 1997, reservoir storage above Brownlee Reservoir was 79 percent of capacity compared to 81 percent of 1995. The average snow-water equivalent for the Snake River above Brownlee Reservoir was 171 percent of the 30-year average at this time of year.

     Energy Requirements -
With precipitation and streamflow conditions above normal in 1996, hydroelectric generation accounted for 58 percent of the Company's total energy requirements. This figure is an improvement over 1994's 40 percent, and is unchanged from 1995. During 1996, thermal generation accounted for 26 percent of total energy requirements, while purchased power and other interchanges supplied 16 percent. Under historically normal conditions, the Company's hydro system supplies approximately 57 percent of its total energy requirements, with thermal generation accounting for 34 percent and purchased power and other interchanges contributing the remaining 9 percent.

The Company expects to meet 1997's projected energy loads by using its hydro and coal-fired facilities and its strategic geographic location, which presents excellent opportunities to purchase, sell, exchange, and transmit Northwest energy.

     Regulatory Issues -

          Power Cost Adjustment -
Since 1993, the IPUC has permitted Idaho Power to use a PCA mechanism in its Idaho jurisdiction. The PCA enables the Company to collect or to refund a portion of the difference between net power supply costs actually incurred and those allowed in the Company's base rates. The current balance is adjusted monthly as actual conditions are compared to the PCA forecasted net power supply costs. For the period May 1996 through May 1997, the IPUC approved tariffs, reducing Idaho jurisdictional PCA rates by $25.7 million (5.9 percent), including the true-up for the PCA period May 1995 through May 1996. The reduction reflects anticipated lower power supply costs in the coming year due to above-average hydroelectric generating conditions. The 1996 PCA forecast reflects power supply costs below those established for PCA expenses in the Company's last general rate proceeding. At December 31, 1996, the Company had recorded as a deferred asset and reduction in operating expenses $11.4 million of power supply costs above those projected in the 1996 forecast.

          General Revenue Requirement Case -
On January 31, 1995, the Company received IPUC Order No. 25880, which authorized $17.2 million in general rate relief, representing a 4.2 percent overall increase in Idaho retail rates. The relief was based on an 11.0 percent allowed return on equity and an overall rate of return of 9.2 percent. The increase in Idaho retail rates went into effect on February 1, 1995.

          Twin Falls Rate Case -
In August 1995, the IPUC issued an order authorizing the Company to increase its Idaho retail rates on an annual basis by $3.8 million (0.9 percent). This increase was uniform to all customer classes, as well as to special contract customers.

          Regulatory Settlement -
On August 3, 1995, Idaho Power filed a proposal with the IPUC to support the Company's organizational redesign. In response to the Company's proposal, the IPUC approved a Settlement that authorizes the Company to defer and amortize costs related to reorganization in return for a general rate freeze through the end of 1999. In addition, the Settlement allows for the accelerated amortization of regulatory liabilities associated with accumulated deferred investment tax credits (ADITCs) to provide a minimum 11.50 percent return on actual year-end common equity for the Idaho jurisdiction. The new rate freeze and the accelerated amortization of regulatory liabilities associated with ADITCs gives the Company time to pursue and to implement its efficiency and growth initiatives with the assurance of at least a reasonable level of financial performance apart from the need to change customer prices.

The terms and conditions of the Settlement will remain in effect through 1999. Under the Settlement, when the Company's actual earnings in a given year exceed an 11.75 percent return on year-end common equity, the Company will refund 50 percent of the excess.

Other important points in the Settlement are: (1) the Company may accelerate a maximum of $30 million of regulatory liabilities associated with ADITCs over the five-year period; (2) the Company will not be allowed to increase its Idaho general rates prior to January 1, 2000, except under special conditions as defined in the Settlement Agreement; and (3) Idaho Power agrees that its quality of service will not decline as a result of corporate reorganization.

The Company has received approval from the Idaho State Tax
Commission and the Internal Revenue Service on the accounting treatment for the tax credits. No accelerated ADITC was recognized in 1995 or 1996.

          Cogeneration and Small Power Production Contracts -
In light of the potential deregulation of the electric utility industry and a more competitive power supply marketplace, Idaho Power believes that resource acquisition policies must avoid burdening the Company and its customers with unnecessary future power supply costs. In December 1993, the Company filed with the IPUC for permission to approve lower published prices for new CSPP contracts. In response to the Company's filing, the IPUC issued an order on January 31, 1995, approving lower published CSPP rates for new projects. In addition, the IPUC determined that negotiated rates for future CSPP projects larger than 1 megawatt (MW) should be tied more closely to values determined in the Company's integrated resource planning (IRP) process. In a subsequent order issued on September 4, 1996, the IPUC further recognized the coming changes by limiting the contract term which a new CSPP project larger than 1 MW could request to a maximum of five years.

          Oregon General Rate Relief -
In May 1995, Idaho Power filed an application with the Oregon Public Utilities Commission (OPUC), seeking general rate relief of approximately $3.4 million, or a 16.65 percent increase. The Company later negotiated a Settlement Stipulation with the OPUC staff, the Company's Oregon industrial customers, and the Citizens Utility Board of Oregon. The Settlement grants Idaho Power a $1.3 million general rate increase for its Oregon retail customers. The OPUC approved the Settlement Stipulation on November 28, 1995.

          Oregon Drought-Related Rate Relief -
In response to the Company's April 1995 application, the OPUC granted $1.5 million in drought-related rate relief. The OPUC order allows recovery of the $1.5 million through the continued application of an existing increase authorized in July 1993 (for 1992 drought relief). The rate increase will remain in effect for approximately 34 months beginning in July 1995. The Company had deferred, with interest, increased power supply costs between May 1994 and December 31, 1994.

     Subsidiaries -

          Ida-West Energy Company -
This wholly owned subsidiary of the Company holds investments in 13 operating hydroelectric plants with a total generating capacity of 72 megawatts (MW).

In January 1996, Ida-West made an investment by acquiring all of the outstanding bonds that were issued to finance three hydroelectric plants known collectively as the Friant Power Project. This project is located at the U.S. Bureau of Reclamation's Friant Dam on the headwaters of the San Joaquin River in Madera and Fresno Counties, California. It has an aggregate generating capacity of 27.4 MW. The project is owned and operated by Friant Power Authority, a quasi-governmental entity consisting of six irrigation districts, a water district, and a municipal utility district.

In November 1996, Ida-West purchased an interest in five hydroelectric projects located in Shasta County, California, with a total generating capacity of 11.2 MW. Ida-West acquired the projects through a limited liability company in which it holds a 50 percent interest.

In addition, Ida-West has an interest in the Hermiston Power Project, a 460 MW, gas-fired cogeneration project to be located near Hermiston, Oregon. Ida-West has been responsible for managing all permitting and development activities relating to the project since its inception in 1993, and has obtained all permits necessary for construction and operation of the project. The partnership is exploring various alternatives for marketing the project's output. Project financing for construction costs would be non-recourse to Idaho Power.

To date, the Company has invested $20 million in Ida-West.  Ida-
West continues an active search for new projects.

          IDACORP, Inc. -
Through this wholly-owned subsidiary, the Company is participating in five affordable housing programs. These investments provide a return to IDACORP by reducing the Company's federal income taxes and by assuring a return on investment through tax credits and tax depreciation benefits. To date, the Company has invested $4.0 million in IDACORP.

          Idaho Power Resources Corporation -
IPRC, is a wholly-owned subsidiary, incorporated in March 1996 to provide guidance, resources, and long-term strategic planning to projects or business proposals that are not subject to regulation by the FERC and the state regulatory commissions. IPRC's goals are to establish, acquire, and expand business operations in sustainable infrastructure technology and services including energy, water, waste disposal, telecommunications, and information systems. The Company has invested approximately $4.0 million in development and acquisition activities in IPRC.

IPRC has a Memorandum of Understanding signed by Idaho Power and representatives from the government of Indonesia on March 6, 1996 that cleared the way to conduct a detailed feasibility study on using solar photovoltaic (PV) technology, micro hydroelectric systems, and other renewable energy systems to provide electricity to various locations throughout Indonesia's complex of islands. IPRC is currently reviewing results of the completed business plan. If the project is deemed workable and receives the required approvals, IPRC would likely begin to develop services in 1997.

In October 1996, IPRC acquired a majority interest in Applied
Power Corporation (APC), a Lacey, Washington-based, company that designs, supplies, and distributes photovoltaic (PV) systems.

          Stellar Dynamics -
Stellar Dynamics core business is to provide products and services to control, protect, and monitor utility and industry processes and equipment. Stellar offers design and integration of high-quality modular process control systems backed with field support, training, documentation, and customer service. The Company has invested $1.5 million in Stellar. As Stellar's capital requirements increase, the Company has approved additional equity investments up to a total of $3.0 million.

LIQUIDITY AND CAPITAL RESOURCES -

     Cash Flow -
The Company's net cash generation from operations totaled $468.0 million for the three-year period 1994-1996. After deducting common and preferred dividends of $232.8 million, net cash generation from operations provided approximately $235.2 million for the Company's construction program and other capital requirements.

Internal cash generation after dividends provided 41 percent of the Company's total capital requirements in 1994, 101 percent in 1995, and 99 percent in 1996. The Company forecasts that internal cash generation after dividends will provide approximately 85 percent of total capital requirements in 1997 and over 94 percent during the four-year period 1998-2001. Idaho Power expects to continue financing its construction program and other capital requirements with both internally generated funds and, to the extent necessary, externally financed capital.
During the forecast period, the Company also has first mortgage bond maturities of $30.0 million in 1998, $80.0 million in 2000, and $30.0 million in 2001. At January 1, 1997, the Company had regulatory authority to incur up to $200.0 million of short-term indebtedness. On December 19, 1996, the Company replaced its committed lines of credit arrangements with a $120.0 million multi-year revolving credit facility under which the Company will pay a facility fee on the commitment, quarterly in arrears, based on the Company's first mortgage bond rating (see Note 7 of "Notes to Consolidated Financial Statements").

     Construction Program -
The Company's consolidated cash construction expenditures totaled $110.5 million in 1994, $84.0 million in 1995, and $93.6 in 1996.
Approximately 25 percent of these expenditures were for generation facilities, 15 percent for transmission facilities, 43 percent for distribution facilities, and 17 percent for general plant and equipment.

          Twin Falls Project -
In July 1995, the Company completed testing of the new expansion turbine at its Twin Falls Hydroelectric Project and declared the unit available for commercial operation. This project added 43.5 MW of capacity to the Company's generation system and a second powerhouse to the Twin Falls site.

          Southwest Intertie Project -
The Company's Southwest Intertie Project (SWIP) is on hold. At the current time, an order from the Public Service Commission of Nevada is still pending, that would allow Nevada Power to participate in the project.

The Company's SWIP proposal calls for a 500-mile, 500-kilovolt
(kV) transmission line that would serve as a major north-south transmission artery, connecting the Company's system with those of utilities in California and the Southwest. The U.S. Bureau of Land Management has issued a favorable record of decision on the Company's environmental impact statement and granted the project a right-of-way across public lands in Idaho, Nevada, and Utah.

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

     Financing Program -

          Capital Structure -
The Company's capital structure (as illustrated in Selected Financial Data) fluctuated during the three-year period, with common equity ending at 45 percent, preferred stock 7 percent, and long-term debt 48 percent at December 31, 1996. The Company's objective is to maintain capitalization ratios of approximately 45 percent common equity, 5-10 percent preferred stock, and the balance in long-term debt. The Company's pre-tax interest coverage ratios were 3.01 times in 1994, and 3.40 times in 1995, and 3.49 times in 1996. The Company has on file a shelf registration statement for the issuance of first mortgage bonds and/or preferred stock, with an aggregate principal amount not to exceed $200 million. On July 29, 1996, the Company issued $30,000,000 principal amount of Secured Medium Term Notes, Series B, 6.93% Series Due 2001. The net proceeds were used for repayment of commercial paper issued in connection with the Company's ongoing construction program. On October 2, 1996, $27,000,000 principal amount of Secured Medium Term Notes, Series B, 6.85% Due 2002 were issued with net proceeds from this sale used to redeem the Company's 250,000 shares 8.375% Series, Serial Preferred Stock, Without Par Value.

On August 29, 1996, tax exempt Pollution Control Revenue Refunding Bonds were issued in principal amount of $68,100,000 Series 1996A, $24,200,000 Series 1996B and $24,000,000 Series
1996C. The proceeds were used to retire the $24,200,000 Pollution Control Revenue Bonds Due 2003, $24,000,000 -Pollution Control Revenue Bonds Due 2007 and the $68,100,000 Pollution Control Revenue Bonds Due 2013-2014.

          Common Stock -
During the period of January through May 1994, the Company issued original issue shares of common stock for its Dividend Reinvestment and Stock Purchase Plan, and for its Employee Savings Plan. During 1994, common shares totaling 527,296, were issued under these plans. The Company used the net proceeds from these issues for its ongoing construction program. During 1995 and 1996, no original issue shares were issued pursuant to these plans.

     Environmental Issues -

          Salmon Recovery Plan -
Work continues on the development of a comprehensive and scientifically credible plan to ensure the long-term survival of anadromous fish runs on the Columbia and Lower Snake rivers.

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

In March of 1995, the National Marine Fisheries Service (NMFS) released a Proposed Recovery Plan for the listed Snake River Salmon. The NMFS accepted public comment on the Plan through December of 1995. As drafted, the Plan would not require any change to the Company's current operations for salmon. Pending completion of a final recovery plan by the NMFS, the U.S. Army Corps of Engineers and other governmental agencies operating federally owned dams and reservoirs on the Snake and Columbia Rivers will continue to consult with the NMFS regarding ongoing system operations. These interim operations are not expected to change the Company's current operations for salmon.

The Northwest Power Planning Council (NWPPC) issued its recovery plan for Snake River anadromous fish, the Strategy for Salmon, on December 15, 1994. The NWPPC plan calls on the U. S. Bureau of Reclamation (BOR) to acquire 500,000 acre-feet of water within the Snake River Basin by 1996, and an additional 500,000 acre-feet by 1998. The water is to be acquired from willing sellers. Thus far, the BOR has indicated it does not intend to comply with the request to acquire 1,000,000 acre-feet of additional water. However, if the BOR does comply and successfully implements the request, its movement of additional water could have a material impact on the Company's power supply costs. The strategy for Salmon also calls for the Company to contribute 427,000 acre-feet of water from Brownlee Reservoir as required in the NMFS Proposed Recovery Plan. The Company has negotiated a five-year contract with BPA to replace lost energy and capacity resulting from recovery plans that impact the Company's power supply cost.

          Nez Perce Lawsuit -
In 1996, Idaho Power's Board of Directors and the Nez Perce Tribe approved an Agreement between the Company and the Tribe which would resolve a civil lawsuit filed against Idaho Power in December of 1991, in the United States District Court for the District of Idaho, regarding alleged damages to the Tribe's treaty-reserved fishing rights.

The suit arose from the construction, maintenance, and operation of Idaho Power's three-dam Hells Canyon Complex and the project's alleged impact both on fish and the Tribe's treaty-reserved fishing rights. The Agreement required the approval of the United States government (through the Bureau of Indian Affairs
(BIA)) acting in its capacity as trustee for the Tribe. Under the terms of the Agreement, Idaho Power will pay the Nez Perce Tribe $11.5 million in the following manner:

    - $5 million at which time the Nez Perce would move for the dismissal of, with prejudice, their legal action against the Company.
    -  $1,625,000 each year for the next four years.

All payments under the Agreement will be made in 1996 dollars, which allows for adjusted future inflation within a minimum range of 3 percent and a maximum of 7 percent. The first payment of $5 million plus inflation adjustment will be paid before the end of 1997.

On July 12, 1996 the IPUC issued Order No. 26513, and on August 5, 1996, the OPUC issued Order No. 96-207 approving capitalization of their respective jurisdictional share of the $11.5 million. The Company has recorded the $11.5 million as a regulatory asset due from ratepayers and a liability to the Tribe. The Tribe requested BIA approval. However, on November 21, 1996, the Portland Area Director of the BIA issued a decision stating that the Agreement did not have to be approved by the BIA and declined to review the Agreement. On December 19, 1996, the Company filed an administrative appeal of the BIA's decision. As a result of the BIA decision, the Tribe and the Company are exploring alternatives to BIA approval that would help assure the ultimate enforceability of the Agreement.

In connection with settling the litigation, Idaho Power and the Tribe also reached a provisional settlement regarding the license renewal of the Hells Canyon Complex. In return for the Tribe's support of the Company's application to relicense the project, the Company will place $5 million, the majority of which the Tribe has agreed to dedicate to implementable fisheries restoration efforts, in an escrow account on August 3, 2003, the date by which the Company must file its relicense application. The Tribe will be entitled to earnings from investments on this account until the Company accepts or rejects a new federal license for the project. If the Company accepts the new federal license, the Tribe will take ownership of the money in the account. If the Company rejects the license, the money will be returned to the Company. This settlement is provisional because the Tribe retains the right to opt out of this relicensing settlement at any time prior to the Company's acceptance of a new federal license.

          Threatened and Endangered Snails -
In mid-December 1992, the U.S. Fish and Wildlife Service (USFWS) listed five species of Snake River snails as Threatened and Endangered Species. Since that time, the Company has included this possibility in all of its discussions regarding relicensing and new hydro development.

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

          Mountaineer Cleanup -
In May 1993, the Company was notified that Bridger Coal Company
(BCC) was a potential contributor to a Superfund site involving waste motor oil delivered to Mountaineer Refinery in Wyoming. Idaho Energy Resources Company (IERCo), a wholly-owned subsidiary of Idaho Power, owns one-third of BCC. In November 1993, BCC agreed to be included on the list of parties potentially responsible for this site. The estimated cleanup costs totaled approximately $4.0 million. BCC's portion of the cleanup costs, based on the amount of oil delivered to the site, was estimated to be approximately 4.63 percent ($185,200). This estimate is likely to be high since the cleanup is substantially complete, with the exception of ground water monitoring. To date, BCC has expended $84,700 in cleanup costs and continues to carry $42,750 as an unfunded liability as of December 31, 1996. IERCo is responsible for one-third of BCC's share of the cleanup costs.

          Clean Air -
Idaho Power has analyzed the Clean Air Act's effects on the Company and its rate payers. The Company's coal-fired plants in Oregon and Nevada already meet the federal emission rate standards for sulfur dioxide (SO2) and Idaho Power's coal-fired plant in Wyoming meets that state's even more stringent SO2 regulations. Therefore, the Company foresees no adverse effects on its operations with regard to SO2 emissions.

During 1994, the Company, together with PacifiCorp and Black Hills Corporation, entered into Phase I substitution agreements with Illinois Power Company. The agreements designate Units 1, 2 and 3, of the Company's Jim Bridger thermal facility, together with facilities owned by PacifiCorp and Black Hills Corporation, as substitution units for Illinois Power's Baldwin #2. The substitution agreements will allow the Company to grandfather in less restrictive Phase I nitrous oxide emission requirements at the Jim Bridger units. As part of the agreements, the Company negotiated the sale of a number of its Phase I SO2 emission allowances to Illinois Power.

          Electric and Magnetic Fields -
While scientific research has not established any conclusive link between electric and magnetic fields (EMFs) and human health, the possibility of a link has caused public concern in the United States and abroad. Electric and magnetic fields exist wherever there is electric current, whether the source is a high-voltage transmission line or the simplest of electrical household appliances. Concerns over possible health effects have prompted regulatory efforts in several states to limit human exposure to EMFs. Depending on what researchers ultimately discover and any necessary regulations, it is possible that this issue could affect a number of industries, including electric utilities. However, it is difficult at this time to estimate what effects, if any, the EMF issue could have on the Company and its operations.

     Competition and Strategic Planning -
Competition is increasing in the electric utility industry, due to a variety of developments. In response, Idaho Power continues to proceed with a strategic planning process. The goal of this process is to anticipate and fully integrate into Company operations any legislative, regulatory, environmental, competitive, or technological changes. With its low energy production costs, Idaho Power is well-positioned to enter a more competitive environment and is taking action to preserve its low-cost competitive advantage.

The Company believes the first meaningful step to a competitive retail energy market is the functional unbundling of costs into the various delivery and energy components. The Company believes that the unbundling of costs will create a real means for our customers to compare energy prices and that cost unbundling will facilitate the establishment of more accurate price signals for service components. The Company is prepared to bring forward cost unbundling filings in its regulatory jurisdictions in the first half of 1997. The Company expects that state regulators may require formal hearings on the cost unbundling issue.

The Company further believes that the future of the electric utility industry will be characterized by the right of customers to choose their own electric service provider. To remain successful, Idaho Power must continue to provide value to its shareholders in the face of this new competitive environment.
The Company's vision involves three strategies for creating this value: selective and efficient use of capital; an enhanced customer orientation; and innovative, efficient operations. Because future prices for power will be determined more by market forces and less by regulatory administration, the Company must be very selective and efficient in the use and allocation of capital. Idaho Power will invest in improving and expanding its core business, in developing new opportunities beyond its current service territory, and in continuing to develop non-regulated opportunities consistent with the Company's core competencies. Based on this vision and the Company's efforts to increase shareholder and customer value, Idaho Power is transforming its operations to improve both efficiency and customer service.
Teams of employees are redesigning work processes. In some cases, these improved processes are successfully in place.
During 1995, Idaho Power announced plans for voluntary and involuntary separation packages in the event of workforce reductions resulting from its reorganization efforts. The packages included compensation based on years of service and address medical benefits and transition services.

     FERC Decisions -
On April 24, 1996, the FERC issued its Order Nos. 888 and 889 dealing with Open-Access Non-Discriminatory Transmission Services by Public and Transmitting Utilities, and standards of conduct regarding these issues. These orders require public utilities owning transmission lines to file open-access tariffs available to buyers and sellers of wholesale electricity; to require utilities to use the tariffs for their own wholesale sales; and to allow utilities to recover stranded costs, subject to certain conditions. Public utilities owning transmission lines were required to file compliance tariffs by July 9, 1996.

Idaho Power has long had an informal open-access transmission policy, and is experienced in providing reliable, high-quality, economical transmission service. The Company provides various firm and non-firm wheeling services for several surrounding utilities. In November of 1995, the Company filed open-access tariffs with the FERC for Point-to-Point and Network transmission service. The substance of these tariffs was to offer the same quality and character of transmission services that the Company uses in its own operations to anyone seeking them. The Company requested and received permission to implement these tariffs beginning February 1, 1996. On July 8, 1996, the Company filed a new open-access transmission tariff to replace the 1995 tariffs. This provides full compliance with Final Order No. 888. This new filing did not include a rate change. On November 13, 1996, FERC issued an unconditional acceptance of the terms and conditions of this tariff. The rate was not subject to review.

     Independent Grid Operator -
A group of seven investor-owned Northwest electric companies, including Idaho Power, BPA, and three public electric entities have signed a memorandum of understanding that will create an independent transmission grid operator called "IndeGO". It will ensure non-discriminatory, open-access to electricity transmission facilities in compliance with recent FERC rulings. This memorandum of understanding is an agreement to investigate the feasibility of developing a regional transmission grid which would be operated by an entity independent of power market interests. It is believed that the formation of such an entity will facilitate the operation of an evolving competitive electric power market. Operating as one regional system, the utilities will be able to increase the efficiency of transmission operations and provide improved access for all system users.

IndeGo is envisioned as an independent transmission company not controlled by any individual power market participant(s). It is anticipated that IndeGO will operate as a single control area, with pricing based on a single zonal tariff applied equally to all users including the participating companies.

IndeGO will not own transmission facilities at the onset, but will be responsible for the operation of main transmission grid facilities 230 kilovolts (kV) or more that are owned by the participating utilities. The area encompassed by the IndeGo has over 20,000 miles of transmission lines accounting for about 97% of the northwest grid.

The group plans to file the IndeGo proposal with FERC by July
1997, and anticipates operation would commence as early as 1999.
If the FERC's approval arrives by April of 1998, an IndeGo Board and Site Procurement could be expected by July of 1998.

     Marketing Business Unit -
To accommodate its customers and allow itself to compete in the rapidly evolving competitive market, the Company has formed a Marketing Business Unit, effective January 1997. This new business unit will be responsible for all purchases and sales of electric energy, market research and the planning and implementation of marketing strategies.

To assist the Marketing Business Unit in bringing value to the Company, the Board of Directors gave approval for executive management to form a Risk Management Committee, comprised of executives and senior managers, to oversee a new risk management program. The program is intended to minimize fluctuations in earnings and cash flow while controlling the volatility of the Company's energy prices to its customers. The objectives of the program include setting and achieving commodity price targets, locking in commodity prices related to specific contracts for the sale of electricity, and managing commodity price risk for customers.

     IPUC Workshops Regarding Industry Changes -
In August 1996, the IPUC completed its investigation into changes in the electric utility industry and issued Order No. 26555. The IPUC commended the working group for its effort and for the development of a position paper (an attachment to the order) on the changes affecting the electric utility industry. The position paper was the product of a series of workshops concerning the electric utility industry restructuring and its impact on the state of Idaho. Participants included commissioners and commission staff, electric utility customers and customer group representatives, publicly-and investor-owned utilities, and public interest groups. The position paper set forth regulatory and legal issues that might arise during a transition to a more competitive environment. The IPUC addressed the issues individually in Order No. 26555. In its order, the IPUC described a cautious forward approach, noting that customers of Idaho regulated utilities pay some of the lowest rates in the nation and that low cost hydroelectricity is an existing benefit of Idaho retail customers. The IPUC stated its expectation that many of the specific restructuring issues would be resolved in a case-by-case manner.

     Relicensing of Hydroelectric Projects -
Idaho Power is actively pursuing the relicensing of its hydroelectric projects, a process that will continue for the next 10 to 15 years. The Company submitted its first applications for license renewal to the FERC in December 1995. These first applications seek renewal of the Company's licenses for its Bliss, Upper Salmon Falls, and Lower Salmon Falls Hydroelectric Projects. Although various federal requirements and issues must be resolved through the license renewing process, the Company anticipates that its efforts will be successful. At this point, however, the Company cannot predict what type of environmental or operational requirements it may face, nor can it estimate the eventual cost of license renewal.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENT
AND FINANCIAL STATEMENT SCHEDULE


                                                            PAGE

Management's Responsibility for Financial Statements         41

Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 1996,
       1995 and 1994                                           42-43

     Consolidated Statements of Income for the Years
       Ended December 31, 1996, 1995 and 1994                    44

     Consolidated Statements of Retained Earnings for the Years
       Ended December 31, 1996, 1995 and 1994                    45

     Consolidated Statements of Capitalization as of

       December 31, 1996, 1995 and 1994                          46

     Consolidated Statements of Cash Flows for the Years
       Ended December 31, 1996, 1995 and 1994                    47

     Notes to Consolidated Financial Statements                48-60

Independent Auditors' Report                                     61

Supplemental Financial Information (Unaudited)                   62

Supplemental Schedule for the Years Ended December 31,
     1996, 1995 and 1994:

     Schedule II-  Consolidated Valuation and
                   Qualifying Accounts                           69



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



/s/Joseph W. Marshall                  /s/J. LaMont Keen
Joseph W. Marshall                     J. LaMont Keen
Chairman and Chief Executive Officer   Vice President,Chief Financial Officer
                                       and Treasurer


IDAHO POWER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS

                                                    December 31,
                                            1996        1995       1994
                                               (Thousands of Dollars)

ELECTRIC PLANT:
   In service (at original cost)         $2,537,565  $2,481,830  $2,383,898
   Accumulated provision for depreciation  (886,885)   (830,615)   (775,033)
     In service - Net                     1,650,680   1,651,215   1,608,865
   Construction work in progress             42,178      20,564      46,628
   Held for future use                        1,773       1,106       1,150

      Electric plant - Net                1,694,631   1,672,885   1,656,643

INVESTMENTS AND OTHER PROPERTY               36,502      16,826      18,034

CURRENT ASSETS:
   Cash and cash equivalents                  7,928       8,468       7,748
   Receivables:
    Customer                                 34,962      33,357      31,889
     Allowance for uncollectible accounts    (1,394)     (1,397)     (1,377)
     Notes                                    5,104       5,134       4,962
     Employee notes receivable                4,486       4,648       5,444
     Other                                    8,489      10,771       4,316
   Accrued unbilled revenues                 27,709      25,025      29,115
   Materials and supplies (at average cost)  24,639      25,937      24,141
   Fuel stock (at average cost)              11,631      13,063      11,310
   Prepayments                               16,165      20,778      21,398
   Regulatory assets associated
    with income taxes                         4,397       5,777       5,674

      Total current assets                  144,116     151,561     144,620

DEFERRED DEBITS:
   American Falls and Milner water rights    32,260      32,440      32,605
   Company-owned life insurance              57,291      56,066      49,510
   Regulatory assets associated
    with income taxes                       196,696     200,379     179,311
   Regulatory assets - other                 89,507      68,348      67,713
   Other                                     44,334      43,248      43,380

      Total deferred debits                 420,088     400,481     372,519

      TOTAL                              $2,295,337  $2,241,753  $2,191,816

The accompanying notes are an integral part of these statements.



IDAHO POWER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES

                                                   December 31,
                                          1996        1995        1994
                                            (Thousands of Dollars)
CAPITALIZATION:
   Common stock equity:
     Common stock - $2.50 par value
      (shares authorized 50,000,000
       shares outstanding-37,612,351) $   94,031  $   94,031  $   94,031
     Premium on capital stock            362,297     363,044     363,063
     Capital stock expense                (3,842)     (4,127)     (4,132)
     Retained earnings                   242,088     229,827     220,838

      Total common stock equity          694,574     682,775     673,800
   Preferred stock                       106,975     132,181     132,456
   Long-term debt                        738,550     672,618     693,206

      Total capitalization             1,540,099   1,487,574   1,499,462

CURRENT LIABILITIES:
   Long-term debt due within one year         71      20,517         517
   Notes payable                          54,016      53,020      55,000
   Accounts payable                       36,370      40,483      32,063
   Taxes accrued                          17,304      15,409      16,394
   Interest accrued                       15,886      14,785      14,755
   Deferred income taxes                   4,397       5,777       5,674
   Other                                  12,439      12,867      12,574

      Total current liabilities          140,483     162,858     136,977

DEFERRED CREDITS:
 Regulatory liabilities associated
  with deferred investment tax credits    71,283      70,507      71,593
Deferred income taxes                    411,890     408,394     375,252
   Regulatory liabilities
    associated with income taxes          35,028      34,554      35,090
   Regulatory liabilities - other            616         789         626
   Other                                  95,938      77,077      72,816

      Total deferred credits             614,755     591,321     555,377

COMMITMENTS AND CONTINGENT
  LIABILITIES (Note 8)

      TOTAL                           $2,295,337  $2,241,753  $2,191,816

The accompanying notes are an integral part of these statements.




IDAHO POWER COMPANY
CONSOLIDATED STATEMENTS OF INCOME

                                           Year Ended December 31,
                                     1996           1995           1994
                                            (Thousands of Dollars)

REVENUES                           $578,445       $545,621       $543,658

EXPENSES:
   Operation:
     Purchased power                 69,038         54,586         60,216
     Fuel expense                    63,334         54,691         94,888
     Power cost adjustment           (6,859)         7,292        (12,076)
     Other                          132,667        126,714        123,328
     Maintenance                     42,731         35,953         43,490
     Depreciation                    69,705         67,415         60,202
     Taxes other than income taxes   20,658         22,979         23,945
     Total expenses                 391,274        369,630        393,993

INCOME FROM OPERATIONS              187,171        175,991        149,665

OTHER INCOME:
   Allowance for equity funds used
    during construction                  46            (16)         1,680
   Other - Net                       12,488         14,372         10,480
      Total other income             12,534         14,356         12,160

INTEREST CHARGES:
   Interest on long-term debt        52,165         51,147         51,172
   Other interest                     5,183          5,309          3,261
      Total interest charges         57,348         56,456         54,433
   Allowance for borrowed funds
    used during construction           (353)        (1,442)        (1,781)
      Net interest charges           56,995         55,014         52,652

INCOME BEFORE INCOME TAXES          142,710        135,333        109,173

INCOME TAXES                         52,092         48,412         34,243

NET INCOME                           90,618         86,921         74,930
   Dividends on preferred stock       7,463          7,991          7,398

EARNINGS ON COMMON STOCK            $83,155        $78,930        $67,532

AVERAGE COMMON SHARES
   OUTSTANDING (000)                 37,612         37,612         37,499

EARNINGS PER SHARE OF
   COMMON STOCK                     $  2.21        $  2.10        $  1.80

The accompanying notes are an integral part of these statements.



IDAHO POWER COMPANY
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                    Year Ended December 31,
                                   1996       1995       1994
                                     (Thousands of Dollars)

RETAINED EARNINGS
  Beginning of year              $229,827   $220,838   $222,900

NET INCOME                         90,618     86,921     74,930

   Total                          320,445    307,759    297,830

DIVIDENDS:
   Preferred stock                  7,463      7,991      7,398
   Common stock (per share:
    1996 - 1994 - $1.86            69,924     69,941     69,594

      Total dividends              77,387     77,932     76,992

PREFERRED STOCK REDEMPTION           970         -          -

RETAINED EARNINGS
   End of year                   $242,088   $229,827   $220,838

The accompanying notes are an integral part of these statements.


IDAHO POWER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                  December 31,
                                      1996    %      1995    %      1994    %
                                             (Thousands of Dollars)
COMMON STOCK EQUITY:
   Common stock                   $   94,031     $   94,031     $   94,031
   Premium on capital stock          362,297        363,044        363,063
   Capital stock expense              (3,842)        (4,127)        (4,132)
   Retained earnings                 242,088        229,827        220,838
      Total common stock equity      694,574  45    682,775   46   673,800  45

PREFERRED STOCK:
   4% preferred stock                 16,975         17,181         17,456
   7.68% Series, serial
    preferred stock                   15,000         15,000         15,000
   8.375% Series, serial
    preferred stock                     -            25,000         25,000
   7.07% Series, serial
    preferred stock                   25,000         25,000         25,000
   Auction rate preferred stock       50,000         50,000         50,000
      Total preferred stock          106,975   7    132,181    9   132,456   9

   First mortgage bonds:
     5 1/4 % Series due 1996            -             20,000         20,000
     5.33  % Series due 1998          30,000          30,000         30,000
     8.65  % Series due 2000          80,000          80,000         80,000
     6.93  % Series due 2001          30,000            -              -
     6.85  % Series due 2002          27,000            -              -
     6.40  % Series due 2003          80,000          80,000         80,000
     8     % Series due 2004          50,000          50,000         50,000
     9.50  % Series due 2021          75,000          75,000         75,000
     7.50  % Series due 2023          80,000          80,000         80,000
     8 3/4 % Series due 2027          50,000          50,000         50,000
     9.52  % Series due 2031          25,000          25,000         25,000
       Total first mortgage bonds    527,000         490,000        490,000
   Amount due within one year           -            (20,000)          -
      Net first mortgage bonds       527,000         470,000        490,000
   Pollution control revenue bonds:
     5.90  % Series due 2003            -             24,200         24,650
     6.0   % Series due 2007            -             24,000         24,000
     7 1/4 % Series due 2008           4,360           4,360          4,360
     7 5/8 % Series 1083-1984
       due 2013-2014                    -             68,100         68,100
     8.30  % Series 1984 due 2014     49,800          49,800         49,800
     6.05  % Series 1996A due 2026    68,100            -              -
     Variable rate Series
       1996B due 2026                 24,200            -              -
     Variable rate Series
       1996C due 2026                 24,000            -              -
      Total pollution control
       revenue bonds                 170,460         170,460        170,910
   Amount due within one year           -               (450)          (450)
      Net pollution control
       revenue bonds                 170,460         170,010        170,460
   REA notes                           1,632           1,700          1,768
   Amount due within one year            (71)            (67)           (67)
   Net REA notes                       1,561           1,633          1,701
   Subsidiary debt                     9,000            -               -
   American Falls bond guarantee      20,560          20,740         20,905
   Milner Dam note guarantee          11,700          11,700         11,700
   Unamortized premium/discount-Net   (1,731)         (1,465)        (1,560)
      Total long-term debt           738,550  48     672,618  45    693,206 46

TOTAL CAPITALIZATION              $1,540,099 100  $1,487,574 100 $1,499,462 100

The accompanying notes are an integral part of these statements.



IDAHO POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       Year Ended December 31,
                                    1996        1995         1994
                                       (Thousands of Dollars)
OPERATING ACTIVITIES:
   Cash received from operations:
     Retail revenues               $490,504    $468,821     $457,202
     Wholesale revenues              66,551      59,260       62,110
     Other revenues                  24,469      22,825       23,711
   Fuel paid                        (59,798)    (61,741)     (94,530)
   Purchased power paid             (70,302)    (52,526)     (62,592)
   Other operation & maintenance   (177,055)   (154,209)    (171,774)
   Interest paid (include long and
    short-term debt only)           (53,273)    (54,303)     (52,376)
   Income taxes paid                (45,050)    (40,402)     (16,518)
   Taxes other than income taxes
    paid                            (23,455)    (22,939)     (21,698)
   Other operating cash receipts
    and payments-Net                 21,824       3,634        2,122
       Net cash provided by         174,415     168,420      125,657

FINANCING ACTIVITIES:
   First mortgage bonds issued       57,000        -            -
   PC bond fund requisitions/other
    long-term debt                  128,534        -            -
   Common stock issued                 -           -          13,402
   Short-term borrowings-Net          1,000      (2,000)      51,000
   Long-term debt retirement       (140,069)       (519)        (466)
   Preferred stock retirement       (26,530)       (151)        (166)
   Dividends on preferred stock      (7,850)     (7,888)      (7,565)
   Dividends on common stock        (69,923)    (69,967)     (69,594)
   Other sources/uses                (4,144)       (781)        -
       Net cash - financing
        activities                  (61,982)    (81,306)     (13,389)

INVESTING ACTIVITIES:
   Additions to utility plant       (93,645)    (83,965)    (110,523)
   Conservation                      (3,839)     (5,688)      (6,830)
   Increase in investments          (20,153)       -            -
   Other                              4,664       3,259        4,605
       Net cash - investing
        activities                 (112,973)    (86,394)    (112,748)
   Change in cash and cash
    equivalents                        (540)        720         (480)
   Cash and cash equivalents
    beginning of year                 8,468       7,748        8,228
       Cash and cash equivalents
        end of year                   7,928       8,468        7,748

RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY OPERATING
ACTIVITIES:
   Net income                     $ 90,618     $ 86,921     $ 74,930
   Adjustments to reconcile net
    income to net cash:
     Depreciation                   69,705       67,415       60,202
     Deferred income taxes           7,201       11,698       14,265
     Investment tax credit - Net       776       (1,086)      (1,064)
     Allowance for funds used
      during construction             (399)      (1,425)      (3,461)
     Postretirement benefits funding
      (excl pensions)                1,340       (2,857)      (5,182)
     Changes in operating assets
       and liabilities:
      Accounts receivable            3,079        5,285         (635)
      Fuel inventory                 3,535       (7,050)         358
      Accounts payable              (1,264)       2,061       (2,376)
      Taxes payable                 (3,696)      (2,519)       7,296
      Interest payable               3,870        2,100        1,656
     Other - Net                      (350)       7,877      (20,332)
      Net cash provided by
       operating activities       $174,415     $168,420     $125,657

The accompanying notes are an integral part of these statements.



IDAHO POWER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its six wholly-owned subsidiaries, Idaho Energy Resources Co. (IERCo), Ida-West Energy Company (Ida-West), IDACORP, Inc., Idaho Utility Products Company (IUPCo), Stellar Dynamics, Inc. (Stellar), and Idaho
Power Resources Corporation (IPRC). All significant intercompany transactions and balances have been eliminated in consolidation. Investments in business entities in which the Company and its subsidiaries do not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method.

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

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFDC) - The allowance, a non-cash item, represents the composite interest costs of debt, shown as a reduction to interest charges, and a return on equity funds, shown as an addition to other income, used to finance construction. While cash is not realized currently from such allowance, it is realized under the rate making process over the service life of the related property through increased revenues resulting from higher rate base and higher depreciation expense. Based on the uniform formula adopted by the FERC, the Company's weighted average monthly AFDC rates for 1996, 1995 and 1994 were 6.1 percent, 6.1 percent and 8.2 percent, respectively.

REVENUES - In order to match revenues with associated expenses, the Company accrues unbilled revenues for electric services delivered to customers but not yet billed at month-end.

In 1996, under terms and conditions of the Regulatory Settlement with the Idaho Public Utilities Commission (IPUC) , the Company set aside approximately $4.9 million of revenues for the benefit of its Idaho customers. Under the Settlement, when the Company's actual earnings in a given year exceeds an 11.75 percent return on year-end common equity, the Company will refund 50 percent of the excess.

POWER COST ADJUSTMENT - The Company has in place, in its Idaho jurisdiction, a Power Cost Adjustment (PCA) mechanism which provides for Idaho's retail customer rates to be based on forecasted net power supply costs. Deviations from forecasted costs are deferred with interest and then adjusted (trued-up) in the subsequent year.

DEPRECIATION - All electric plant is depreciated using the straight-line method. Annual depreciation provisions as a percent of average depreciable electric plant in service approximated
2.89 percent in 1996, 2.90 percent in 1995 and 2.93 percent in 1994 and are considered adequate to amortize the original cost over the estimated service lives of the properties.

INCOME TAXES - The Company follows the liability method of computing deferred taxes on all temporary differences between book and tax basis of assets and liabilities and adjusts deferred tax assets and liabilities for enacted changes in tax laws or rates. Consistent with orders and directives of the IPUC the regulatory authority having principal jurisdiction, deferred income taxes (commonly referred to as normalized accounting) are provided for the difference between income tax depreciation and straight-line depreciation on coal-fired generation facilities and properties acquired after 1980. On other facilities, deferred income taxes are provided for the difference between accelerated income tax depreciation and straight-line depreciation using tax guideline lives on assets acquired prior to 1981. Deferred income taxes are not provided for those income tax timing differences where the prescribed regulatory accounting methods do not provide for current recovery in rates. Regulated enterprises are required to recognize such adjustments as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers in future rates (see Note 2).

The state of Idaho allows a three percent investment tax credit
(ITC) upon certain qualifying plant additions. ITC earned on regulated assets are deferred and amortized to income over the estimated service lives of the related properties. Credits earned on non-regulated assets or investments are recognized in the year earned.

In 1995, the Company received an accounting order from the IPUC approving acceleration of amortization of up to $30.0 million of regulatory liabilities associated with deferred ITC to non-operating income. The Internal Revenue Service and the Idaho State Tax Commission have both approved the application. Acceleration of ITC amortization is to be utilized until the actual return on year-end common equity is 11.5 percent. No accelerated ITC was recognized in 1995 or 1996.

CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and highly liquid temporary investments with original maturity dates of three months or less.

MANAGEMENT ESTIMATES - The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REGULATION OF UTILITY OPERATIONS - Electric utilities have historically been recognized as natural monopolies and have operated in a highly regulated environment in which they have an obligation to provide electric service to their customers in return for an exclusive franchise within their service territory with an opportunity to earn a regulated rate of return. This regulatory environment is changing. The generation sector has experienced competition from non-utility power producers, and the FERC is requiring utilities, including the Company, to provide wholesale open-access transmission service to others and may order electric utilities to enlarge their transmission systems to facilitate transmission services.

Some state regulatory authorities are in the process of changing utility regulations in response to federal and state statutory changes and evolving competitive markets. The Company believes that these statutory and conforming regulations may result in increased wholesale competition. However, due to the company's low cost structure, increased wholesale competition is not expected to adversely affect it in the near term and may favorably impact it in the long term. The Company is unable to predict what financial impact or effect the adoption of any such legislation would have on its operations.

The Company follows Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation", and its financial statements reflect the effects of the different rate making principles followed by the various jurisdictions regulating the Company. Pursuant to SFAS No. 71 the Company capitalizes, as deferred regulatory assets, incurred costs which are expected to be recovered in future utility rates. The Company also records as deferred regulatory liabilities the current recovery in utility rates of costs which are expected to be paid in the future.

The following is a breakdown of regulatory assets and liabilities for the years 1996, 1995 and 1994:

                               1996             1995             1994
                          Assets   Liab.   Assets   Liab.   Assets   Liab.
                                        (Millions of Dollars)
Income taxes              $201.1   $35.0   $206.2   $ 34.6  $185.0   $35.1
Conservation                40.3             36.3             29.7
Employee benefits            7.4              8.3              9.5
PCA deferral and
amortizatioin                9.6              2.1              9.1
Other                       32.2     0.6     21.6      0.7    19.4     0.6
Accumulated deferred
  Investment tax credits            71.3              70.5            71.6
Total                     $290.6  $106.9   $274.5   $105.8  $252.7  $107.3

At December 31, 1996, the Company had $22.6 million of regulatory assets that were not earning a return on investment excluding the $201.1 million that relates to income taxes.

In the event that recovery of cost through rates becomes unlikely or uncertain, SFAS No. 71 would no longer apply. If the Company were to discontinue application of SFAS No. 71 for some or all of its operations, then these items may represent stranded investments. Certain regulators are currently reviewing ways to allow the electric utilities to recover these investments in the event the customers are allowed to choose their energy supplier. However, if the Company is not allowed recovery of these investments, it would be required to write off the applicable portion of regulatory assets and the financial effects could be significant.

DERIVATIVES - The Company has a policy which allows for the use of financial instruments such as commodity futures, options and swaps as a means of hedging against the risks associated with price fluctuations in the electricity market. At December 31, 1996, the Company's hedging transactions did not have a material effect on its financial statements.

OTHER ACCOUNTING POLICIES - Debt discount, expense and premium are being amortized over the terms of the respective debt issues.

RECLASSIFICATIONS - Certain items previously reported for years prior to 1996 have been reclassified to conform with the current year' s presentation. Net income was not affected by these reclassifications.

2.  INCOME TAXES:
A reconciliation between the statutory
federal income tax                      1996       1995       1994
rate and the effective rate is as
follows:                                  (Thousands of Dollars)
   Computed income taxes based on
statutory federal income tax rate       $ 49,949   $ 47,367   $ 38,210
   Change in taxes resulting from:
     AFDC                                   (140)      (504)    (1,211)
     Investment tax credits               (2,835)    (2,837)    (3,351)
     Repair allowance                     (2,800)    (3,150)    (1,575)
     Elimination of amounts provided
      in prior years                         (16)    (1,963)    (2,607)
     Current state income taxes            2,823      3,275      1,496
     Depreciation                          5,945      5,493      2,812
     Affordable housing tax credits       (1,777)       -          -
     Other                                   943        731        469
   Total provision for federal and
     state income taxes                 $ 52,092   $ 48,412   $ 34,243
   Effective tax rate                       36.5%      35.8%      31.4%
The provision for income taxes
consists of the following:
   Income taxes currently payable:
     Federal                            $40,379    $33,456    $19,617
     State                                3,746      4,503      1,425
      Total                              44,125     37,959     21,042
   Income taxes deferred - Net of
     amortization:
     Federal                              6,877     10,904     12,595
     State                                  314        635      1,670
      Total                               7,191     11,539     14,265
   Investment and other tax credits:
     Deferred                             3,611      1,751      1,643
     Restored                            (2,835)    (2,837)    (2,707)
      Total                                 776     (1,086)    (1,064)
   Total provision for income taxes    $ 52,092   $ 48,412   $ 34,243
The tax effects of significant items
  comprising the Company's net deferred
  tax liability are as follows:
   Deferred tax assets:
     Regulatory liability              $ 35,028   $ 34,554   $ 35,090
     Advances for construction           17,736     14,823     10,542
     Other                               13,550     10,498      6,387
      Total                              66,314     59,875     52,019
   Deferred tax liabilities:
     Property, plant and equipment      245,652    237,655    225,444
     Regulatory asset                   201,093    206,156    184,985
     Investment tax credit               71,283     70,507     71,593
     Conservation programs               13,720     11,746      4,704
     Other                               22,136     18,489     17,812
      Total                             553,884    544,553    504,538
   Net deferred tax liabilities        $487,570   $484,678   $452,519

The Company has settled Federal and Idaho tax liabilities on all open years through the 1992 tax year except for amounts related to a partnership which, in management's opinion, have been adequately accrued.

3.  COMMON STOCK:
Changes in shares of the common stock of the Company for 1996, 1995 and 1994 were as follows:

                                     Common Stock
                                                             Premium on
                                                  $2.50      Capital
                                   Shares        Par Value   Stock
                                                 (Thousands of Dollars)

Balance at December 31, 1993       37,085,055    $92,713     $350,882
  Gain on reacquired 4%
   preferred stock                     -            -             126
  Stock purchase plans                527,296      1,318       12,055
Balance at December 31, 1994       37,612,351     94,031      363,063
  Gain on reacquired 4%
   preferred stock                     -            -             117
  Restricted stock plans               -            -            (136)
Balance at December 31, 1995       37,612,351     94,031      363,044
  Gain on reacquired 4%
   preferred stock                     -            -              83
  Restricted stock plans               -            -            (102)
  Preferred stock redemption           -            -            (728)
Balance at December 31, 1996       37,612,351    $94,031     $362,297

During the period of January 1994 through May 1994, the Company issued 527,296 original issue shares of common stock for its Dividend Reinvestment and Stock Purchase Plan and the Employee
Savings Plan.

As of December 31, 1996, the Company had 2,791,321 of its authorized but unissued shares of common stock reserved for future issuance under its Dividend Reinvestment and Stock
Purchase Plan and Employee Savings Plan.

The Company has a Shareowner Rights Plan (Plan) designed to ensure that all shareholders receive fair and equal treatment in the event of any proposal to acquire control of the Company. Under the Plan, the Company declared a distribution of one Preferred Stock Right (Right) for each of the Company's outstanding Common shares held on January 29, 1990 or issued thereafter. The Rights are currently not exercisable and will be exercisable only if a person or group (Acquiring Person) either acquires ownership of 20 percent or more of the Company's Voting Stock or commences a tender offer that would result in ownership of 20 percent or more. The Company may redeem the Rights at a price of $0.01 per Right anytime prior to acquisition by an Acquiring Person of a 20 percent position.

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

4.  PREFERRED STOCK:
The number of shares of preferred stock outstanding at December
31, 1996, 1995 and 1994 were as follows:
                                   Shares Outstanding at       Call Price
                                     December 31,
                                  1996      1995      1994      Per Share
Preferred stock:
 Cumulative, $100 par value:

  4% preferred stock
   (authorized 215,000 shares)    169,753   171,813   174,556   $104.00

  Serial preferred stock, 7.68%
    Series (authorized
    150,000 shares)               150,000   150,000   150,000   $102.97

 Serial preferred stock,
   cumulative, without
   par value; total of
   3,000,000 shares authorized:

  8.375% Series, $100 stated value
   (authorized 250,000 shares)       -      250,000   250,000

  7.07% Series, $100 stated
   value, authorized 250,000
    shares)(a)                    250,000   250,000   250,000   $103.535 to
                                                                  $100.354

  Auction rate preferred
   stock, $100,000 stated
   value, (authorized 500
   shares)(b)                         500       500       500   $100,000.00

   Total                          570,253   822,313   825,056

(a)   The preferred stock is not redeemable prior to July 1, 2003.
(b) Dividend rate at December 31, 1996 was 4.05% and ranged between 4.00% and 4.31% during the year.

During 1996, 1995 and 1994 the Company reacquired and retired 2,060; 2,743; and 2,950 shares of 4% preferred stock resulting in a net addition to premium on capital stock of $82,900, $117,346, and $126,066 respectively. As of December 31, 1996 the overall effective cost of all outstanding preferred stock was 5.54 percent.

On November 7, 1996, the Company redeemed the $25,000,000 principal amount of 8.375% Series, serial preferred stock with par value, ($100 stated value) from proceeds of the issuance of $27,000,000 principal amount of secured medium term notes, Series B, 6.85%, Due 2002. The total cost was $26,395,000 which includes a premium of $1,395,000. The redemption premium plus the initial issuance expense of $303,547, was charged $728,541 to premium on capital stock and $970,006 to retained earnings.


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

First mortgage bonds maturing during the five-year period ending 2001 are $30,000,000 in 1998, $80,000,000 in 2000 and $30,000,000
in 2001. On July 29, 1996, the Company issued $30,000,000 principal amount of Secured Medium Term Notes, Series B, 6.93% Series Due 2001. The net proceeds were used for repayment of commercial paper issued in connection with the Company's ongoing construction program. On October 2, 1996, $27,000,000 principal amount of Secured Medium Term Notes, Series B, 6.85% Due 2002 were issued with net proceeds from this sale used to redeem the Company's 250,000 shares of 8.375% Series, Serial Preferred Stock, Without Par Value.

On August 29, 1996, tax exempt Pollution Control Revenue Refunding Bonds were issued in principal amount of $68,100,000 Series 1996A, $24,200,000 Series 1996B and $24,000,000 Series
1996C. The proceeds were used to retire the $24,200,000 Pollution Control Revenue Bonds due 2003, $24,000,000 Pollution Control Revenue Bonds due 2007 and the $68,100,000 Pollution Control Revenue Bonds due 2013-2014. At December 31, 1996, 1995 and 1994, the overall effective cost of all outstanding first mortgage bonds and pollution control revenue bonds was 7.73 percent, 8.02 percent and 8.02 percent, respectively.


6.  FINANCIAL INSTRUMENTS:
Fair Value - The estimated fair value of the Company's financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and cash equivalents, customer and other receivables, notes payable, accounts payable, interest accrued, and taxes accrued are reported at their carrying value as these are a reasonable estimate of their fair value. The total estimated fair value of long-term debt was approximately $773,760,000 for 1996, $731,168,000 for 1995 and $682,647,000 for 1994. The estimated fair values for long-term debt are based upon quoted market prices of the same or similar issues.


7.  NOTES PAYABLE:
At January 1, 1997, the Company had regulatory authority to incur up to $200,000,000 of short-term indebtedness. On December 19, 1996, the Company replaced its committed lines of credit arrangements with a $120,000,000 multi-year revolving credit facility, which will expire on December 19, 2001. Under this facility the Company will pay a facility fee on the commitment, quarterly in arrears, based on the Company's First Mortgage Bond rating. Commercial paper may be issued in an amount not to exceed 25 percent of revenues for the latest twelve-month period subject to the $200,000,000 maximum described above and are supported by bank lines of credit of an equal amount.

Balances and interest rates of short-term borrowings were as follows:

                                        Year Ended December
                                               31,
                                      1996      1995      1994
                                      (Thousands of Dollars)

Balance at end of year                $54,016      $53,020      $55,000
Effective annual interest rate
 at end of year                           5.7%         6.0%         6.1%



8.  COMMITMENTS AND CONTINGENT LIABILITIES:
Commitments under contracts and purchase orders relating to the Company's program for construction and operation of facilities amounted to approximately $2.2 million at December 31, 1996. The commitments are generally revocable by the Company subject to reimbursement of manufacturers' expenditures incurred and/or other termination charges.

The Company is currently purchasing energy from 67 on-line cogeneration and small power production facilities with contracts ranging from 1 to 32 years. Under these contracts the Company is required to purchase all of the output from these facilities. During the fiscal year ended December 31, 1996, the Company purchased 776,368 (MWH) at a cost of $43.7 million.

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


9.  BENEFIT PLANS:
Incentive Plans - The Company implemented two annual incentive plans effective January 1, 1995. The Executive Annual Incentive Plan and the Employee Incentive Plan tie a portion of each employee's compensation to achieving annual operational and financial goals. The plans share common goals designed to promote safety, control capital expenditures, control operation and maintenance expenses and increase annual earnings per share. For the years 1996 and 1995 total incentive for the plans was $2,467,334 and $2,898,785, respectively.

Restricted Stock Plan - The 1994 Restricted Stock Plan ("Plan")
approved by shareholders at the May 1994 Annual Meeting was
implemented January 1, 1995 as an equity-based long-term
incentive plan. The performance-based grant approach and
administrative guidelines for the Plan were developed by the
Compensation Committee of the Board of Directors ("Committee")
during 1994. At December 31, 1996, there were 370,000 shares of common stock reserved for the Plan.  Grants are offered to all
officers.   The Committee has selected a three-year restricted
period for each grant. A new grant can be offered in each succeeding year with a single financial performance goal of Cumulative Earnings Per Share ("CEPS"). Final award amounts will depend on the attainment by the Company of the CEPS performance goal established by the Committee and may be prorated in the event of death, disability or retirement of an officer based on the number of whole months of service the officer completes during the Restricted Period. Upon the officer's termination of employment during the Restricted Period for any other reason, all such shares will be forfeited by the officer to the Trustee.
Effective January 1, 1997, certain senior managers of the Company have become participants in the Plan.

Restricted stock awards are compensatory awards and the Company accrues compensation expenses (which are charged to operations) based upon the market value of the granted shares.

For the years 1996 and 1995, total compensation for the plan was $184,153 and $91,200, respectively.

The following table shows the cumulative amount of grants offered by the Company for the years 1996 and 1995:

Balance of shares outstanding at January 1, 1995         -
   Granted in 1995                                   9,480
   Forfeited in 1995                                  (360)
Balance at December 31, 1995                         9,120
   Granted in 1996                                   9,740
   Forfeited in 1996                                  (720)
Balance at December 31, 1996                        18,140

At December 31, 1996, no shares were vested under the plan.

Pension Plan - The Company maintains a trusteed noncontributory defined benefit pension plan for all employees who work 1,000 hours or more during a calendar year. The benefits under the plan are based on years of service and the employee's final average earnings. The Company's policy is to fund with an independent corporate trustee at least the minimum required under the Employee Retirement Income Security Act of 1974 but not more than the maximum amount deductible for income tax purposes. The Company was not required to contribute to the plan in 1996, but funded $5.9 million in 1995 and $5.5 million in 1994. The plan's assets held by the trustee consist primarily of listed stocks (both U.S. and foreign), fixed income securities and investment grade real estate.

Deferred Compensation Plan - The Company has a nonqualified, deferred compensation plan for certain senior management employees and directors (Security Plan) that provides for supplemental retirement and death benefit payments to the participant and his or her family. The plan is being financed by life insurance policies, of which the Company is the beneficiary, with premiums being paid by the Company. These policies have accumulated cash values in excess of the projected benefit obligation and do not qualify as plan assets in the actuarial computation of the funded status. Based upon SFAS No. 87, "Employers' Accounting for Pensions", the Company has recorded a net liability of $21.8 million as of December 31, 1996.

The following tables set forth the amounts recognized in the Company's financial statements and the funded status of both plans in accordance with accounting standard SFAS No. 87.

Plan Costs for the Year            1996     1995    1994
Pension plan:                       (Thousands of Dollars)
 Service cost                     $ 6,273    $ 5,167    $ 6,049
 Interest cost                     13,647     12,998     12,263
 Actual return on plan assets     (30,214)   (45,990)       312
 Deferred gain (loss) on plan      12,230     31,489    (15,584)
  Net cost                        $ 1,936    $ 3,664    $ 3,040
 Approximate percentage
  included in operating expenses       67%        65%        67%
Net deferred compensation plan
 costs charged to other income
 (including life insurance and
 SFAS No. 87 liability
 accrual)(a)                      $   794    $    37    $   508

(a) These charges to the Income Statement have been reduced by gains from the Company-owned life insurance of $1,697; $2,320 and $2,724, for 1996, 1995 and 1994, respectively.

Funded status and significant assumptions as of December 31:

                             Pension Plan         Deferred Compensation Plan
                     1996      1995      1994      1996      1995      1994
                                     (Thousands of Dollars)
Actuarial present
value of benefit
obligations:
 Vested benefit
  obligation         $155,343  $145,334  $128,162  $21,840   $21,530   $19,148
 Accumulated benefit
  obligation          158,349   150,688   132,766   21,840    21,530    19,148

 Projected benefit
  obligation         $202,049  $193,133  $167,103  $22,370   $22,111   $19,681
Plan assets at fair
 value                230,479   204,760   165,839      -         -         -
Plan assets in
 excess of (or less
 than) projected
 benefit obligation    28,430    11,627   (1,264)  (22,370)  (22,111)   (19,681)

Unrecognized net
 (gain) loss from past
 experience different
 from that assumed    (20,995)   (8,341)   6,040     4,376     4,389      2,173

Unrecognized prior
 service cost           5,517     5,941    6,365    (2,762)   (3,097)    (3,516)

Unrecognized net
 (asset) obligation
 existing at date of
 initial adoption
 (19.5 years straight-
 line amortization)    (2,230)   (2,493)  (2,756)    5,214     5,827      6,440
Minimum liability
 adjustment               -         -        -      (6,298)   (6,538)    (4,564)
Net asset (liability)
 included in the
 balance sheet       $ 10,722  $  6,734  $ 8,385  $(21,840) $(21,530)  $(19,148)

Discount rate to
 compute projected
 benefit obligation      7.35%     7.25%     8.0%     7.35%     7.25%       8.0%
Rate for future
 compensation
 increases                4.5       4.5      4.5       4.5       4.5        4.5
Expected long-term
 rate of return on
 plan assets              9.0       9.0      9.0        -         -          -

Supplemental Employee Retirement Plan (SERP) - The Company has a nonqualified SERP that provides benefits in excess of Internal
Revenue Service limits (Section 401 (a) (17) of the Internal
Revenue Code) for highly paid individuals. The projected benefit obligation of this plan was $1,752,000, $1,581,000, and $857,000 at
December 31, 1996, 1995 and 1994, respectively, with accrued pension costs of $918,000, $682,000, and $396,000. The Company's net periodic pension cost of this plan was $306,000, $184,000, and $125,000 for the same periods. During 1996, the SERP was merged with the Security Plan.

Savings Plan - The Company has an Employee Savings Plan whereby, for each $1 of employee contribution up to 6 percent of their base salary the Company will match 100 percent of the first 2 percent employee contribution and 50 percent of the next 4 percent employee contribution, all such amounts to be invested by a trustee in any or all of seven investment options. The Company's contribution amounted to $2,285,904 in 1996, $2,426,840 in 1995, and $2,410,200 in 1994.

Postretirement Benefits - The Company maintains a defined benefit postretirement plan (consisting of health care and life insurance) that covers all employees who were enrolled in the active group plan at the time of retirement, their spouses and qualifying dependents. The plan provides for payment of hospital services, physician services, prescription drugs, dental services and various other health services, some of which have annual or lifetime limits, after subtracting payments by Medicare or other providers and after a stated deductible and co-payments have been met. Participants become eligible for the benefits if they retire from the Company after reaching age 55 with 15 years of service or after 30 years of service. The plan is contributory with retiree contributions adjusted annually. For those retirees that were age 65 or older at December 31, 1992, the plan is noncontributory. The Company also provides life insurance of one times salary for pre-65 retirees and $20,000 for post-65 retirees with the retirees paying a portion of the cost.

The following tables set forth the amounts recognized in the Company's financial statements for year-end 1996, 1995 and 1994 and the funded status of the plan in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions", as of December 31:

                                         1996        1995         1994
Postretirement Benefit Cost:                 (Thousands of Dollars)
 Service Cost                          $    794     $    763     $    855
 Interest Cost                            3,172        3,571        3,334
 Actual return on plan assets            (1,410)      (1,116)      (1,114)
 Amortization of transition
  obligation (20-year amortization)       2,040        2,040        2,040
 Net amortization and deferral              (57)          -            -
 Regulatory assets                           -           506       (1,907)
 Voluntary severance program                 -            64           -
  Net cost                             $  4,539     $  5,828     $  3,208
Funded Status:
 Accumulated postretirement benefit
obligation (APBO)                      $(44,439)    $(48,928)    $(45,001)
 Plan assets at fair value               17,341       15,920       12,116
 APBO in excess of plan assets          (27,098)     (33,008)     (32,885)
 Unrecognized gain/losses                (5,478)         378          773
 Unrecognized transition obligation      32,640       34,680       36,720
 Prepaid postretirement benefit cost  $      64     $  2,050     $  4,608
Discount rate                              7.50%        7.50%        8.25%
Medical and dental inflation rate          6.75         6.75         7.25
Long-term plan assets expected return      9.0          9.0          9.0

A one percent change in the medical inflation rate would change the APBO by 7.2 percent and the post retirement expense for 1996 by 8.6 percent.

The Company has a retiree medical benefits funding program which consists of life insurance policies on active employees of which the Company is the beneficiary, and a qualified Voluntary Employees Beneficiary Association (VEBA) Trust. The net charge to other income for the life insurance policies was $1,390,800 in 1996, $1,754,300 in 1995 and $776,400 in 1994. The funding to the
VEBA was $0 in 1996, $916,200 in 1995, and $743,600 in 1994 and
recorded as a prepayment. The VEBA trust represents plan assets which are invested in variable life insurance policies, Trust Owned Life Insurance (TOLI), on active employees. Inside buildup in the TOLI policies is tax deferred and tax free if the policy proceeds are paid to the Trust as death benefits. The investment return assumption reflects an expectation that investment income in the VEBA will be substantially tax free.

Post-employment Retirement Benefits - The Company provides certain benefits to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement. The Company accrues for such post employment benefits. These benefits include salary continuation and related health care and life insurance for both long and short-term disability plans, workmen's compensation and health care for surviving spouse and dependent plan. The Company recognizes a deferred asset which represents future revenue expected to be realized at the time the post employment benefits are included in the Company's rates. The Company has recorded a liability of $4.1 million and a regulatory asset of $3.0 million which represents the costs associated with post employment benefits at December 31, 1996. The Company received an IPUC order authorizing the amortization of the regulatory asset over a 10-year period.


10.  ELECTRIC PLANT IN SERVICE AND JOINTLY-OWNED PROJECTS:
The following table sets out the major classifications of the Company's electric plant in service and accumulated provision for depreciation for the years 1996, 1995, and 1994.

                                       1996       1995     1994
                                       (Thousands of Dollars)
Electric Plant in Service:
   Production                         $1,323,090   $1,350,239   $1,303,572
   Transmission                          371,123      330,812      308,055
   Distribution                          688,232      648,549      625,149
   General and Other                     155,120      152,230      147,122
     Total in service                  2,537,565    2,481,830    2,383,898
     Less accumulated provision
      for depreciation                   886,885      830,615      775,033
     In service - Net                 $1,650,680   $1,651,215   $1,608,865

The Company is involved in the ownership and operation of three jointly-owned generating facilities. The Consolidated Statements of Income include the Company's proportionate share of direct operation and maintenance expenses applicable to the projects.

Each facility and extent of Company participation as of December
31, 1996 are as follows:

                                          Company Ownership
                                                Accumulated
                                    Electric    Provision
Name of Plant       Location        In Service  for Depreciation   %    MW
                                       (Thousands of Dollars)
Jim Bridger      Rock Springs, WY
 Units 1-4                          $382,135    $169,126          33    693
Boardman         Boardman, OR         60,780      28,028          10     53
Valmy Units 1    Winnemucca, NV
 and 2                               299,156     112,523          50    261

The Company's wholly-owned subsidiary, IERCo, is a joint venturer in Bridger Coal Company, which operates the mine supplying coal for the Jim Bridger steam generation plant. Coal purchased by the Company from the joint venture amounted to $34,974,000 in 1996, $44,278,000 in 1995, and $46,097,000 in 1994.

The Company has contracts to purchase the energy from five PURPA
Qualified Facilities which are 50 percent owned by Ida-West.
Power purchased from these facilities amounted to $8,953,000 in 1996, $8,696,000 in 1995, and $7,139,000 in 1994.


INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareowners of Idaho Power Company:

We have audited the accompanying consolidated financial statements of Idaho Power Company and its subsidiaries listed in the accompanying index to financial statements and financial statement schedule at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Idaho Power Company and subsidiaries at December 31, 1996, 1995, and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

Portland, Oregon
January 31, 1997



IDAHO POWER COMPANY
SUPPLEMENTAL FINANCIAL INFORMATION, UNAUDITED


QUARTERLY FINANCIAL DATA:
The following unaudited information is presented for each quarter of 1996, 1995 and 1994 (in thousands of dollars, except for per share amounts). In the opinion of the Company, all adjustments necessary for a fair statement of such amounts for such periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Accordingly, earnings information for any three-month period should not be considered as a basis for estimating operating results for a full fiscal year. Amounts are based upon quarterly statements and the sum of the quarters may not equal the annual amount reported.

                                       Quarter Ended
                           March 31  June 30  September December
                                                 30        31

1996
 Revenues                     $146,629   $140,384   $149,652   $141,781
 Income from operations         58,489     46,741     41,780     40,161
 Income taxes                   17,466     12,828     11,597     10,201
 Net income                     30,211     23,033     19,151     18,225
 Dividends on preferred stock    1,952      1,927      1,954      1,632
 Earnings on common stock       28,259     21,106     17,197     16,593
 Earnings per share of
  common stock                    0.75       0.56       0.45       0.44

1995
 Revenues                      131,336    130,254    148,726    135,306
 Income from operations         46,552     38,681     45,637     45,122
 Income taxes                   14,234     10,951     12,442     10,786
 Net income                     20,727     17,588     23,771     24,833
 Dividends on preferred stock    2,026      2,006      1,976      1,982
 Earnings on common stock       18,701     15,582     21,795     22,851
 Earnings per share of
  common stock                    0.50       0.41       0.58       0.61

1994
 Revenues                      128,810    128,541    151,031    135,277
 Income from operations         37,408     33,984     33,609     44,663
 Income taxes                    9,406      6,554      8,150     10,133
 Net income                     18,260     17,030     16,289     23,351
 Dividends on preferred stock    1,789      1,819      1,862      1,928
 Earnings on common stock       16,471     15,211     14,427     21,423
 Earnings per share of
  common stock                    0.44       0.41       0.38       0.57


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

(b) Reports on SEC Form 8-K. No reports on Form 8-K were filed during the three months ended December 31, 1996.

(c)   Exhibits.

*Previously Filed and Incorporated Herein by Reference

Exhibit   File Number   As Exhibit

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


Exhibit   File Number   As Exhibit

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

Exhibit     File Number   As Exhibit
*4(b) Instruments relating to American Falls bond guarantee. (see Exhibits 10(f) and 10(f)(i)).

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

Exhibit     File Number   As Exhibit

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

*10(i)(ii)  1-3198        10(i)(ii)   Third Restated and Amended Coal
            Form 10-Q                 Sales Agreement, dated January 1,
            for 3/31/96               1996, among Bridger Coal Company and
                                      PacifiCorp (dba Pacific Power &
                                      Light Company) and the Company.

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

Exhibit     File Number   As Exhibit

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

*10(n)(i)1   1-3198      10(n)(i)     The Revised Security Plans for
             Form 10-K                Senior Management Employees and for
             for 1994                 Directors-a non-qualified, deferred
                                      compensation plan effective November
                                      30, 1994.

*10(n)(ii)1  1-3198      10(n)(ii)    The Executive Annual Incentive Plan
             Form 10-K                for senior management employees
             for 1994                 effective January 1, 1995.

*10(n)(iii)1 1-3198      10(n)(iii)   The 1994 Restricted Stock Plan for
             Form 10-K                officers and key executives
             for 1994                 effective July 1, 1994.


10(n)(iv)1                            The Revised Security Plans for
                                      Senior Management Employees and for
                                      Directors-a non-qualified, deferred
                                      compensation plan effective August
                                      1, 1996.

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


Exhibit     File Number   As Exhibit

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

12                                    Statement Re:  Computation of Ratio
                                      of Earnings to Fixed Charges.

12(a) Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges.

12(b)                                 Statement Re:  Computation of Ratio
                                      of Earnings to Combined Fixed
                                      Charges and Preferred Dividend
                                      Requirements.

12(c) Statement Re: Computation of Supplemental Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements.

21                                    Subsidiaries of Registrant..

23                                    Independent Auditor's Consent

27                                    Financial Data Schedule


IDAHO POWER COMPANY
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 1996, 1995 and 1994

       Column A          Column B         Column C        Column D   Column E
                                          Additions
                                                 Charged
                         Balance at   Charged  (Credited)            Balance at
                         Beginning       to     to Other   Deduction  End of
     Classification      of Period    Income    Accounts      (1)     Period
                                 (Thousands of Dollars)
1996:
 Reserves Deducted
  From Applicable Assets:
   Reserve for
    uncollectible
    accounts             $1,397       $  -     $3,003(2)  $3,006     $1,394
  Other Reserves:
   Injuries and
    damages
    reserve              $1,500       $  -     $  -       $  -       $1,500
   Miscellaneous
    operating
    reserves             $1,143       $  829   $4,874     $  198     $6,648

1995:
 Reserves Deducted
  From Applicable Assets:
   Reserve for
    uncollectible
    accounts             $1,377      $  217     $2,927(2) $3,124     $1,397
  Other Reserves:
   Injuries and
    damages
    reserves             $1,500      $1,364     $  -      $1,364     $1,500
   Miscellaneous
    operating
    reserve              $  940      $  460     $ (176)   $   81     $1,143

1994:
 Reserves Deducted
  From Applicable Assets:
  Reserve for
   uncollectible
   accounts              $1,377      $1,360     $1,018(2) $2,378     $1,377
  Other Reserves:
   Injuries and
    damages
    reserve              $1,500      $1,804     $  -       $1,804    $1,500
   Miscellaneous
    operating
    reserves             $  748      $  429     $(156)     $   81    $  940


Notes: (1)  Represents deductions from the reserves for
            purposes for which the reserves were created.
       (2)  Represents collections of accounts previously written off.


SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     IDAHO POWER COMPANY
                                     (Registrant)

March 13, 1997                 By:   /s/Joseph W. Marshall
                                     Joseph W. Marshall
                                     Chairman of the Board and
                                     Chief Executive Officer and
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/Joseph W. Marshall        Chairman of the Board and    March 13, 1997
   Joseph W. Marshall           Chief Executive Officer
                                and Director

By:/s/Larry R. Gunnoe           President and Chief                 "
                                Operating
   Larry R. Gunnoe              Officer and Director

By:/s/J. LaMont Keen            Vice President, Chief Financial     "
   J. LaMont Keen               Officer and Treasurer
                                (Principal Financial and
                                Accounting Officer)

By:/s/Robert D. Bolinder        By:/s/Evelyn Loveless               "
   Robert D. Bolinder           Evelyn Loveless
   Director                     Director

By:/s/Roger L. Breezley         By:/s/Jon H. Miller                 "
   Roger L. Breezley            Jon H. Miller
   Director                     Director

By:/s/John B. Carley            By:/s/Peter S. O'Neill              "
   John B. Carley               Peter S. O'Neill
   Director                     Director

By:/s/Peter T. Johnson          By:/s/Gene C. Rose                 "
   Peter T. Johnson             Gene C. Rose
   Director                     Director

By:/s/Jack K. Lemley            By:/s/Phil Soulen                 "
   Jack K. Lemley               Phil Soulen
   Director                     Director



EXHIBIT INDEX

Exhibit                                                   Page
Number                                                    Number

10(n)(iv)      The Revised Security Plans
               for Senior Management
               Employees and for Directors-a               72
               non-qualified, deferred
               compensation plan effective
               August 1, 1996

12             Statement Re: Computation of
               Ratio of Earnings to Fixed                  139
               Charges

12(a)          Statement Re: Computation of
               Supplemental Ratio of                       140
               Earnings to Fixed Charges

12(b)          Statement Re: Computation of
               Ratio of Earnings to Combined
               Fixed Charges and Preferred                 141
               Dividend Requirements

12(c)          Statement Re: Computation of
               Supplemental Ratio of
               Earnings to Combined Fixed                  142
               Charges and Preferred
               Dividend Requirements.

21             Subsidiaries of Registrant                  143

23             Independent Auditors'                       144
               Consent.

27             Financial Data Schedule                     145