Form 10-Q
period 1997-03-31
IDAHO POWER CO
filed 1997-05-05
CIK 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1997

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

           Number of shares of Common Stock, $2.50 par value, outstanding as of April 30, 1997 is 37,612,351.



                          IDAHO POWER COMPANY

                                 Index



  Part I.  Financial Information:                              Page No

  Item 1.  Financial Statements

     Consolidated Statements of Income - Three Months,
     and Twelve Months Ended March 31, 1997 and 1996             3, 4

     Consolidated Balance Sheets - March 31, 1997
      and December 31, 1996                                      5, 6

     Consolidated Statements of Cash Flows -
      Three Months and Twelve Months Ended March 31, 1997
      and 1996                                                   7, 8

     Consolidated Statements of Capitalization -
      March 31, 1997 and December 31, 1996                       9

     Notes to Consolidated Financial Statements                  10 - 12

     Independent Accountants' Report                             13

  Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of Operations   14 - 21

  Part II.  Other Information:

  Item 1.  Legal Proceedings                                     22 - 23

  Item 6.  Exhibits and Reports on Form 8-K                      24 - 28

  Signatures                                                     29


    This Form 10-Q contains "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-
    looking   statements  should  be  read  with  the   cautionary
    statements and important factors included in this form 10-Q at
    Part  I,  Item  2.   Management's Discussion and  Analysis  of
    Financial  Condition  and  Results of  Operations  -  Forward-
    Looking  Information.   Forward-looking  statements  are   all
    statements other than statements of historical fact, including without limitation those that are identified by the use of the
    words   "anticipates,"   "estimates,"  "expects,"   "intends,"
    "plans," "predicts," and similar expressions.

                    PART I - FINANCIAL INFORMATION
                          IDAHO POWER COMPANY
                   CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Item 1. Financial Statements                    Three Months Ended
                                                    March 31,        Increase
                                                 1997      1996     (Decrease)
                                              (Thousands of dollars)
 REVENUES                                        $155,447  $146,629  $ 8,818

EXPENSES
 Operation:
   Purchased power                               19,559     8,215    11,344
   Fuel expense                                  14,485     8,532     5,953
   Power cost adjustment                         (1,244)    6,852    (8,096)
   Other                                         29,918    33,210    (3,292)
 Maintenance                                     10,303     8,806     1,497
 Depreciation                                    17,522    17,395       127
 Taxes other than income taxes                    5,831     5,130       701

      Total expenses                             96,374    88,140     8,234

INCOME FROM OPERATIONS                           59,073    58,489       584

OTHER INCOME:
 Allowance for equity funds used during
  construction                                       -        (2)         2
 Other - Net                                      3,389     3,342        47

      Total other income                          3,389     3,340        49

INTEREST CHARGES:
 Interest on long-term debt                      13,805    12,963       842
 Other interest                                   2,048     1,242       806

      Total interest charges                     15,853    14,205     1,648

 Allowance for borrowed funds used
  during construction                             (132)      (52)      (80)

      Net interest charges                       15,721    14,153     1,568

INCOME BEFORE INCOME TAXES                       46,741    47,676     (935)

INCOME TAXES                                     16,361    17,466   (1,105)

NET INCOME                                       30,380    30,210       170
 Dividends on preferred stock                     1,394     1,952     (558)

EARNINGS ON COMMON STOCK                        $28,986   $28,258   $   728

AVERAGE COMMON SHARES
 OUTSTANDING (000)                               37,612    37,612        -
Earnings per share of common stock              $  0.77   $  0.75   $   0.02
Dividends paid per share of common stock        $ 0.465   $ 0.465   $    -

The accompanying notes are an integral part of these statements.

                          IDAHO POWER COMPANY
                   CONSOLIDATED STATEMENTS OF INCOME
          FOR THE TWELVE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                Twelve Months Ended
                                                     March 31,
                                                                    Increase
                                                  1997      1996   (Decrease)
                                              (Thousands of Dollars)

REVENUES                                        $587,263  $560,915  $26,348

EXPENSES:
 Operation:
   Purchased power                               80,383    56,084    24,299
   Fuel expense                                  69,286    47,731    21,555
   Power cost adjustment                        (14,954)   15,849   (30,803)
   Other                                        129,375   127,502     1,873
 Maintenance                                     44,228    35,701     8,527
 Depreciation                                    69,832    68,136     1,696
 Taxes other than income taxes                   21,359    21,984     (625)

      Total expenses                            399,509   372,987    26,522

INCOME FROM OPERATIONS                          187,754   187,928     (174)

OTHER INCOME:
 Allowance for equity funds used during
  construction                                       48      (16)        64
 Other - Net                                     12,535    15,770   (3,235)

      Total other income                         12,583    15,754   (3,171)

INTEREST CHARGES:
 Interest on long-term debt                      53,008    51,320     1,688
 Other interest                                   5,989     5,278       711

      Total interest charges                     58,997    56,598     2,399

 Allowance for borrowed funds used
  during construction                             (434)     (964)       530

      Net interest charges                       58,563    55,634     2,929

INCOME BEFORE INCOME TAXES                      141,774   148,048   (6,274)

INCOME TAXES                                     50,987    51,644     (657)

NET INCOME                                       90,787    96,404   (5,617)
 Dividends on preferred stock                     6,906     7,916   (1,010)

EARNINGS ON COMMON STOCK                        $83,881   $88,488   $(4,607)

AVERAGE COMMON SHARES
 OUTSTANDING (000)                               37,612    37,612        -
Earnings per share of common stock              $  2.23   $  2.35   $(0.12)
Dividends paid per share of common stock        $  1.86   $  1.86   $    -

The accompanying notes are an integral part of these statements.

                          IDAHO POWER COMPANY
                      CONSOLIDATED BALANCE SHEETS
                                ASSETS


                                                     March 31,  December 31,
                                                       1997        1996

                                                    (Thousands of Dollars)
ELECTRIC PLANT:
 In service (at original cost)                      $2,553,035   $2,537,565
   Accumulated provision for depreciation           (900,869)    (886,885)

      In service - Net                              1,652,166   1,650,680
 Construction work in progress                         47,435      42,178
 Held for future use                                    1,773       1,773

      Electric plant - Net                          1,701,374    1,694,631

INVESTMENTS AND OTHER PROPERTY                         37,101      36,502

CURRENT ASSETS:
 Cash and cash equivalents                              8,827       7,928
 Receivables:
   Customer                                            41,818      34,962
   Allowance for uncollectible accounts               (1,397)     (1,394)
   Notes                                                5,176       5,104
   Employee notes receivable                            4,360       4,486
   Other                                                8,010       8,489
 Accrued unbilled revenues                             20,694      27,709
 Materials and supplies (at average cost)              27,813      24,639
 Fuel stock (at average cost)                          10,133      11,631
 Prepayments                                           15,548      16,165
 Regulatory assets associated with income taxes         4,010       4,397

      Total current assets                            144,992     144,116

DEFERRED DEBITS:
 American Falls and Milner water rights                32,260      32,260
 Company-owned life insurance                          55,593      57,291
 Regulatory assets associated with income taxes       200,104     196,696
 Regulatory assets - other                             85,837      89,507
 Other                                                 44,024      44,334

      Total deferred debits                           417,818     420,088


      TOTAL                                        $2,301,285  $2,295,337




The accompanying notes are an integral part of these statements.

                          IDAHO POWER COMPANY
                      CONSOLIDATED BALANCE SHEETS
                     CAPITALIZATION & LIABILITIES



                                                   March 31,    December 31,
                                                      1997          1996
                                                    (Thousands of Dollars)
CAPITALIZATION:
 Common stock equity - $2.50 par value (shares
  authorized 50,000,000; shares outstanding -
   37,612,351)                                    $   688,025  $  694,574
 Preferred stock                                      106,924     106,975
 Long-term debt                                       738,553     738,550

      Total capitalization                          1,533,502   1,540,099

CURRENT LIABILITIES:
 Long-term debt due within one year                        71          71
 Notes payable                                         41,593      54,016
 Accounts payable                                      25,330      36,370
 Taxes accrued                                         35,954      17,304
 Interest accrued                                       1,669      15,886
 Accumulated deferred income taxes                      4,010       4,397
 Other                                                 33,175      12,439

      Total current liabilities                       155,802     140,483

DEFERRED CREDITS:
 Regulatory liabilities associated with
  deferred investment tax credits                      70,885      71,283
 Deferred income taxes                                417,749     411,890
 Regulatory liabilities associated with income
  taxes                                                34,337      35,028
 Regulatory liabilities - other                           589         616
 Other                                                 88,421      95,938

      Total deferred credits                          611,981     614,755

COMMITMENTS AND CONTINGENT LIABILITIES (Note 2)


      TOTAL                                        $2,301,285  $2,295,337


The accompanying notes are an integral part of these statements.



                          IDAHO POWER COMPANY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                     Three Months Ended
                                                          March 31,
                                                       1997       1996
OPERATING ACTIVITIES:                               (Thousands of Dollars)
 Cash received from operations:
   Retail revenues                                   $119,809    $123,351
   Wholesale revenues                                  29,035      17,626
   Other revenues                                       6,173       5,729
 Fuel paid                                           (17,157)    (14,795)
 Purchased power paid                                (11,829)    (13,230)
 Other operation & maintenance paid                  (37,088)    (41,323)
 Interest paid (includes long and short-term debt
  only)                                              (14,605)    (13,913)
 Income taxes paid                                      (309)     (1,771)
 Taxes other than income taxes paid                   (3,488)     (2,012)
 Other operating cash receipts and payments-Net         (295)     (2,637)
      Net cash provided by operating activities        70,246     57,025
FINANCING ACTIVITIES:
 PC bond fund requisitions/Other long-term debt         (164)      10,000
 Short-term borrowings - Net                         (19,422)    (18,000)
 Long-term debt retirement                               (17)        (17)
 Preferred stock retirement                              (55)        (20)
 Dividends on preferred stock                         (1,172)     (2,015)
 Dividends on common stock                           (17,971)    (17,481)
 Other sources/(uses)                                     593     (1,257)
   Net cash - financing activities                    (38,208)   (28,790)
INVESTING ACTIVITIES:
 Additions to utility plant                          (25,828)    (16,535)
 Conservation                                           (299)       (107)
 Increase in investments                              (2,500)    (14,525)
 Other                                                 (2,512)        155
      Net cash - investing activities                 (31,139)   (31,012)
 Change in cash and cash equivalents                      899     (2,777)
 Cash and cash equivalents beginning of period          7,928       8,468
      Cash and cash equivalents end of period          $8,827      $5,691
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
 Net income                                           $30,380     $30,210
 Adjustments to reconcile net income to net cash:
   Depreciation                                        17,522      17,395
   Deferred income taxes                                  746     (1,559)
   Investment tax credit-Net                            (398)       (355)
   Allowance for funds used during construction         (132)        (50)
   Postretirement benefits funding (excl pensions)        336       (696)
   Changes in operating assets and liabilities:
    Accounts receivable                                 (430)         77
    Fuel inventory                                    (2,672)     (6,263)
    Accounts payable                                    7,730     (5,015)
    Taxes payable                                      18,047     20,734
    Interest payable                                    1,253        288
   Other - Net                                         (2,136)     2,259
      Net cash provided by operating activities        $70,246   $57,025

The accompanying notes are an integral part of these statements.

                          IDAHO POWER COMPANY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE TWELVE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                      Twelve Months Ended
                                                           March 31,
                                                       1997         1996
OPERATING ACTIVITIES:                               (Thousands of Dollars)
 Cash received from operations:
   Retail revenues                                   $486,962    $473,214
   Wholesale revenues                                  77,961      61,195
   Other revenues                                      24,913      23,027
 Fuel paid                                           (62,160)    (55,877)
 Purchased power paid                                (68,902)    (53,790)
 Other operation & maintenance paid                 (172,820)   (156,437)
 Interest paid (includes long and short-term debt
  only)                                              (53,965)    (54,048)
 Income taxes paid                                   (43,588)    (39,174)
 Taxes other than income taxes paid                  (24,931)    (22,833)
 Other operating cash receipts and payments-Net       24,166       5,000
      Net cash provided by operating activities      187,636     180,277
FINANCING ACTIVITIES:
 First mortgage bonds issued                          57,000         -
 PC bond fund requisitions/Other long-term debt      114,670      10,000
 Short-term borrowings - Net                            (422)    (12,500)
 Long-term debt retirement                          (136,369)       (519)
 Preferred stock retirement                          (26,565)       (133)
 Dividends on preferred stock                         (7,006)     (7,813)
 Dividends on common stock                           (70,413)    (69,950)
 Other sources/(uses)                                 (2,295)     (1,225)
   Net cash - financing activities                   (71,400)    (82,140)
INVESTING ACTIVITIES:
 Additions to utility plant                         (102,939)    (83,254)
 Conservation                                         (4,031)     (4,455)
 Increase in investments                              (6,544)    (14,525)
 Other                                                   414       2,510
      Net cash - investing activities               (113,100)    (99,724)
 Change in cash and cash equivalents                   3,136      (1,587)
 Cash and cash equivalents beginning of period         5,691       7,278
      Cash and cash equivalents end of period         $8,827      $5,691
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
 Net income                                          $90,787     $96,404
 Adjustments to reconcile net income to net cash:
   Depreciation                                       69,832      68,136
   Deferred income taxes                               9,506       6,218
   Investment tax credit-Net                             733      (1,374)
   Allowance for funds used during construction         (482)       (948)
   Postretirement benefits funding (excl pensions)     2,373      (2,516)
   Changes in operating assets and liabilities:
    Accounts receivable                                2,572      (3,479)
    Fuel inventory                                     7,127      (8,147)
    Accounts payable                                  11,481       2,294
    Taxes payable                                     (6,383)      6,821
    Interest payable                                   4,835       2,499
   Other - Net                                        (4,745)     14,369
      Net cash provided by operating activities     $187,636    $180,277

The accompanying notes are an integral part of these statements.

                          IDAHO POWER COMPANY
               CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                               March 31,      December 31,
                                                 1997            1996
                                                 (Thousands of Dollars)
COMMON STOCK EQUITY:
 Common stock                                  $94,031           $94,031
 Premium on capital stock                      361,706           362,297
 Capital stock expense                          (3,841)           (3,842)
 Retained earnings                             236,129           242,088
      Total common stock equity                688,025 44.8%     694,574  45.1%
PREFERRED STOCK, cumulative, ($100 par or
 stated value):
 4% preferred stock (authorized 215,000;shares
  outstanding:1997-169,239, 1996-169,753)       16,924            16,975
 Serial preferred stock, authorized
  150,000 shares:
  7.68% Series, outstanding 150,000 shares      15,000            15,000
 Serial preferred stock, without par value,
  authorized 3,000,000 shares:
  7.07% Series (authorized and outstanding
  250,000 shares)                               25,000            25,000
   Auction Rate Preferred Series A
     (authorized and outstanding 500 shares)    50,000            50,000
      Total preferred stock                    106,924  7.0      106,975   6.9
LONG-TERM DEBT:
 First mortgage bonds:
   5.33 % Series due 1998                      30,000             30,000
   8.65 % Series due 2000                      80,000             80,000
   6.93 % Series due 2001                      30,000             30,000
   6.85 % Series due 2002                      27,000             27,000
   6.40 % Series due 2003                      80,000             80,000
   8    % Series due 2004                      50,000             50,000
   9.50 % Series due 2021                      75,000             75,000
   7.50 % Series due 2023                      80,000             80,000
   8 3/4% Series due 2027                      50,000             50,000
   9.52 % Series due 2031                      25,000             25,000
   Total first mortgage bonds                 527,000            527,000
 Amount due within one year                        -                  -
   Net first mortgage bonds                   527,000            527,000
 Pollution control revenue bonds:
   7 1/4% Series due 2008                       4,360              4,360
   8.30 % Series 1984 due 2014                 49,800             49,800
   6.05 % Series 1996A due 2026                68,100             68,100
   Variable Rate Series 1996B due 2026         24,200             24,200
   Variable Rate Series 1996C due 2026         24,000             24,000
      Total pollution control revenue bonds   170,460            170,460
 REA Notes                                      1,614              1,632
   Amount due within one year                    (71)               (71)
 Net REA Notes                                  1,543              1,561
 Subsidiary debt                                9,000              9,000
 American Falls bond guarantee                 20,560             20,560
 Milner Dam note guarantee                     11,700             11,700
 Unamortized premium/discount - Net            (1,710)            (1,731)
      Total long-term debt                     738,553  48.2     738,550  48.0
TOTAL CAPITALIZATION                        $1,533,502 100.0% $1,540,099 100.0%

The accompanying notes are an integral part of these statements.

                          IDAHO POWER COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1.   SUMMARY OF ACCOUNTING POLICIES:

        Financial Statements
        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of March 31, 1997 and the consolidated results of operation for the three months, and twelve months ended March 31, 1997 and 1996 and the consolidated cash flows for the three months and twelve months ended March 31, 1997 and 1996. These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which would be included in full year financial statements and, therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operation for the interim periods are not necessarily indicative of the results to be expected for the full year. Investments in business entities in which the Company and its subsidiaries do not have control, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method.

        Principles of Consolidation
        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Idaho Energy Resources Co (IERCo); Idaho Utility Products Company (IUPCo); IDACORP, Inc.; Ida-West Energy Company (Ida-West); Stellar Dynamics, Inc. (Stellar); and Idaho Power Resources Corporation (IPRC). All significant intercompany transactions and balances have been eliminated in consolidation.

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

   2.   COMMITMENTS AND CONTINGENT LIABILITIES:

        Commitments under contracts and purchase orders relating to the Company's program for construction and operation of facilities amounted to approximately $1.4 million at March 31, 1997. The commitments are generally revocable by the Company subject to reimbursement of manufacturers' expenditures incurred and/or other termination charges.

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

   3.   REGULATORY ISSUES:

       The  Company  has  in  place, in its  Idaho  jurisdiction,  a
        Power Cost Adjustment (PCA) mechanism which provides for Idaho's retail customer rates to be adjusted annually to reflect the Idaho share of forecasted net power supply costs. Deviations from forecasted costs are deferred with interest and then adjusted (trued-up) in the subsequent year. At March 31, 1997, the Company had recorded $11.6 million of power supply costs above those projected in the 1996 forecast in the deferred account. The current deferred balance is adjusted monthly as actual conditions are compared to the forecasted net power supply costs.

        The Company filed its 1997 PCA application on April 15, 1997, requesting a change in the Idaho jurisdiction PCA rate. The combined effect of this year's PCA change with the revenue sharing mechanism described below will decrease current rates by $2.6 million or an average of 0.63 percent. The proposed rates for Idaho retail customers are $20.2 million below the base rates established in past regulatory proceedings.

        Under Order No. 26216, when the Company's actual earnings in the Idaho jurisdiction in a given year exceed an 11.75 percent return on year-end common equity, the Company will refund 50 percent of the excess when it makes its next PCA adjustment. In 1996, the Company set aside approximately $4.9 million of revenue for the benefit of its Idaho customers. The Company has filed to reduce customers rates by $3.5 million for the period May 16, 1997 through May 15, 1998 and that the carrying charge (interest) applied to the Idaho jurisdictional demand side conservation expenditures for 1996 in the amount of $1.4 million be retained from sharing and applied against the current regulatory asset balance.

   4.   FINANCING:

        The Company currently has a $200,000,000 shelf registration statement which can be used for both First Mortgage Bonds (including Medium Term Notes) and Preferred Stock. In 1996, the Company issued $30,000,000 and $27,000,000 principal amount of Secured Medium Term Notes, due 2001 and 2002, respectively. These transactions have reduced the remaining balance of the shelf registration to $143,000,000 at March 31, 1997.



   5.   INCOME TAXES:

        The effective tax rate for the first three months decreased from 36.6% in 1996 to 35.0% in 1997. A reconciliation between the statutory federal income tax rate and the effective rate for the three months ended March 31, 1997 and 1996 is as follows:

                                               1997           1996
                                           Amount  Rate    Amount  Rate

        Computed income taxes based on
         statutory federal income tax rate $16,359  35.0 %  $16,687 35.0 %

        Changes in taxes resulting from:
            Current state income taxes.      1,823   3.9     2,239   4.7
            Net depreciation                 1,281   2.7     1,099   2.3
            Investment tax credits            (719) (1.5)     (703) (1.5)
        restored
            Repair allowance                  (782) (1.7)     (880) (1.8)
            Low income housing credit       (1,014) (2.2)     (345) (0.7)
            Other                             (587) (1.2)     (631) (1.4)

                                           $16,361  35.0 % $17,466  36.6 %



   6.   NEW ACCOUNTING PRONOUNCEMENT:

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE.

        This  statement  is effective for financial  statements  for both interim and annual periods ending after December 15, 1997. The objective of the statement is to simplify the computations of earnings per share. The Company does not expect the adoption of this statement to have a significant effect on its earnings per share.


     INDEPENDENT ACCOUNTANTS' REPORT


     Idaho Power Company
     Boise, Idaho


     We have reviewed the accompanying consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiaries as of March 31, 1997, and the related consolidated statements of income for the three- and twelve-month periods ended March 31, 1997 and 1996 and consolidated statements of cash flows for the three- and twelve-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiaries as of December 31, 1996, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet and statement of capitalization as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet and statement of capitalization from which it has been derived.


     DELOITTE & TOUCHE LLP
     Portland, Oregon
     April 30, 1997


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

Forward-Looking Information
Certain matters discussed in this report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements address future plans, objectives, expectations, and events or conditions concerning various matters such as capital expenditures, earnings, litigation, rate and other regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors including without limitations, electric utility restructuring, including ongoing state and federal activities; future economic conditions; legislation; regulation; competition; and other circumstances affecting anticipated rates, revenues and costs. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement.

Earnings Per Share and Book Value
Earnings per share of common stock were $0.77 for the quarter, an increase of $0.02 (2.7 percent) from the same quarter last year. The twelve months ended March 31, 1997 yielded earnings of $2.23 per share, a decrease of $0.12 (5.1 percent) from the twelve months ended March 31, 1996. The twelve-month earnings represent a 12.2 percent earned return on March 31, 1997 common equity, compared to the 13.1 percent earned through March 31 last year. At March 31, 1997, the book value per share of common stock was $18.29, compared to $17.97 for the same period a year ago.

RESULTS OF OPERATIONS

Precipitation and Streamflows
Idaho Power monitors the effect of precipitation and streamflow conditions on Brownlee Reservoir, the water source for the three Hells Canyon hydroelectric projects. In a typical year, these three projects combine to produce about half of the Company's generated electricity.

Precipitation in the Company's service territory was below normal levels for the first three months of 1997. At April 1, 1997, reservoir storage above Brownlee was 54 percent of capacity, compared to 71 percent last year and an average storage of 101 percent for the same period.

The U.S. Army Corps of Engineers coordinates flood control activities of the Company's water resources based upon streamflow forecasts. This year, due to high mountain snowpacks, the Company is required to draft water from Brownlee Reservoir to make space for holding anticipated flood flows. The reservoir will be refilled during the peak of the runoff in early summer.

Inflows into Brownlee result from a combination of precipitation, storage, and ground water conditions. At April 1, 1997, the Company estimated that 9.2 million acre-feet (MAF) of water will flow into Brownlee Reservoir during the April-July runoff period, compared to 8.3 MAF for 1996. This figure represents approximately 191 percent of the 69-year median of 4.81 MAF.

Energy Requirements
For the first three months of 1997, the Company met its total system energy requirements from the following sources: hydro generation (68 percent); thermal generation (22 percent); and purchased power and other interchanges (10 percent). For the same period of 1996, these figures were 67 percent hydro; 22 percent thermal; and 11 percent purchased power and other interchanges.

The Company estimates that 56 percent of its 1997 energy requirements will come from hydro generation, 27 percent from thermal generation, and 17 percent from purchased power and other interchanges.

Economy
Since  1987,  Idaho's economy has consistently posted annual  gains  in employment. On many occasions in the past ten years, Idaho earned a ranking among the top five fastest growing states in the nation. For this period, nonagricultural employment in the state grew at an annual average compound rate of approximately 4.2 percent per year. Idaho's employment growth continued to show strength in the first two months of 1997. Total non-agricultural employment in the state was up 3.5% when compared to the levels experienced in the first two months of 1996.
The leading sectors were construction employment with an 8.3% gain, wholesale and retail trade at 4.2% gain, services with a 3.6% gain, and manufacturing which posted a 2.0% increase in employment. It is likely that Idaho's economy will continue to post employment gains which are above the national average throughout 1997.

Power Cost Adjustment
Since 1993, the Idaho Public Utilities Commission (IPUC) has permitted Idaho Power to use a PCA mechanism in its Idaho jurisdiction. The PCA enables the Company to collect or to refund a portion of the difference between net power supply costs actually incurred and those allowed in the Company's base rates. The current balance is adjusted monthly as actual conditions are compared to the PCA forecasted net power supply costs. For the period May 1997 through May 1998, the Company filed to have tariffs approved from the IPUC, reducing Idaho jurisdictional customers' PCA rates by $2.6 million (0.63 percent), including the true-up for the PCA period May 1996 through May 1997 and a $3.5 million refund per IPUC Order No. 26216. The proposed rates for Idaho retail customers are $20.2 million below the base rates established in past
regulatory   proceedings   (see  Note  3).   The   reduction   reflects
anticipated below normal power supply costs in the coming year  due  to
above-average  hydroelectric  generating  conditions.   The  1997   PCA
forecast reflects power supply costs below those established for PCA expenses in the Company's last general rate proceeding. At March 31, 1997, the Company had recorded as deferred assets and reduction in operating expenses $11.6 million of power supply costs above those projected in the 1996 forecast.

Revenues
General business revenues were down $6.2 million (5.2 percent) for the quarter but increased $5.5 million (1.2 percent) for the twelve months ended March 31, 1997. The Company's revenues from residential and commercial customers decreased $3.8 million and $0.9 million due to warmer temperatures in the first quarter of 1997 and lower rates due to the 1996/1997 PCA rate decrease. Industrial revenues were also down by $1.6 million.



     Off-system Sales
Off-system sales are composed of firm sales (long-term contracts) and opportunity sales made on a when-available basis. The volume and price of these latter sales depend on the Company's firm energy demand, hydroelectric generating conditions in its service territory, and market conditions throughout the West. Revenues from off-system sales increased $14.3 million (70.0 percent) for the quarter and $23.6 million (38.7 percent) for the twelve months ended. The increase in off-system sales reflects improved hydroelectric generating conditions in 1997 and increased trading of non-system sales when sales margins are favorable and economical.

Total operating revenues increased $8.8 million (6.0 percent) for the first quarter and $26.3 million (4.7 percent) for the twelve months ended.

Expenses
Total operation and maintenance expenses were up $7.4 million (11.3 percent) for the quarter, and $25.5 million (9.0 percent) for the twelve months ended March 31, 1997.

Purchased power expenses were up for the quarter by $11.3 million (138.1 percent), and $24.3 million (43.3 percent) for the twelve months ended. The increase also reflects increased purchases from cogeneration and small power production (CSPP), which also experienced strong hydroelectric generating conditions. The increases reflect the Company's increased participation in the buying and selling of non-system power in the wholesale power market.

Fuel expenses were up for the quarter $6.0 million (69.8 percent), and $21.6 million (45.2 percent) for the twelve months ended. The increase for the quarter is mainly due to the operation of the Valmy and Jim Bridger coal-fired power plants last winter during periods when market prices were favorable.

The PCA component of expenses was down for the quarter, and twelve-month periods by $8.1 million, and $30.8 million respectively. The PCA mechanism reduces expenses when actual power supply costs are above forecast and increases them when power supply costs are below forecast.

Other operation expenses decreased for the quarter $3.3 million (9.9 percent) and increased $1.9 million (1.5 percent) for the twelve months ended. The decreased expenses for the quarter are due in part to the reduction in payroll costs associated with the customer records and collections expense.

Other maintenance expenses increased for the quarter $1.5 million (17.0 percent) and $8.5 million (23.9 percent) for the twelve months ended. During the first quarter, maintenance on the Company's steam power generation facilities was increased, while the Company maximized its use of hydroelectric facilities. For the twelve month period there was increased maintenance on both transmission and distribution facilities due to facilities damaged or destroyed by natural causes.

Other income decreased by $3.2 million or 20.5 percent for the twelve months ended primarily because profits from Bridger Coal Company were down due to decreased sales of coal.

Total interest costs increased for the quarter, and twelve months ended by $1.6 million, and $2.4 million, respectively. These increases are partly the result of increased borrowings by the Company's subsidiaries and the issuance of $30.0 million and $27.0 million Medium Term Notes by the Company in 1996.


Ida-West Energy Company
This wholly-owned subsidiary of the Company holds investments in thirteen operating hydroelectric plants with a total generating capacity of 72 megawatts (MW). Five plants are located in Idaho. The other eight plants are located in California. Ida-West owns, through various entities, a 50 percent equity interest in ten of these projects. It holds 100 percent of the senior debt relating to three of these projects and 100 percent of the subordinated debt relating to another one of these projects. One of Ida-West's wholly-owned subsidiaries also operates and maintains ten of these plants.

In addition, Ida-West has an interest in the Hermiston Power Project, a 460-megawatt gas-fired cogeneration project to be located near Hermiston, Oregon. Ida-West has been responsible for managing all permitting and development activities relating to the project since its inception in 1993 and has obtained all permits necessary for construction and operation of the project. Ida-West and its partner are exploring various alternatives for marketing the project's output.

To  date, the Company's investment in Ida-West is $22.0 million.   Ida-
West continues an active search for new projects.

Idaho Power Resources Corporation
IPRC is a wholly-owned subsidiary incorporated in March 1996. IPRC's goals are to establish, acquire, and expand business operations in sustainable infrastructure technology and services. IPRC is charged with marketing the Company's expertise in renewable energy technologies, communication systems, and energy efficiency. The Company's total investment is approximately $4.0 million for development and acquisition activities in IPRC.

Stellar Dynamics, Inc.
Stellar Dynamics' core business is to provide products and services to control, protect, and monitor utility and industry processes and equipment. Stellar offers design and integration of high-quality modular process control systems backed with field support, training, documentation, and customer service. As Stellar's capital requirements increase, the Company has approved additional equity investments up to a total of $3.0 million. To date, the Company's investment in Stellar is $1.2 million.

IDACORP, Inc.
Through this wholly-owned subsidiary, the Company is participating in six affordable housing programs. These investments provide a return to IDACORP by reducing the Company's federal income taxes and by assuring a return on investment through tax credits and tax depreciation benefits. To date the Company's investment in IDACORP is $9.2 million.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flow
For the three months ended March 31, 1997, the Company generated $70.2 million in net cash from operations. After deducting for both common and preferred dividends, net cash generation from operations provided approximately $51.1 million for the Company's construction program and other capital requirements. This is a 36.2 percent increase over the same period in 1996.

Cash Expenditures
Idaho Power estimates that its cash construction program for 1997 will require approximately $89.0 million. This estimate is subject to revision in light of changing economic, regulatory, environmental, and conservation factors. During the first three months of 1997, the Company expended approximately $25.8 million for construction.

Idaho Power's primary financial commitments and obligations are related to contracts and purchase orders associated with its ongoing construction program. To the extent required, the Company expects to finance these commitments and obligations by using both internally generated funds and externally financed capital. The Company has regulatory authority to incur up to $200,000,000 of short-term indebtedness. On December 19, 1996, the company replaced its committed lines of credit arrangements with a $120,000,000 multi-year revolving credit facility, which will expire on December 19, 2001. Under this facility the Company will pay a facility fee on the commitment, quarterly in arrears, based on the Company's First Mortgage Bond rating. Commercial paper may be issued in an amount not to exceed 25 percent of revenues for the latest twelve-month period subject to the $200,000,000 maximum described above and is supported by bank lines of credit of an equal amount.. The Company may use this revolving credit facility to finance a portion of its construction program on an interim basis. At March 31, 1997 the Company's short-term borrowings totaled $41.6 million.

Financing Program
The Company currently has a $200,000,000 shelf registration statement which can be used for both First Mortgage Bonds (including Medium Term Notes) and Preferred Stock. In 1996, the Company issued $30,000,000 and $27,000,000 principal amount of Secured Medium Term Notes, due 2001 and 2002, respectively. These transactions have reduced the remaining balance of the shelf registration to $143,000,000 at March 31, 1997.

Idaho Power's objective is to maintain capitalization ratios of approximately 45 percent common equity, 5 to 10 percent preferred stock, and the balance in long-term debt. For the twelve-month period ended March 31, 1997, the Company's consolidated pre-tax interest coverage was 3.40 times.

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

Nez Perce Lawsuit
In 1996, Idaho Power's Board of Directors and the Nez Perce Tribe approved an Agreement between the Company and the Tribe which would resolve a civil lawsuit filed against Idaho Power in December of 1991, in the United States District Court for the District of Idaho, regarding alleged damages to the Tribe's treaty-reserved fishing rights.

The suit arose from the construction, maintenance, and operation of Idaho Power's three-dam Hells Canyon Hydroelectric Complex and the project's alleged impact both on fish and the Tribe's treaty-reserved fishing rights. The Agreement required the approval of the United States government (through the Bureau of Indian Affairs (BIA)) acting in its capacity as trustee for the Tribe. Under the terms of the Agreement, Idaho Power would pay the Nez Perce Tribe $11.5 million in the following manner:

     - $5 million at which time the Nez Perce would move for the dismissal of, with prejudice, their legal action against the Company

     -     $1,625,000 each year for the next four years

All payments under the Agreement will be made in 1996 dollars, which allows for adjusted future inflation within a minimum range of 3 percent and a maximum of 7 percent.

On July 12, 1996, the IPUC issued Order No. 26513, and on August 5, 1996, the OPUC issued Order No. 96-207 approving capitalization of their respective jurisdictional share of the $11.5 million. The Company has recorded the $11.5 million as a regulatory asset due from ratepayers and a liability to the Tribe. The Tribe requested BIA approval. However, on November 21, 1996, the Portland Area Director of the BIA issued a decision stating that the Agreement did not have to be approved by the BIA and declined to review the Agreement. On December 19, 1996, Idaho Power Company filed an administrative appeal of the BIA's decision. As a result of the BIA decision, the Tribe and the Company explored alternatives to BIA approval that would help assure the ultimate enforceability of the Agreement. The parties agreed to request that the Federal District Court for the District of Idaho approve the Agreement. The Tribe and the Company, by motion, stipulated that the Ninth Circuit Court of Appeals remand the case to the Federal District Court for the District of Idaho, which motion was granted by the Ninth Circuit on February 6, 1997. On March 21, 1997, the Federal District Court for the District of Idaho entered a judgement which incorporated the terms of the Agreement. On March 28, 1997, Idaho Power paid the Tribe $5 million plus agreed upon interest which reduced regulatory assets.

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

Regulatory Settlement
On August 3, 1995, Idaho Power filed a proposal with the IPUC to support the Company's organizational redesign. In response to the Company's proposal, the IPUC approved a Settlement that authorizes the Company to defer and amortize costs related to reorganization in return for a general rate freeze through the end of 1999. In addition, the Settlement allows for the accelerated amortization of regulatory liabilities associated with accumulated deferred investment tax credits (ADITCs) to provide a minimum 11.50 percent return on actual year-end common equity for the Idaho jurisdiction. The new rate freeze and the accelerated amortization of regulatory liabilities associated with ADITCs gives the Company time to pursue and to implement its efficiency and growth initiatives with the assurance of at least a reasonable level of financial performance apart from the need to change customer prices.

The terms and conditions of the Settlement will remain in effect through 1999. Under the Settlement, when the Company's actual earnings in a given year exceed an 11.75 percent return on year-end common equity, the Company will refund 50 percent of the excess. In 1996, the Company set aside approximately $4.9 million of revenue for the benefit of its Idaho customers. The Company has filed to reduce customers rates by $3.5 million for the period May 16, 1997 through May 15, 1998 and that the carrying charge (interest) applied to the Idaho jurisdictional demand side conservation expenditures for 1996 in the amount of $1.4 million be retained from sharing and applied against the current regulatory asset balance.

Other important points in the Settlement are: (1) the Company may accelerate a maximum of $30 million of regulatory liabilities associated with ADITCs over the five-year period; (2) the Company will not be allowed to increase its Idaho general rates prior to January 1, 2000, except under conditions as defined in the Settlement Agreement; and (3) Idaho Power agrees that its quality of service will not decline as a result of corporate reorganization.

The Company has received approval from the Idaho State Tax Commission and the Internal Revenue Service on the accounting treatment for the tax credits.

Marketing Business Unit
To accommodate its customers and allow it to compete in the rapidly evolving competitive market, the Company formed a Marketing Business Unit effective January 1997. This new business unit will be responsible for all purchases and sales of electric energy, market research, and planning and implementation of marketing strategies.

The Board of Directors gave approval in the March 1997 meeting for the Company to begin building gas marketing capability. It is the intent of the Company to be a competitive energy provider, including both electricity and gas. To successfully realize this vision, the Marketing Business Unit has been charged with developing an organization with the capability to service our customers' total energy needs. In response to this objective, the Company has begun setting up gas marketing capability in its Boise Office to service the Northwest gas markets and is setting up a gas trading office in Houston, Texas to service the southern and eastern United States gas markets. Gas trading at these locations will begin in the second quarter, 1997.

The ability to trade in both electricity and gas physical and commodity markets gives the Marketing Business Unit the flexibility needed to service our customers' total energy needs profitably, while managing the market risk inherent in the energy marketing business.

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

The Company believes the first meaningful step to a competitive retail energy market is the functional unbundling of costs into the various delivery and energy components. The Company believes that the unbundling of costs will create a real means for our customers to compare energy prices and that cost unbundling will facilitate the establishment of more accurate price signals for service components. Legislation has been passed in Idaho requiring the IPUC to initiate an unbundling investigation in July 1997. The Company is prepared to bring forward cost unbundling information in its regulatory jurisdictions during 1997. The Company expects to have a filing before the Idaho Commission prior to the start of its investigation.

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

Independent Grid Operator (IndeGo)
A group of twenty-one electric utilities, including Idaho Power, seven Northwest investor-owned utilities, Bonneville Power Administration
(BPA) and several public electric entities have signed a memorandum of understanding that will create an independent transmission grid operator called "IndeGO". It will ensure non-discriminatory, open-access to electricity transmission facilities in compliance with recent FERC rulings. This memorandum of understanding is an agreement to investigate the feasibility of developing a regional transmission grid which would be operated by an entity independent of power market interests. It is believed that the formation of such an entity will facilitate the operation of an evolving competitive electric power market. Operating as one regional system, the utilities will be able to increase the efficiency of transmission operations and provide improved access for all system users.

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

The group plans to file the IndeGo proposal with FERC during 1997, and anticipates operation would commence as early as 1999. If the FERC's approval arrives by April 1998, an IndeGo Board and Site Procurement could be expected by July 1998.


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

On November 8, 1994, the Tribe filed its Notice of Appeal with the Ninth Circuit Court of Appeals.
The Company and the Tribe have reached agreement on a settlement of this case (Settlement Agreement). The Settlement Agreement has been approved by the Nez Perce Tribal Executive Committee and the Company's Board of Directors. Under the terms of the Settlement Agreement, the Company will pay the Nez Perce Tribe $11.5 million in the following manner:
          -$5 million at which time the Tribe would move for the dismissal of, with prejudice,their legal action against the Company.

          -$1,625,000 each year for the next four years beginning in 1998.

All payments under the Settlement Agreement will be made in 1996 dollars, which allows for adjusted future inflation within a minimum range of 3 percent and a maximum of 7 percent. The first payment of $5.0 million plus inflation adjustment will be paid sometime in 1997.

On July 12, 1996 the IPUC issued Order No 26513, and on August 5, 1996, the OPUC issued Order No. 96-207 approving capitalization of their respective jurisdictional share of the $11.5 million. The parties requested Bureau of Indian Affairs (BIA) approval of the Settlement Agreement. However, on November 21, 1996, the Portland Area Director of the BIA issued a decision stating that the Settlement Agreement did not have to be approved by the BIA. On December 19, 1996, the Company filed an administrative appeal of the BIA's decision and have since requested and been granted a stay of said appeal pending pursuit of an alternate federal approval. As a result of the BIA decision, the Tribe and the Company explored alternatives to BIA approval that would help assure the ultimate enforceability of the Settlement Agreement. The parties agreed to request that the Federal District Court for the District of Idaho approve the Settlement Agreement. The Tribe and the Company, by motion, stipulated that the Ninth Circuit Court of Appeals remand the case to the Federal District Court for the District of
Idaho, which motion was granted by the Ninth Circuit on February 6, 1997. On March 21, 1997, the Federal District Court for the District of Idaho entered a judgment which incorporated the terms of the Settlement Agreement. On March 28, 1997, the Company paid the Tribe $5 million plus agreed upon interest.

This matter has been previously reported in Form 10-K dated March 16, 1992, March 12, 1993, March 10, 1994, March 9, 1995, March 14, 1996,
March 13, 1997 and other reports filed with the Commission.
 Item 6.  Exhibits and Reports on Form 8-K

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

*3(a)(iii 33-65720      4(a)(iii)  Statement of Resolution Establishing
                                   Terms of 7.07% Serial Preferred Stock,
                                   Without Par Value (cumulative stated
                                   value of $100 per share), as filed with
                                   the Secretary of State of Idaho on June
                                   30, 1993.

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

          2-51722       2(c)(ii)   Twenty-first   October 15, 1974

          2-57374       2(c)       Twenty-second  November 15, 1976

          2-62035       2(c)       Twenty-third   August 15, 1978

          33-34222      4(d)(iii)  Twenty-fourth  September 1, 1979

Exhibit   File Number   As Exhibit
                                   Number         Dated
          33-34222      4(d)(iv)   Twenty-fifth   November 1, 1981

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

*10(b)(i)    2-51762    5(c)       Amendment, dated February 1, 1974,
                                   relating to operation agreement filed
                                   as Exhibit 10(b).

*10(c)       2-49584    5(c)       Agreement, dated as of October 11,
                                   1973, between the Company and Pacific
                                   Power & Light Company.

*10(d)       2-49584    5(d)       Agreement, dated as of October 24,
                                   1973, between the Company and Utah
                                   Power & Light Company.

*10(d)(i)    2-62034    5(f)(i)    Amendment, dated January 25, 1978,
                                   relating to agreement filed as Exhibit
                                   10(d).

*10(e)       33-65720   10(b)      Coal Purchase Contract, dated as of
                                   June 19, 1986, among the Company,
                                   Sierra Pacific Power Company and Black
                                   Butte Coal Company.
Exhibit      File #     As Exhibit
*10(f)       2-57374    5(k)       Contract, dated March 31, 1976, between
                                   the United States of America and
                                   American Falls Reservoir District, and
                                   related Exhibits.

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

*10(i)(ii)   1-3198     10(i)(ii)  Third Restated and Amended Coal Sales
             Form 10-Q             Agreement, dated January 1, 1996, among
             for 3/31/96           Bridger Coal Company and PacifiCorp
                                   (dba Pacific Power & Light Company) and
                                   the Company.

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

*10(k)(iii)  2-62034    5(u)       Amendment, dated October 31, 1977,
                                   relating to agreement filed as Exhibit
                                   10(k).

*10(k)(iv)   2-62034    5(v)       Amendment, dated January 23, 1978,
                                   relating to agreement filed as Exhibit
                                   10(k).

*10(k)(v)    2-62034    5(w)       Amendment, dated February 15, 1978,
                                   relating to agreement filed as Exhibit
                                   10(k).

*10(k)(vi)   2-68574    5(x)       Amendment, dated September 1, 1979,
                                   relating to agreement filed as Exhibit
                                   10(k).

*10(l)       2-68574    5(z)       Participation Agreement, dated
                                   September 1, 1979, relating to the sale
                                   and leaseback of coal handling
                                   facilities at the Number One Boardman
                                   Station on Carty Reservoir.
Exhibit      File #     As Exhibit
*10(m)       2-64910    5(y)       Agreements for the Operation,
                                   Construction and Ownership of the North
                                   Valmy Power Plant Project, dated
                                   December 12, 1978, between Sierra
                                   Pacific Power Company and the Company.

*10(n)(i)1   1-3198     10(n)(i)   The Revised Security Plans for Senior
             Form 10-K             Management Employees and for Directors-
             for 1994              a non-qualified, deferred compensation
                                   plan effective November 30, 1994.

*10(n)(ii)1  1-3198     10(n)(ii)  The Executive Annual Incentive Plan for
             Form 10-K             senior management employees effective
             for 1994              January 1, 1995.

*10(n)(iii)1 1-3198     10(n)(iii) The 1994 Restricted Stock Plan for
             Form 10-K             officers and key executives effective
             for 1994              July 1, 1994.

*10(n)(iv)1  1-3198     10(n)(iv)  The Revised Security Plans for Senior
             Form 10-K             Management Employees and for Directors-
             1996                  a non-qualified, deferred compensation
                                   plan effective August 1, 1996.

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

*10(s)(i)    33-65720   10(j)(i)   Restated Transmission Services
                                   Agreement, dated February 6, 1992,
                                   between Idaho Power Company and
                                   PacifiCorp.

1 Compensatory Plan

Exhibit      File #     As Exhibit
*10(t)       33-65720   10(k)      Agreement for Supply of Power and
                                   Energy, dated February 23, 1989,
                                   between Sierra Pacific Power Company
                                   and the Company.

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

27                                 Financial Data Schedule

   (b) Reports on Form 8-K. No reports on Form 8-K were filed for the three months ended March 31, 1997.

*Previously Filed and Incorporated Herein by Reference



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     IDAHO POWER COMPANY
                                     (Registrant)



Date  May 5, 1997         By:   /s/  J LaMont Keen
                                     J LaMont Keen
                                     Vice President, Chief Financial
                                     Officer and Treasurer
                                     (Principal Financial Officer and
                                      Principal Accounting Officer)