Form 10-Q/A
period 1997-03-31
IDAHO POWER CO
filed 1997-05-13
CIK 49648

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

                          IDAHO POWER COMPANY
                      CONSOLIDATED BALANCE SHEETS
                     CAPITALIZATION & LIABILITIES



                                                   March 31,    December 31,
                                                      1997          1996
                                                    (Thousands of Dollars)
CAPITALIZATION:
 Common stock equity - $2.50 par value (shares
  authorized 50,000,000; shares outstanding -
   37,612,351)                                    $   688,025  $  694,574
 Preferred stock                                      106,924     106,975
 Long-term debt                                       738,553     738,550

      Total capitalization                          1,533,502   1,540,099

CURRENT LIABILITIES:
 Long-term debt due within one year                        71          71
 Notes payable                                         41,593      54,016
 Accounts payable                                      25,330      36,370
 Taxes accrued                                         35,954      17,304
 Interest accrued                                      15,669      15,886
 Accumulated deferred income taxes                      4,010       4,397
 Other                                                 33,175      12,439

      Total current liabilities                       155,802     140,483

DEFERRED CREDITS:
 Regulatory liabilities associated with
  deferred investment tax credits                      70,885      71,283
 Deferred income taxes                                417,749     411,890
 Regulatory liabilities associated with income
  taxes                                                34,337      35,028
 Regulatory liabilities - other                           589         616
 Other                                                 88,421      95,938

      Total deferred credits                          611,981     614,755

COMMITMENTS AND CONTINGENT LIABILITIES (Note 2)


      TOTAL                                        $2,301,285  $2,295,337


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


                                     IDAHO POWER COMPANY
                                     (Registrant)



Date  May 13, 1997         By:   /s/  J LaMont Keen
                                     J LaMont Keen
                                     Vice President, Chief Financial
                                     Officer and Treasurer
                                     (Principal Financial Officer and
                                      Principal Accounting Officer)