Form 10-Q
period 1997-06-30
IDAHO POWER CO
filed 1997-08-05
CIK 49648

UNITED STATES SECURITIES AND EXCHANGE
                          COMMISSION Washington, D. C.
                                    20549
                                  FORM 10-Q
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 1997
                                   OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
      For the transition period from                 to
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

                                 None
Former name,former address and former fiscal year,if changed since last report.

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

 Number of shares of Common Stock, $2.50 par value, outstanding as of July 31, 1997 is 37,612,351.

                             IDAHO POWER COMPANY

                                     INDEX
                                                                     PAGE NO

DEFINITIONS                                                               2

PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements
           Consolidated Statements of Income                            3-5
           Consolidated Balance Sheets                                  6-7
           Consolidated Statements of Cash Flows                        8-9
           Consolidated Statements of Capitalization                     10
           Notes to Consolidated Financial Statements                 11-13
           Independent Accountants' Report                               14

  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations           15-18

  PART II. OTHER INFORMATION:

  Item 4.  Submission of Matters to a Vote of Security Holders           19

  Item 6.  Exhibits and Reports on Form 8-K                           20-23

  SIGNATURES                                                             24

  DEFINITIONS

  AFDC                            Allowance For Funds Used DuringConstruction
  APC                             Applied Power Corporation
  BPA                             Bonneville Power Administration
  CSPP                            Cogeneration and Small Power Production
  FASB                            Financial Accounting Standards Board
  FERC                            Federal Energy Regulatory Commission
  IndeGO                          Independent Grid Operator
  IPUC                            Idaho Public Utilities Commission
  IPRC                            Idaho Power Resources Corporation
  kWh                             Kilowatt-Hour
  MAF                             Million Acre Feet
  MOU                             Memorandum of Understanding
  MWH                             Megawatt-Hour
  OPUC                            Oregon Public Utilities Commission
  PCA                             Power Cost Adjustment
  PV                              Photovoltaic
  SFAS                            Statement of Financial Accounting Standards
  SWIP                            Southwest Intertie Project


  FORWARD-LOOKING INFORMATION

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


                         PART I - FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS IDAHO POWER
                    COMPANY CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                                     Three Months Ended
                                                          June 30,
                                                                   Increase
                                                  1997      1996  (Decrease)
                                              (Thousands of Dollars)
REVENUES                                        $166,975  $140,384  $26,591

EXPENSES
 Operation:
   Purchased power                               37,067    16,431    20,636
   Fuel expense                                  10,789     7,399     3,390
   Power cost adjustment                          2,175     5,462    (3,287)
   Other                                         38,000    32,148     5,852
 Maintenance                                     13,568    10,310     3,258
 Depreciation                                    18,042    17,177       865
 Taxes other than income taxes                    5,556     4,716       840
      Total expenses                            125,197    93,643    31,554
INCOME FROM OPERATIONS                           41,778    46,741    (4,963)
OTHER INCOME:
 Allowance for equity funds used during
  construction                                      (2)       (1)       (1)
 Other - Net                                      2,256     3,115     (859)
      Total other income                          2,254     3,114     (860)
INTEREST CHARGES:
 Interest on long-term debt                      13,158    12,703       455
 Other interest                                   1,833     1,404       429
      Total interest charges                     14,991    14,107       884
 Allowance for borrowed funds used
  during construction                              (127)     (113)      (14)
      Net interest charges                       14,864    13,994       870

INCOME BEFORE INCOME TAXES                       29,168    35,861    (6,693)

INCOME TAXES                                      9,126    12,828    (3,702)

NET INCOME                                       20,042    23,033    (2,991)
Dividends on preferred stock                        665     1,927    (1,262)

EARNINGS ON COMMON STOCK                        $19,377   $21,106 $  (1,729)

AVERAGE COMMON SHARES
 OUTSTANDING (000)                               37,612    37,612       N/A
Earnings per share of common stock              $   .52   $   .56   $  (.04)
Dividends paid per share of common stock        $  .465   $  .465   $   N/A

The accompanying notes are an integral part of these statements.

                           IDAHO POWER COMPANY
                    CONSOLIDATED STATEMENTS OF INCOME
              FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                Six Months Ended
                                                     June 30,      Increase
                                                 1997      1996   (Decrease)
                                             (Thousands of Dollars)
REVENUES                                       $322,422  $287,013  $35,409

EXPENSES:
 Operation:
   Purchased power                               56,627    24,646   31,981
   Fuel expense                                  25,273    15,931    9,342
   Power cost adjustment                            932    12,314  (11,382)
   Other                                         67,917    65,358    2,559
 Maintenance                                     23,872    19,115    4,757
 Depreciation                                    35,564    34,572      992
 Taxes other than income taxes                   11,388     9,846    1,542
      Total expenses                            221,573   181,782   39,791

INCOME FROM OPERATIONS                          100,849   105,231   (4,382)
OTHER INCOME:
 Allowance for equity funds used during
  construction                                      (2)       (3)        1
 Other - Net                                      5,645     6,457     (812)
      Total other income                          5,643     6,454     (811)
INTEREST CHARGES:
 Interest on long-term debt                      26,963    25,666    1,297
 Other interest                                   3,881     2,646    1,235
      Total interest charges                     30,844    28,312    2,532
 Allowance for borrowed funds used
  during construction                             (259)     (164)      (95)
      Net interest charges                       30,585    28,148    2,437

INCOME BEFORE INCOME TAXES                       75,907    83,537   (7,630)
INCOME TAXES                                     25,487    30,294   (4,807)
NET INCOME                                       50,420    53,243   (2,823)
  Dividends on preferred stock                    2,059     3,878   (1,819)

EARNINGS ON COMMON STOCK                        $48,361   $49,365 $ (1,004)

AVERAGE COMMON SHARES
 OUTSTANDING (000)                               37,612    37,612      N/A
Earnings per share of common stock              $  1.29   $  1.31   $ (.02)
Dividends paid per share of common stock        $   .93   $   .93   $  N/A

The accompanying notes are an integral part of these statements.

                               IDAHO POWER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE TWELVE MONTHS ENDED JUNE 30, 1997 AND 1996

                                              Twelve Months Ended
                                                    June 30,       Increase
                                                 1997       1996  (Decrease)
                                             (Thousands of Dollars)

REVENUES                                        $613,854  $571,044  $42,810

EXPENSES:
 Operation:
   Purchased power                              101,019    61,840    39,179
   Fuel expense                                  72,676    47,511    25,165
   Power cost adjustment                        (18,241)   12,595   (30,836)
   Other                                        135,227   127,782     7,445
 Maintenance                                     47,487    36,068    11,419
 Depreciation                                    70,698    68,877     1,821
 Taxes other than income taxes                   22,200    20,381     1,819
      Total expenses                            431,066   375,054    56,012

INCOME FROM OPERATIONS                          182,788   195,990   (13,202)

OTHER INCOME:
 Allowance for equity funds used during
  construction                                       48      (26)        74
 Other - Net                                     11,676    15,511   (3,835)
      Total other income                         11,724    15,485   (3,761)

INTEREST CHARGES:
 Interest on long-term debt                      53,463    51,234     2,229
 Other interest                                   6,417     5,344     1,073
      Total interest charges                     59,880    56,578     3,302
 Allowance for borrowed funds used
  during construction                             (448)     (474)        26
      Net interest charges                       59,432    56,104     3,328

INCOME BEFORE INCOME TAXES                      135,080   155,371   (20,291)

INCOME TAXES                                     47,285    53,522    (6,237)

NET INCOME                                       87,795   101,849   (14,054)
Dividends on preferred stock                     5,644      7,837    (2,193)

EARNINGS ON COMMON STOCK                        $82,151   $94,012  $(11,861)

AVERAGE COMMON SHARES
OUTSTANDING (000)                                37,612    37,612       N/A
Earnings per share of common stock              $  2.18   $  2.50   $  (.32)
Dividends paid per share of common stock        $  1.86   $  1.86   $   N/A

The accompanying notes are an integral part of these statements.


                           IDAHO POWER COMPANY
                        CONSOLIDATED BALANCE SHEETS
                                 ASSETS

                                                     June 30,   December 31,
                                                       1997         1996
                                                     (Thousands of Dollars)
ELECTRIC PLANT:
 In service (at original cost)                      $2,569,684   $2,537,565
    Accumulated provision for depreciation            (916,114)    (886,885)

      In service - Net                                1,653,570   1,650,680
 Construction work in progress                           50,338      42,178
 Held for future use                                      1,773       1,773

      Electric plant - Net                            1,705,681   1,694,631

INVESTMENTS AND OTHER PROPERTY                           39,926      36,502

CURRENT ASSETS:
  Cash and cash equivalents                               7,773       7,928
  Receivables:
    Customer                                             57,447      34,962
    Allowance for uncollectible accounts                 (1,397)     (1,394)
    Notes                                                 5,232       5,104
    Employee notes receivable                             4,659       4,486
    Other                                                 9,550       8,489
    Accrued unbilled revenues                             32,013     27,709
    Materials and supplies (at average cost)              29,208     24,639
    Fuel stock (at average cost)                          13,223     11,631
    Prepayments                                           14,493     16,165
    Regulatory assets associated with income taxes         3,477      4,397

         Total current assets                            175,678    144,116

DEFERRED DEBITS:
    American Falls and Milner water rights                32,260      32,260
    Company-owned life insurance                          55,059      57,291
    Regulatory assets associated with income taxes       199,972     196,696
    Regulatory assets - other                             82,261      89,507
    Other                                                 43,582      44,334

         Total deferred debits                           413,134     420,088
        TOTAL                                         $2,334,419  $2,295,337

The accompanying notes are an integral part of these statements.

                            IDAHO POWER COMPANY
                        CONSOLIDATED BALANCE SHEETS
                        CAPITALIZATION & LIABILITIES

                                                     June 30,    December 31,
                                                       1997          1996
                                                     (Thousands of Dollars)
CAPITALIZATION:
  Common stock equity - $2.50 par value (shares
   authorized 50,000,000; shares outstanding
    - 37,612,351)                                      $707,423     694,574
   Preferred stock                                      106,870     106,975
   Long-term debt                                       738,560     738,550

      Total capitalization                            1,552,853   1,540,099

CURRENT LIABILITIES:
   Long-term debt due within one year                        71          71
   Notes payable                                         61,516      54,016
   Accounts payable                                      50,233      36,370
   Taxes accrued                                         23,304      17,304
   Interest accrued                                      16,914      15,886
   Deferred income taxes                                  3,477       4,397
   Other                                                 17,086      12,439

        Total current liabilities                       172,601     140,483

DEFERRED CREDITS:
  Regulatory liabilities associated with
    deferred investment tax credits                      70,484      71,283
  Deferred income taxes                                 416,753     411,890
  Regulatory liabilities associated with income taxes    34,337      35,028
  Regulatory liabilities - other                            563         616
  Other                                                  86,828      95,938

        Total deferred credits                          608,965     614,755

COMMITMENTS AND CONTINGENT LIABILITIES (Note 2)


        TOTAL                                        $2,334,419  $2,295,337

The accompanying notes are an integral part of these statements.


                               IDAHO POWER COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
                       MONTHS ENDED JUNE 30, 1997 AND 1996

                                                      Six Months Ended
                                                          June 30,
                                                     1997         1996
OPERATING ACTIVITIES:                              (Thousands of Dollars)
 Cash received from operations:
   Retail revenues                                   $236,933    $239,284
   Wholesale revenues                                  57,461      33,158
   Other revenues                                      14,215      11,562
  Fuel paid                                           (28,146)    (22,054)
  Purchased power paid                                (36,292)    (24,387)
  Other operation & maintenance paid                  (87,011)    (84,749)
  Interest paid (includes long and short-term
   debt only)                                         (26,435)    (27,173)
  Income taxes paid                                   (23,470)    (22,961)
  Taxes other than income taxes paid                  (12,330)     (9,279)
  Other operating cash receipts and payments-Net      (14,392)        (20)
      Net cash provided by operating activities        80,533      93,381
FINANCING ACTIVITIES:
  PC bond fund requisitions/Other long-term debt         (164)      9,000
  Short-term borrowings - Net                           8,074      12,100
  Long-term debt retirement                               (35)    (20,034)
  Preferred stock retirement                              (65)        (39)
  Dividends on preferred stock                         (2,620)     (3,984)
  Dividends on common stock                           (36,010)    (34,962)
  Other sources/(uses)                                  1,083      (1,289)
   Net cash - financing activities                    (29,737)    (39,208)
INVESTING ACTIVITIES:
  Additions to utility plant                          (49,593)    (40,062)
  Conservation                                           (844)       (200)
  Increase in investments                              (1,533)    (14,525)
  Other                                                 1,019        (363)
      Net cash - investing activities                 (50,951)    (55,150)
  Change in cash and cash equivalents                    (155)       (977)
  Cash and cash equivalents beginning of period         7,928       8,468
      Cash and cash equivalents end of period          $7,773      $7,491
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net income                                            $50,420     $53,243
 Adjustments to reconcile net income to net cash:
   Depreciation                                        35,564      34,572
   Deferred income taxes                                  895      (2,486)
   Investment tax credit-Net                             (799)       (712)
   Allowance for funds used during construction          (258)       (161)
   Postretirement benefits funding (excl pensions)         70         288
   Changes in operating assets and liabilities:
    Accounts receivable                               (28,148)     (3,009)
    Fuel inventory                                     (1,592)     (6,123)
    Accounts payable                                   13,863         259
    Taxes payable                                       6,000      11,113
    Interest payable                                    1,028       1,121
   Other - Net                                          3,490       5,276
      Net cash provided by operating activities       $80,533     $93,381

The accompanying notes are an integral part of these statements.

                               IDAHO POWER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE TWELVE MONTHS ENDED JUNE 30, 1997 AND 1996

                                                  Twelve Months Ended June 30,
                                                        1997         1996
OPERATING ACTIVITIES:                                (Thousands of Dollars)
 Cash received from operations:
   Retail revenues                                     $488,153  $479,205
   Wholesale revenues                                    90,854    58,852
   Other revenues                                        27,122    23,615
 Fuel paid                                              (65,890)  (49,851)
 Purchased power paid                                   (82,207)  (58,008)
 Other operation & maintenance paid                    (179,317) (161,144)
 Interest paid (includes long and short-term debt only) (52,536)  (54,141)
 Income taxes paid                                      (45,559)  (39,870)
 Taxes other than income taxes paid                     (26,505)  (21,977)
 Other operating cash receipts and payments-Net           7,451     8,904
      Net cash provided by operating activities         161,566   185,585
FINANCING ACTIVITIES:
 First mortgage bonds issued                             57,000      -
 PC bond fund requisitions/Other long-term debt         115,670     9,000
 Short-term borrowings - Net                             (3,026)    3,000
 Long-term debt retirement                             (116,370)  (20,520)
 Preferred stock retirement                             (26,555)     (124)
 Dividends on preferred stock                            (6,487)   (8,041)
 Dividends on common stock                              (70,971)  (69,937)
 Other sources/(uses)                                    (1,772)   (1,260)
   Net cash - financing activities                      (52,511)  (87,882)
INVESTING ACTIVITIES:
 Additions to utility plant                            (103,177)  (82,873)
 Conservation                                            (4,483)   (2,416)
 Increase in investments                                  2,635   (14,525)
 Other                                                   (3,748)    1,525
      Net cash - investing activities                  (108,773)  (98,289)
 Change in cash and cash equivalents                        282      (586)
Cash and cash equivalents beginning of period             7,491     8,077
      Cash and cash equivalents end of period            $7,773    $7,491
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
  Net income                                            $87,795  $101,849
  Adjustments to reconcile net income to net cash:
    Depreciation                                         70,698    68,877
    Deferred income taxes                                10,582     6,635
    Investment tax credit-Net                               689    (1,713)
    Allowance for funds used during construction           (496)     (448)
    Postretirement benefits funding (excl pensions)       1,122    (2,074)
    Changes in operating assets and liabilities:
     Accounts receivable                                (27,677)   (9,372)
     Fuel inventory                                      (2,940)   (2,340)
     Accounts payable                                    22,275     3,832
     Taxes payable                                       (2,056)    7,176
     Interest payable                                     2,279     2,388
   Other - Net                                             (704)   10,775
      Net cash provided by operating activities        $161,567  $185,585

The accompanying notes are an integral part of these statements


                               IDAHO POWER COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                              June 30,         December 31,
                                               1997                 1996
                                                 (Thousands of Dollars)
COMMON STOCK EQUITY:
  Common stock                                  $94,031           $94,031
  Premium on capital stock                      361,729           362,297
  Capital stock expense                          (3,842)           (3,842)
  Retained earnings                             255,505           242,088
      Total common stock equity                 707,423 45.6%     694,574  45.1%
PREFERRED STOCK:
  Cumulative, ($100 par value):
   4% preferred stock (authorized 215,000
    shares; outstanding :1997-168,700,
    1996-169,753)                                16,870            16,975
   Serial preferred stock, 7.68% Series
    (authorized and outstanding 150,000 shares)  15,000            15,000
  Serial preferred stock, without par value,
   authorized 3,000,000 shares:
   7.07% Series (authorized and outstanding
    250,000 shares)                              25,000            25,000
   Auction Rate Preferred Series A
     (authorized and outstanding 500 shares)     50,000            50,000
        Total preferred stock                   106,870   6.9     106,975   6.9
LONG-TERM DEBT:
 First mortgage bonds:
   5.33 % Series due 1998                        30,000            30,000
   8.65 % Series due 2000                        80,000            80,000
   6.93 % Series due 2001                        30,000            30,000
   6.85 % Series due 2002                        27,000            27,000
   6.40 % Series due 2003                        80,000            80,000
   8    % Series due 2004                        50,000            50,000
   9.50 % Series due 2021                        75,000            75,000
   7.50 % Series due 2023                        80,000            80,000
   8 3/4% Series due 2027                        50,000            50,000
   9.52 % Series due 2031                        25,000            25,000
   Total first mortgage bonds                   527,000           527,000
  Amount due within one year                      -                   -
   Net first mortgage bonds                     527,000           527,000
 Pollution control revenue bonds:
   7 1/4% Series due 2008                         4,360             4,360
   8.30 % Series 1984 due 2014                   49,800            49,800
   6.05 % Series 1996A due 2026                  68,100            68,100
   Variable Rate Series 1996B due 2026           24,200            24,200
   Variable Rate Series 1996C due 2026           24,000            24,000
      Total pollution control revenue bonds     170,460           170,460
 REA Notes                                        1,597             1,632
   Amount due within one year                       (71)              (71)
 Net REA Notes                                    1,526             1,561
 Subsidiary debt                                  9,000             9,000
 American Falls bond guarantee                   20,560            20,560
 Milner Dam note guarantee                       11,700            11,700
 Unamortized premium/discount - Net              (1,686)           (1,731)
      Total long-term debt                      738,560  47.5     738,550  48.0
TOTAL CAPITALIZATION                         $1,552,853 100.0% $1,540,099 100.0%

The accompanying notes are an integral part of these statements.


                               IDAHO POWER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1.   SUMMARY OF ACCOUNTING POLICIES:

        FINANCIAL STATEMENTS
        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of June 30, 1997 and the consolidated results of operation for the three months, six months and twelve months ended June 30, 1997 and 1996 and the consolidated cash flows for the six months and twelve months ended June 30, 1997 and 1996.
        These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which would be included in full year financial statements and, therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operation for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

2.   COMMITMENTS AND CONTINGENT LIABILITIES:

     Commitments under contracts and purchase orders relating to the Company's program for construction and operation of facilities amounted to approximately $1.5 million at June 30, 1997. The commitments are generally revocable by the Company subject to reimbursement of manufacturers' expenditures incurred and/or other termination charges.

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


3.   REGULATORY ISSUES:

     The Company has in place, in its Idaho jurisdiction, a PCA mechanism which provides for Idaho's retail customer rates to be adjusted annually to reflect the Idaho share of forecasted net power supply costs. Deviations from forecasted costs are deferred with interest and then adjusted (trued-up) in the subsequent year. Better water conditions and milder weather have resulted in the Company currently recording a PCA credit of $0.6 million at June 30, 1997. This credit reflects power supply costs below those projected in the 1997 PCA forecast.
     The current deferred balance is adjusted monthly as actual conditions are compared to the forecasted net power supply costs.

     The  Company  filed  its 1997 PCA application  on  April  15,
     1997, requesting  a change  in the  Idaho jurisdiction  PCA  rate.
     The combined effect of this year's PCA change with the revenue sharing mechanism described below will decrease current Company revenues $2.6 million and decrease rates an average of 0.63 percent. The proposed revenues from Idaho retail customers are $20.2 million below what would be recovered from the base rates established in past regulatory proceedings.

     Under Order No. 26216, when the Company's actual earnings in the Idaho jurisdiction in a given year exceed an 11.75 percent return on year-end common equity, the Company will refund 50 percent of the excess at the same time it makes its next PCA adjustment. In 1996, the Company set aside approximately $4.9 million of revenue for the benefit of its Idaho customers. Of this amount, $3.5 million is being used to reduce rates and $1.4 million was applied against regulatory assets.

     As a result of this order, the Company has provided for a reserve for possible rate refund to customers for 1997. The reserve has been established anticipating that the Company's earnings will exceed the
     11.75 percent threshold for the year 1997.

4.   FINANCING:
     The Company currently has a $200,000,000 shelf registration statement which can be used for both First Mortgage Bonds (including Medium Term Notes) and Preferred Stock. In 1996, the Company issued $30,000,000 and $27,000,000 principal amount of Secured Medium Term Notes, due 2001 and 2002, respectively. These transactions have reduced the remaining balance of the shelf registration to $143,000,000 at June 30, 1997.

5.   INCOME TAXES:
     The  effective tax rate for the first six months decreased from
     36.3 percent in 1996 to 33.6 percent in 1997. A reconciliation between the statutory federal income tax rate and the effective rate for the six months ended June 30:
                                            1997             1996
                                       Amount   Rate     Amount   Rate
     Computed income taxes based on
       statutory federalincome tax
       rate                            $26,567  35.0 %  $29,238  35.0 %
     Changes in taxes resulting from:
       Current state income taxes.       3,179   4.2      3,760   4.5
       Net depreciation                  2,937   3.9      2,015   2.4
       Investment tax credits restored  (1,439) (1.9)    (1,409) (1.7)
       Repair allowance                 (1,564) (2.1)    (1,720) (2.0)
       Low income housing credit        (2,242) (3.0)       -       -
       Other                            (1,952) (2.5)    (1,590) (1.9)

                                       $25,487  33.6 %  $30,294  36.3 %

6.   NEW ACCOUNTING PRONOUNCEMENTS:

     In February 1997, the FASB issued SFAS No. 128, Earnings Per Share. This statement is effective for financial statements for both
     interim  and  annual periods ending after December  15,  1997.   The
     objective of the statement is to simplify the computations of earnings per share. The Company does not expect the adoption of this statement to have a significant effect on its earnings per share of common stock.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income and No. 131, Disclosures about Segments of an Enterprise and Related Information. These statements are effective for financial statements ending after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report information about reporting segments in annual and interim financial statements. The Company is reviewing these two statements to determine their effects on its reporting requirements.



     INDEPENDENT ACCOUNTANTS' REPORT
     Idaho Power Company
     Boise, Idaho


     We have reviewed the accompanying consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiaries as of June 30, 1997, and the related consolidated statements of income for the three-, six- and twelve-month periods ended June 30, 1997 and 1996 and consolidated statements of cash flows for the six- and twelve month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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


     DELOITTE & TOUCHE LLP
     Portland, Oregon
     July 31, 1997


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Earnings Per Share and Book Value
Earnings per share of common stock were $0.52 for the quarter, a decrease of $0.04 (7.1 percent) from the same quarter last year. Year-to-date earnings per share were $1.29, a decrease of $0.02 (1.5 percent). Earnings for the twelve months ended June 30, 1997 were $2.18 per share, a decrease of $0.32 (12.8 percent) from the twelve months ended June 30, 1996. The twelve-month earnings represent a 11.6 percent earned return on June 30, 1997 common equity, compared to the 13.5 percent earned through June 30, 1996. At June 30, 1997, the book value per share of common stock was $18.81, compared to $18.53 for the same date in 1996.

REVENUES

The following table displays a breakdown of the changes in revenue:

                          Three Months   Six Months   Twelve Months
                              Ended         Ended          Ended
   (Thousands of Dollars)    June 30       June 30        June 30

                        CHANGE  % CHG   CHANGE  % CHG   CHANGE    % CHG
 General Business      $ 4,857    4.1% ($ 1,354) -0.6% ($ 4,225)  -0.9%
 Off-System             21,712  158.2    36,059 105.4    45,821   75.8%
 Other Revenue              22   0.3%       704   4.8%    1,214    4.3%

              Total    $26,591  18.9%   $35,409  12.3%  $42,810    7.5%

The increase in off-system revenue is due primarily to increased trading in the wholesale power markets due to favorable sales margins. Total resale MWH increased 96.4 percent for the quarter, 90.9 percent year-to-date and
79.5 percent for the twelve months ended. The volume and price of these sales depend on the Company's firm energy demand, hydroelectric generating conditions, and market conditions throughout the west.

EXPENSES
Purchased power expenses increased $20.6 million (125.6 percent) for the quarter, $32.0 million (129.8 percent) year-to-date and $39.2 million (63.4 percent) for the twelve months ended. The increase in purchased power was due primarily to increased trading in the wholesale power markets. In addition, strong hydroelectric purchases from CSPP projects $1.8 million for the quarter and $5.1 million for both year-to-date and the twelve months ended.

Fuel expenses increased $3.4 million (45.8 percent) for the quarter, $9.3 million (58.6 percent) year-to-date and $25.2 million (53.0 percent) for the twelve months ended. The increase is primarily the result of increased operation of the Jim Bridger and Valmy coal-fired power plants when wholesale market prices were favorable.

The PCA component of expenses decreased $3.3 million for the quarter, $11.4 million year-to-date and $30.8 million for the twelve months ended. The PCA mechanism reduces expenses when actual power supply costs are above forecast and increases them when power supply costs are below forecast. The PCA is discussed in more detail under the heading "Other Matters."

Other operation expenses increased $5.9 million (18.2 percent) for the quarter, $2.6 million (3.9 percent) year-to-date and $7.4 million (5.8 percent) for the twelve months ended. The increase for the quarter is due primarily to increased administrative expenses ($2.3 million) related to the development of natural gas marketing capabilities and increased transmission and distribution expenses ($1.7 million) related to increased MWH sales.
The year-to-date increase results from increased administration expenses ($0.9 million), transmission and distribution expenses ($0.8 million) and generation expenses ($0.7 million). The change for the twelve-month period is due primarily to increased generation, transmission and distribution expenses ($8.2 million) related to increased MWH sales.

Maintenance expenses increased $3.3 million (31.6 percent) for the quarter, $4.8 million (24.9 percent) year-to-date and $11.4 million (31.7 percent) for the twelve months ended. During 1997, maintenance on the Company's steam power generation facilities was increased, while the Company maximized its use of hydroelectric facilities. For the twelve month period there was also increased maintenance on both transmission and distribution facilities due to facilities damaged or destroyed by natural causes. In addition, maintenance on transmission and distribution facilities increased.

OTHER
Other income decreased $3.8 million for the twelve month period. The decrease was due primarily to decreased sales and profits from Bridger Coal Company.

Total interest costs increased $0.8 million for the quarter, $2.5 million year-to-date and $3.3 million for the twelve months ended. These increases are partly the result of increased borrowings by the Company's subsidiaries and the issuance of $57.0 million of medium term notes by the Company in 1996.

Income taxes decreased by $3.7 million (28.9 percent) for the quarter, $4.8 million (15.9 percent) year-to-date and $6.2 million (11.7 percent) for the twelve months ended. The decreases are due to decreases in Net Income Before Taxes and increases in affordable housing tax credits, which increased $0.9 million for the quarter, $1.6 million year-to-date and $2.7 million for the twelve months ended. For the twelve months ended, these factors were partially offset by adjustments made to prior period accruals.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW
For the six months ended June 30, 1997, the Company generated $80.5 million in net cash from operations. After deducting for both common and preferred dividends, net cash generation from operations provided approximately $41.9 million for the Company's construction program and other capital requirements.


CASH EXPENDITURES
Idaho Power estimates that its cash construction program for 1997 will require approximately $89.0 million. This estimate is subject to revision in light of changing economic, regulatory, environmental, and conservation factors. During the first six months of 1997, the Company expended approximately $49.6 million for construction. Idaho Power's primary financial commitments and obligations are related to contracts and purchase orders associated with its ongoing construction program. To the extent required, the Company expects to finance these commitments and obligations by using both internally generated funds and externally financed capital. At June 30, 1997, the Company's short-term borrowings totaled $61.5 million.

FINANCING PROGRAM
The Company currently has a $200,000,000 shelf registration statement which can be used for both First Mortgage Bonds (including Medium Term Notes and Preferred Stock. In 1996, the Company issued $30,000,000 and $27,000,000 principal amount of Secured Medium Term Notes, due 2001 and 2002, respectively. These transactions have reduced the remaining balance of the shelf registration to $143,000,000 at June 30, 1997. Idaho Power's objective is to maintain capitalization ratios of approximately 45 percent common equity, 5 to 10 percent preferred stock, and the balance in long-term debt. For the twelve-month period ended June 30, 1997, the Company's consolidated pre-tax interest coverage was 3.26 times.

OTHER MATTERS

POWER COST ADJUSTMENT
Since 1993, the IPUC has permitted Idaho Power to use a PCA mechanism in its Idaho jurisdiction. The PCA enables the Company to collect or to refund a portion of the difference between net power supply costs actually incurred and those allowed in the Company's base rates. The current balance is adjusted monthly as actual conditions are compared to the PCA forecasted net power supply costs. For the period May 1997 through May 1998, the Company implemented rate adjustments reducing Idaho jurisdictional customers' PCA revenues by $2.6 million by decreasing rates at an average of 0.63 percent, including the true-up for the PCA period May 1996 through May 1997 and a $3.5 million refund per IPUC Order No. 26216 (see Regulatory Settlement section below). The revenues for Idaho retail customers are $20.2 million below what would be recovered from the base rates established in past regulatory proceedings. The reduction reflects anticipated below normal power supply costs in the coming year due to above average hydroelectric generating conditions. Better water conditions and milder weather have resulted in the Company currently recording a PCA credit of $0.6 million at June 30, 1997. This credit reflects power supply costs below those projected in the 1997 PCA forecast. The current deferred balance is adjusted monthly as actual conditions are compared to the forecasted net power supply costs.

REGULATORY SETTLEMENT
Under the terms of an IPUC Settlement in effect though 1999, when the Company's actual earnings on year-end common equity exceed 11.75 percent, the Company will refund 50 percent of the excess to Idaho's retail rate payers. In 1996 the Company set aside $4.9 million of revenue for the benefit of its Idaho customers. With the approval of the IPUC, $3.5 million of this amount has been used to reduce customer revenues for the period May 16, 1997 to May 15, 1998. The remaining $1.4 million has been retained from sharing and applied against the regulatory asset balance of Idaho demand side conservation expenditures. This amount represents the carrying charge (interest) applied to the Idaho jurisdictional demand side conservation expenditures during 1996.

As a result of this order, the Company has provided a reserve for possible rate refund to customers for 1997. The reserve has been established anticipating that the Company's earnings will exceed the 11.75 percent threshold for the year 1997.

NEZ PERCE LAWSUIT
In 1996, Idaho Power's Board of Directors and the Nez Perce Tribe approved an Agreement between the Company and the Tribe which would resolve a civil lawsuit filed against Idaho Power in December of 1991, in the United States District Court for the District of Idaho, regarding alleged damages to the Tribe's treaty reserved fishing rights. On March 21, 1997, the Court entered a judgment which incorporated the terms of the Agreement. In accordance with the judgment, the Company paid the Tribe $5 million plus agreed upon interest on March 28, 1997 The Tribe moved for the dismissal of their legal action against the Company and such motion was granted on ______. Additional terms of the agreement require that Idaho Power pay the Tribe $1,625,000 each year for the next four years.

PRECIPITATION AND STREAMFLOWS
Idaho Power monitors the effect of precipitation and streamflow conditions on Brownlee Reservoir, the water source for the three Hells Canyon hydroelectric projects. In a typical year, these three projects combine to produce about half of the Company's generated electricity. Precipitation in the Company's service territory was near normal levels for the first six months of 1997.
At July 1, 1997, reservoir storage above Brownlee was 98 percent of capacity and 114 percent of average, compared to last year's 97 percent of capacity and 114 percent of average for the same period. The U.S. Army Corps of Engineers coordinates flood control activities of the Company's water resources based upon streamflow forecasts. This year, due to high mountain snowpacks, the Company was required to draft water from Brownlee Reservoir to make space for holding anticipated flood flows. The reservoir was drafted empty in early May and was refilled by the end of June. Inflows into Brownlee result from a combination of precipitation, storage, and ground water conditions. At July 1, 1997, the Company estimated that 9.8 MAF of water will flow into Brownlee Reservoir during the April-July runoff period, compared to 8.3 MAF for 1996. This figure represents approximately 204 percent of the 69-year median of 4.81 MAF.


COMPETITION AND STRATEGIC PLANNING
Competition is increasing in the electric utility industry. The Company is attempting to anticipate and integrate into its operations legislative, regulatory, environmental, competitive, or technological changes. With its low energy production costs, Idaho Power is well-positioned to enter a more competitive environment and is taking action to preserve its low-cost competitive advantage.

As required by the Idaho legislature, the IPUC has begun an investigation into the unbundling of costs into its various delivery and energy components. The Company believes that the unbundling of costs will create a real means for our customers to compare energy prices and that cost unbundling will facilitate the establishment of more accurate price signals for service components. In July, 1977 the Company distributed its initial cost unbundling study to the IPUC and other interested parties.

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

MARKETING BUSINESS UNIT
To accommodate its customers and allow it to compete in the rapidly evolving competitive market, the Company formed a Marketing Business Unit in January 1997. This new business unit is responsible for all purchases and sales of energy, market research, and planning and implementation of marketing strategies. The Marketing Business Unit has been charged with developing an organization with the capability to service our customers' total energy needs.

It is the intent of the Company to be a competitive energy provider including both electricity and gas. The Company has opened a gas trading office in Houston, Texas to service the southern and eastern United States gas markets, and its Boise Office is servicing the Northwest. The Company began trading natural gas in the second quarter of 1997. Natural gas volumes for the second quarter are minimal, but the Company plans to be moving volumes of up to 300,000 mmbtu's per day by year-end. The Company will manage the price risk of its energy trading operations using the most cost effective and efficient risk management tools available including financial products such as swaps, caps, collars and futures instruments.

SNOHOMISH COUNTY PUBLIC UTILITY DISTRICT ALLIANCE
The Company and Snohomish County Public Utility District formed an alliance to jointly develop and market new products and services under the terms of MOU signed May 29, 1997. The alliance is intended to provide the Company the opportunity to better serve its existing customers and to maintain its independence. The Company anticipates forming additional alliances when practical.

YEAR 2000 COSTS
Idaho Power, like most other companies, will be required to modify signigicant portions of its computer software so that it functions properly in the year 2000. The Company is expending significant resources to assure that its computer systems are able to deal with transactions that occur in 2000 and beyond. Failure to adequately prepare for these transactions could have a material impact on the Company's ability to conduct its business. Maintenance and modification costs related to this issue will be expensed as incurred, and new software will be capitalized and amortized over its useful life.

OFFICER CHANGES
In July, 1997, Idaho Power's Board of Directors named Jan B. Packwood to succeed the retiring Larry R. Gunnoe as President and Chief Operating Officer of the Company, effective September 1, 1997. Packwood currently serves as an executive vice president and has been employed by the Company for 27 years. Gunnoe, employed by the Company since 1968, has been President and Chief Operating Officer since 1990.

NEW ACCOUNTING PRONOUNCEMENTS
In February 1997, the FASB issued SFAS no. 128, Earnings Per Share. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. The objective of the statement is to simplify the computations of earnings per share. The Company does not expect the adoption of this statement to have a significant effect on its earnings per share.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income and No. 131, Disclosures about Segments of an Enterprise and Related Information. These statements are effective for financial statements ending after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report information about reporting segments in annual and interim financial statements. The Company is reviewing these two statements to determine their effects on its reporting requirements.

PART II-OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       (a) Regular annual meeting of the Company's stockholders, held May 7, 1997 in Boise, Idaho.
       (b)  Directors elected at the meeting for a three-year term:
                Larry R. Gunnoe
                Peter T. Johnson
                Joseph W. Marshall
                Peter S. O'Neill

             Continuing Directors:
                Roger L. Breezley
                Evelyn Loveless
                John B.Carley
                Jon H. Miller
                Jack K. Lemley
                Phil Soulen
                Gene C. Rose
                Robert T. Bolinder

        (c)(1)  a) To elect four Director Nominees; and
                b) To ratify the selection of Deloitte & Touche LLP (D&T) as independent auditors for the fiscal year ending
                   December 31, 1997.
                c) To transact such other business that may properly come
                   before the meeting.

           (2)  Director Nominees

           Class of Stock          For       Withhold     Total Voted

           Common               31,855,266    585,206      32,440,472
           4% Preferred          2,438,660     98,380       2,537,040
           7.68% Preferred         140,375        443         140,818
                    Total       34,434,301    684,029      35,118,330

                Proposal to Ratify Selection of D&T as Independent Auditors

           Class of Stock           For      Against   Abstain  Total Voted

           Common                31,802,262  258,072   380,138   32,440,472
           4% Preferred           2,443,740   27,200    66,100    2,537,040
           7.68% Preferred          139,223      200     1,395      140,818
                Total            34,385,225  285,472   447,633   35,118,330

           (3)  Election of Directors

            Name                Votes For     Votes Withheld

            Larry R. Gunnoe     34,437,315        681,015
            Peter T. Johnson    34,572,565        545,765
            Joseph W. Marshall  34,476,434        641,896
            Peter S. O'Neill    34,489,541        628,789


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

EXHIBIT   FILE NUMBER   AS EXHIBIT
*3(a)     33-00440      4(a)(xiii) Restated Articles of Incorporation of
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

*4(a)(ii)                          Supplemental Indentures to Mortgage and
                                   Deed of Trust:

                                   NUMBER          DATED
           1-MD         B-2-a      First           July 1, 1939
           2-5395       7-a-3      Second          November 15, 1943
           2-7237       7-a-4      Third           February 1, 1947
           2-7502       7-a-5      Fourth          May 1, 1948
           2-8398       7-a-6      Fifth           November 1, 1949
           2-8973       7-a-7      Sixth           October 1, 1951
           2-12941      2-C-8      Seventh         January 1, 1957
           2-13688      4-J        Eighth          July 15, 1957
           2-13689      4-K        Ninth           November 15, 1957
           2-14245      4-L        Tenth           April 1, 1958
           2-14366      2-L        Eleventh        October 15, 1958
           2-14935      4-N        Twelfth         May 15, 1959
           2-18976      4-O        Thirteenth      November 15, 1960
           2-18977      4-Q        Fourteenth      November 1, 1961
           2-22988      4-B-16     Fifteenth       September 15, 1964
           2-24578      4-B-17     Sixteenth       April 1, 1966
           2-25479      4-B-18     Seventeenth     October 1, 1966
           2-45260      2(c)       Eighteenth      September 1, 1972
           2-49854      2(c)       Nineteenth      January 15, 1974
           2-51722      2(c)(i)    Twentieth       August 1, 1974
           2-51722      2(c)(ii)   Twenty-first    October 15, 1974
           2-57374      2(c)       Twenty-second   November 15, 1976
           2-62035      2(c)       Twenty-third    August 15, 1978
          33-34222      4(d)(iii)  Twenty-fourth   September 1, 1979
          33-34222      4(d)(iv    Twenty-fifth    November 1, 1981
          33-34222      4(d)(v)    Twenty-sixth    May 1, 1982
          33-34222      4(d)(vi)   Twenty-seventh  May 1, 1986
          33-00440      4(c)(iv)   Twenty-eighth   June 30, 1989
          33-34222      4(d)(vii)  Twenty-ninth    January 1, 1990
          33-65720      4(d)(iii)  Thirtieth       January 1, 1991
          33-65720      4(d)(iv)   Thirty-first    August 15, 1991
          33-65720      4(d)(v)    Thirty-second   March 15, 1992
          33-65720      4(d)(vi)   Thirty-third    April 16, 1993
           1-3198       4          Thirty-fourth   December 1, 1993
           Form 8-K
           Dated 12/17/93

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

*10(a)    2-51762       5(a)       Agreement, dated April 20, 1973,
                                   between the Company and FMC Corporation.

*10(a)(i) 2-57374       5(b)       Letter Agreement, dated October 22,
                                   1975, relating to agreement filed as
                                   Exhibit 10(a).

*10(a)(ii)  2-62034     5(b)(i)    Letter Agreement, dated December 22,
                                   1976, relating to agreement filed as
                                   Exhibit 10(a).

*10(a)(iii)33-65720    10(a)       Letter Agreement, dated December 11,
                                   1981, relating to agreement filed as
                                   Exhibit 10(a).

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

*10(i)(ii) 1-3198      10(i)(ii)   Third Restated and Amended Coal Sales
           Form 10-Q               Agreement, dated January 1, 1996,
           for 3/31/96             among Bridger Coal Company and
                                   PacifiCorp (dba Pacific Power &
                                   Light Company) and the Company.

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

*10(k)(ii) 2-62034      5(t)       Amendment, dated September 30, 1977,
                                   relating to agreement filed as
                                   Exhibit 10(k).

*10(k)(iii)2-62034      5(u)       Amendment, dated October 31, 1977,
                                   relating to agreement filed as
                                   Exhibit 10(k).

*10(k)(iv) 2-62034      5(v)       Amendment, dated January 23, 1978,
                                   relating to agreement filed as
                                   Exhibit 10(k).

*10(k)(v) 2-62034       5(w)       Amendment, dated February 15, 1978,
                                   relating to agreement filed as
                                   Exhibit 10(k).

*10(k)(vi)2-68574       5(x)       Amendment, dated September 1, 1979,
i)                                 relating to agreement filed as
                                   Exhibit 10(k).

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

*10(n)(i)1 1-3198      10(n)(i)    The Revised Security Plans for Senior
           Form 10-K               Management Employees and for
           for 1994                Directors-a non-qualified, deferred
                                   compensation plan effective November
                                   30, 1994.

*10(n)(ii)1 1-3198     10(n)       The Executive Annual Incentive Plan
            Form 10-K              for senior management employees
            for 1994               effective January 1, 1995.

*10(n)(iii)1 1-3198    10(n)       The 1994 Restricted Stock Plan for
            Form 10-K              officers and key executives effective
            for 1994               July 1, 1994.

*10(n)(iv)1 1-3198     10(n)(iv)   The Revised Security Plans for Senior
            Form 10-K              Management Employees and for
            for 1996               Directors-a non-qualified, deferred
                                   compensation plan effective August 1, 1996.

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

*10(p)     33-65720     10(g)      Power Sales Contact, dated August 25,
                                   1981, including amendments, among the
                                   United States of America Department of
                                   Energy acting by and through the
                                   Bonneville Power Administration, and
                                   the Company.
*1 Compensatory Plan


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

27                                 Financial Data Schedule



         (b) Reports on Form 8-K. No reports on Form 8-K were filed for the six months ended June 30, 1997.

*Previously Filed and Incorporated Herein by Reference


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                     IDAHO POWER COMPANY
                                     (Registrant)



Date  August 4, 1997      By:   /s/  J LaMont Keen
                                     J LaMont Keen
                                     Vice President, Chief Financial
                                     Officer and Treasurer
                                     (Principal Financial Officer and
                                      Principal Accounting Officer)