Form 10-Q
period 1997-09-30
IDAHO POWER CO
filed 1997-11-07
CIK 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1997

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

           Number of shares of Common Stock, $2.50 par value, outstanding as of October 31, 1997 is 37,612,351.


                          IDAHO POWER COMPANY

                                 Index
                                                                  Page No

  Definitions                                                       2

  Part I.  Financial Information:

  Item 1.
  Financial Statements

     Consolidated Statements of Income                            3-5

     Consolidated Balance Sheets                                  6-7

     Consolidated Statements of Cash Flows                        8-9

     Consolidated Statements of Capitalization                     10

     Notes to Consolidated Financial Statements                 11-13

     Independent Accountants' Report                               14

  Item 2.
  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                     15-20

  Part II.  Other Information:

  Item 6.
  Exhibits and Reports on Form 8-K                              21-25

  Signatures                                                       26


  DEFINITIONS

  AFDC                   Allowance For Funds Used During Construction
  BPA                                 Bonneville Power Administration
  CSPP                        Cogeneration and Small Power Production
  FASB                           Financial Accounting Standards Board
  FERC                           Federal Energy Regulatory Commission
  IndeGO                                    Independent Grid Operator
  IPUC                              Idaho Public Utilities Commission
  kWh                                                   kilowatt-Hour
  MAF                                               Million Acre Feet
  MMbtu                                 Million British Thermal Units
  MOU                                     Memorandum of Understanding
  MWH                                                   Megawatt-Hour
  NYMEX                                  New York Mercantile Exchange
  OPUC                             Oregon Public Utilities Commission
  PCA                                           Power Cost Adjustment
  SFAS                    Statement of Financial Accounting Standards
  SWIP                                     Southwest Intertie Project


  FORWARD LOOKING INFORMATION

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                          IDAHO POWER COMPANY
                   Consolidated Statements of Income

                                               Three Months Ended
                                                  September 30,
                                                 1997      1996
                                             (Thousands of Dollars)
REVENUES                                        $217,174  $149,652

EXPENSES:
 Operation:
   Purchased power                               88,392    29,454
   Fuel expense                                  22,756    21,887
   Power cost adjustment                         (6,893)  (11,244)
   Other                                         33,652    32,063
 Maintenance                                     11,958    12,158
 Depreciation                                    18,099    17,652
 Taxes other than income taxes                    5,333     5,902
      Total expenses                            173,297   107,872

INCOME FROM OPERATIONS                           43,877    41,780

OTHER INCOME:
 Allowance for equity funds used during
  construction                                        4        15
 Other - Net                                      2,123     3,561
      Total other income                          2,127     3,576

INTEREST CHARGES:
 Interest on long-term debt                      13,147    13,413
 Other interest                                   1,120     1,286
      Total interest charges                     14,267    14,699
 Allowance for borrowed funds used during
  construction                                     (119)      (91)
      Net interest charges                       14,148    14,608

INCOME BEFORE INCOME TAXES                       31,856    30,748

INCOME TAXES                                     10,715    11,597

NET INCOME                                       21,141    19,151
 Dividends on preferred stock                     1,422     1,954

EARNINGS ON COMMON STOCK                        $19,719   $17,197

AVERAGE COMMON SHARES OUTSTANDING (000)          37,612    37,612
Earnings per share of common stock              $   .52   $   .46
Dividends paid per share of common stock        $  .465   $  .465

The accompanying notes are an integral part of these statements.


                          IDAHO POWER COMPANY
                   Consolidated Statements of Income

                                                Nine Months Ended
                                                   September 30,
                                                  1997      1996
                                              (Thousands of Dollars)

REVENUES                                        $539,595  $436,665

EXPENSES:
 Operation:
   Purchased power                              145,019    54,100
   Fuel expense                                  48,030    37,818
   Power cost adjustment                         (5,961)    1,069
   Other                                        101,567    97,421
 Maintenance                                     35,830    31,273
 Depreciation                                    53,664    52,224
 Taxes other than income taxes                   16,721    15,749
      Total expenses                            394,870   289,654

INCOME FROM OPERATIONS                          144,725   147,011

OTHER INCOME:
 Allowance for equity funds used during
  construction                                        2        12
 Other - Net                                      7,768    10,017
      Total other income                          7,770    10,029

INTEREST CHARGES:
 Interest on long-term debt                      40,110    39,078
 Other interest                                   5,001     3,932
      Total interest charges                     45,111    43,010
 Allowance for borrowed funds used during
  construction                                     (379)     (255)
      Net interest charges                       44,732    42,755

INCOME BEFORE INCOME TAXES                      107,763   114,285

INCOME TAXES                                     36,202    41,891

NET INCOME                                       71,561    72,394
 Dividends on preferred stock                     3,481     5,832

EARNINGS ON COMMON STOCK                        $68,080   $66,562

AVERAGE COMMON SHARES
 OUTSTANDING (000)                               37,612    37,612
Earnings per share of common stock              $  1.81   $  1.77
Dividends paid per share of common stock        $ 1.395   $ 1.395

The accompanying notes are an integral part of these statements.


                          IDAHO POWER COMPANY
                   Consolidated Statements Of Income


                                               Twelve Months Ended

                                                  September 30,
                                               1997           1996
                                              (Thousands of Dollars)

REVENUES                                       $681,376  $571,970

EXPENSES:
 Operation:
   Purchased power                              159,957    67,266
   Fuel expense                                  73,546    52,871
   Power cost adjustment                        (13,889)      389
   Other                                        136,814   130,621
 Maintenance                                     47,288    38,881
 Depreciation                                    71,145    69,496
 Taxes other than income taxes                   21,630    20,313
      Total expenses                            496,491   379,837

INCOME FROM OPERATIONS                          184,885   192,133

OTHER INCOME:
 Allowance for equity funds used during
  construction                                       36        12
 Other - Net                                     10,239    14,324
      Total other income                         10,275    14,336

INTEREST CHARGES:
 Interest on long-term debt                      53,197    51,860
 Other interest                                   6,252     5,220
      Total interest charges                     59,449    57,080
 Allowance for borrowed funds use during
  construction                                     (477)     (516)
      Net interest charges                       58,972    56,564

INCOME BEFORE INCOME TAXES                      136,188   149,905

INCOME TAXES                                     46,403    52,678

NET INCOME                                       89,785    97,227
 Dividends on preferred stock                     5,112     7,814

EARNINGS ON COMMON STOCK                        $84,673   $89,413

AVERAGE COMMON SHARES
 OUTSTANDING (000)                               37,612    37,612
Earnings per share of common stock              $  2.25   $  2.38
Dividends paid per share of common stock        $  1.86   $  1.86

The accompanying notes are an integral part of these statements.


                          IDAHO POWER COMPANY
                      Consolidated Balance Sheets



                                ASSETS

                                          September 30,   December 31,
                                               1997          1996
                                             (Thousands of Dollars)
ELECTRIC PLANT:
 In service (at original cost)                $2,581,517   $2,537,565
   Accumulated provision for depreciation       (930,636)    (886,885)
      In service - Net                         1,650,881    1,650,680
 Construction work in progress                    57,078       42,178
 Held for future use                               1,750        1,773
Electric plant - Net                           1,709,709    1,694,631

INVESTMENTS AND OTHER PROPERTY                    43,152       36,502

CURRENT ASSETS:
 Cash and cash equivalents                        10,255        7,928
 Receivables:
   Customer                                       80,832       34,962
   Allowance for uncollectible accounts           (1,397)      (1,394)
   Notes                                           5,312        5,104
   Employee notes receivable                       4,652        4,486
   Other                                           5,722        8,489
 Accrued unbilled revenue                         25,451       27,709
 Materials and supplies (at average cost)         29,376       24,639
 Fuel stock (at average cost)                      8,136       11,631
 Prepayments                                      15,039       16,165
 Regulatory assets associated with income taxes    3,435        4,397
      Total current assets                       186,813      144,116

DEFERRED DEBITS:
 American Falls and Milner water rights           32,260       32,260
 Company-owned life insurance                     56,057       57,291
 Regulatory assets associated with income taxes  199,087      196,696
 Regulatory assets - other                        89,053       89,507
 Other                                            42,550       44,334
      Total deferred debits                      419,007      420,088


      TOTAL                                   $2,358,681   $2,295,337


The accompanying notes are an integral part of these statements.


                          IDAHO POWER COMPANY
                      Consolidated Balance Sheets



                     CAPITALIZATION & LIABILITIES

                                          September 30,   December 31,
                                               1997          1996
                                            (Thousands of Dollars)
CAPITALIZATION:
 Common stock equity - $2.50 par value
  (shares authorized 50,000,000;
   shares outstanding - 37,612,351)           $692,230    $694,574
 Preferred stock                               106,789     106,975
 Long-term debt                                706,332     738,550
      Total capitalization                   1,505,351   1,540,099

CURRENT LIABILITIES:
 Long-term debt due within one year             30,072          71
 Notes payable                                  58,016      54,016
 Accounts payable                               60,869      36,370
 Taxes accrued                                  30,471      17,304
 Interest accrued                               15,205      15,886
 Deferred income taxes                           3,435       4,397
 Other                                          35,260      12,439
      Total current liabilities                233,328     140,483

DEFERRED CREDITS:
 Regulatory liabilities associated with
  deferred investment tax credits               70,083      71,283
 Deferred income taxes                         424,195     411,890
 Regulatory liabilities associated with
  income taxes                                  33,904      35,028
 Regulatory liabilities - other                    536         616
 Other                                          91,284      95,938
      Total deferred credits                   620,002     614,755

COMMITMENTS AND CONTINGENT LIABILITIES (Note 2)


      TOTAL                                 $2,358,681  $2,295,337

The accompanying notes are an integral part of these statements.


                          IDAHO POWER COMPANY
                 Consolidated Statements Of Cash Flows

                                              Nine Months Ended
                                                September 30,
                                                1997      1996
                                            (Thousands of Dollars)

OPERATING ACTIVITIES:
 Cash received from operations:
   Retail revenues                           $371,947  $378,251
   Wholesale revenues                         119,232    45,093
   Other revenues                              21,411    17,417
 Fuel paid                                    (44,079)  (36,961)
 Purchased power paid                        (111,701)  (52,775)
 Other operation & maintenance paid          (131,786) (132,708)
 Interest paid (includes long and short-term
  debt only)                                  (42,304)  (43,847)
 Income taxes paid                            (27,429)  (30,532)
 Taxes other than income taxes paid           (15,214)  (11,351)
 Other operating cash receipts and
   payments-Net                                (9,539)    3,103
     Net cash provided by operating
      activities                              130,538   135,690
FINANCING ACTIVITIES:
 First Mortgage bonds issued                        -    30,000
 PC bond fund requisitions/Other
  long-term debt                               (2,414)    7,700
 Short-term borrowings - Net                    4,254   (20,000)
 Long-term debt retirement                        (52)  (20,052)
 Preferred stock retirement                      (109)      (81)
 Dividends on preferred stock                  (4,087)   (5,956)
 Dividends on common stock                    (53,481)  (52,443)
 Other sources/(uses)                           1,168    (2,650)
      Net cash - financing activities         (54,721)  (63,482)
INVESTING ACTIVITIES:
 Additions to utility plant                   (73,474)  (58,591)
 Conservation                                    (962)   (2,720)
 Increase in investments                       (2,406)  (14,525)
 Other                                          3,352     2,091
      Net cash - investing activities         (73,490)  (73,745)
Change in cash and cash equivalents             2,327    (1,537)
Cash and cash equivalents beginning of period   7,928     8,468
   Cash and cash equivalents end of period    $10,255    $6,931

RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
 Net income                                   $71,561   $72,394
 Adjustments to reconcile net income
  to net cash:
   Depreciation                                53,664    52,224
   Deferred income taxes                        6,782     2,622
   Changes in operating assets and liabilities:
    Accounts receivable                       (43,474)   (1,325)
    Fuel inventory                              3,495    (2,686)
    Accounts payable                           24,499   (13,356)
    Taxes payable                              13,167    12,752
Other - Net                                       844    13,065
      Net cash provided by operating
       activities                            $130,538  $135,690

The accompanying notes are an integral part of these statements.


                          IDAHO POWER COMPANY
                 Consolidated Statements Of Cash Flows

                                           Twelve Months Ended
                                               September 30,
                                             1997         1996
                                          (Thousands of Dollars)
OPERATING ACTIVITIES:
 Cash received from operations:
   Retail revenues                          $484,200  $488,700
   Wholesale revenues                        140,691    60,947
   Other revenues                             28,462    22,980
 Fuel paid                                  (66,916)  (53,401)
 Purchased power paid                      (129,227)  (65,787)
 Other operation & maintenance paid        (176,132) (167,472)
 Interest paid (includes long and
  short-term debt only)                     (51,730)  (56,787)
 Income taxes paid                          (41,948)  (39,119)
 Taxes other than income taxes paid         (27,317)  (21,866)
 Other operating cash receipts and
  payments-Net                                9,179    11,116
      Net cash provided by operating
       activities                           169,262   179,311
FINANCING ACTIVITIES:
 First mortgage bonds issued                 27,000    30,000
 PC bond fund requisitions/Other
  long-term debt                            114,720     7,700
 Short-term borrowings - Net                 25,254   (18,000)
 Long-term debt retirement                 (116,370)  (20,068)
 Preferred stock retirement                 (26,557)      (98)
 Dividends on preferred stock                (5,981)   (7,968)
 Dividends on common stock                  (70,961)  (69,929)
 Other sources/(uses)                          (326)   (2,640)
      Net cash - financing activities       (53,221)  (81,003)
INVESTING ACTIVITIES:
 Additions to utility plant                (108,528)  (82,855)
 Conservation                                (2,082)   (3,818)
 Increase in investments                     (7,014)  (14,525)
 Other                                        4,907     2,176
      Net cash - investing activities      (112,717)  (99,022)
Change in cash and cash equivalents           3,324      (714)
Cash and cash equivalents beginning of
 period                                       6,931     7,645
      Cash and cash equivalents end of
       period                               $10,255    $6,931

RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
 Net income                                 $89,785   $97,227
 Adjustments to reconcile net income
   to net cash:
   Depreciation                              71,145    69,496
   Deferred income taxes                     11,361     7,656
   Changes in operating assets
    and liabilities:
    Accounts receivable                     (41,283)   (8,158)
    Fuel inventory                            7,613    (3,818)
    Accounts payable                         33,742        10
    Taxes payable                             2,310     8,255
    Interest payable                          3,306     2,339
   Other - Net                               (8,717)    6,304
      Net cash provided by operating
       activities                          $169,262  $179,311

The accompanying notes are an integral part of these statements.


                          IDAHO POWER COMPANY
               Consolidated Statements Of Capitalization

                                         September 30,December 31,
                                            1997        1996
                                        (Thousands of Dollars)
COMMON STOCK EQUITY:
 Common stock                            $94,031              $94,031
 Premium on capital stock                361,759              362,297
 Capital stock expense                    (3,840)              (3,842)
 Retained earnings                       240,280              242,088
      Total common stock equity          692,230   46.0%      694,574   45.1%
PREFERRED STOCK:
 Cumulative, $100 par value:
   4% preferred stock (authorized
    215,000 shares; outstanding:
    1997-167,885, 1996-169,753)           16,789               16,975
   Serial preferred stock 7.68% Series,
   (authorized and outstanding
     150,000 shares)                      15,000               15,000
 Serial preferred stock, without par
 value, authorized 3,000,000 shares:
    7.07% Series, $100 stated value
    (authorized and outstanding
     250,000 shares)                      25,000               25,000
   Auction Rate Preferred Series A
    $100,000 stated value (authorized
     and outstanding 500 shares)          50,000               50,000
      Total preferred stock              106,789    7.1       106,975    6.9
LONG-TERM DEBT:
 First mortgage bonds:
   5.33 % Series due 1998                 30,000               30,000
   8.65 % Series due 2000                 80,000               80,000
   6.93 % Series due 2001                 30,000               30,000
   6.85 % Series due 2002                 27,000               27,000
   6.40 % Series due 2003                 80,000               80,000
   8      % Series due 2004               50,000               50,000
   9.50 % Series due 2021                 75,000               75,000
   7.50 % Series due 2023                 80,000               80,000
   8 3/4% Series due 2027                 50,000               50,000
   9.52 % Series due 2031                 25,000               25,000
    Total first mortgage bonds           527,000              527,000
   Amount due within one year            (30,000)                   -
      Net first mortgage bonds           497,000              527,000
 Pollution control revenue bonds:
   7 1/4% Series due 2008                  4,360                4,360
   8.30 % Series 1984 due 2014            49,800               49,800
   6.05 % Series 1996A due 2026           68,100               68,100
   Variable Rate Series 1996B due 2026    24,200               24,200
   Variable Rate Series 1996C due 2026    24,000               24,000
    Total pollution control revenue
     bonds                               170,460              170,460
 REA Notes                                 1,579                1,632
   Amount due within one year                (72)                 (71)
      Net REA Notes                        1,507                1,561
 Subsidiary debt                           6,766                9,000
 American Falls bond guarantee            20,560               20,560
 Milner Dam note guarantee                11,700               11,700
 Unamortized premium/discount - Net       (1,661)              (1,731)
      Total long-term debt                706,332  46.9       738,550   48.0
TOTAL CAPITALIZATION                   $1,505,351 100.0%   $1,540,099  100.0%

The accompanying notes are an integral part of these statements.


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1.   SUMMARY OF ACCOUNTING POLICIES:

        Financial Statements
        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of September 30, 1997 and the consolidated results of operation for the three months, nine months and twelve months ended September 30, 1997 and 1996 and the consolidated cash flows for the nine months and twelve months ended September 30, 1997 and 1996. These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which would be included in full year financial statements and, therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operation for the interim periods are not necessarily indicative of the results to be expected for the full year.

        Principles of Consolidation
        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Idaho Energy Resources Company (IERCo); Idaho Utility Products Company (IUPCo); IDACORP, Inc.; Ida-West Energy Company (Ida-West); Stellar Dynamics, Inc. (Stellar); and Idaho Power Resources Corporation (IPRC). All significant intercompany transactions and balances have been eliminated in consolidation. Investments in business entities in which the Company and its subsidiaries do not have control, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method.

        Revenues
        To match revenues with associated expenses, the Company accrues unbilled revenues for electric services delivered to customers but not yet billed at month-end.

        Cash and Cash Equivalents
        For purposes of reporting cash flows, cash and cash equivalents include cash on hand and highly liquid temporary investments with original maturity dates of three months or less.

        Management Estimates
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   2.   COMMITMENTS AND CONTINGENT LIABILITIES:

        Commitments under contracts and purchase orders relating to the Company's program for construction and operation of facilities amounted to approximately $1.7 million at September 30, 1997. The commitments are generally revocable by the Company subject to reimbursement of manufacturers' expenditures incurred and/or other termination charges.

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

   3.   REGULATORY ISSUES:

        The Company has a PCA mechanism that provides for annual adjustments to the rates charged to Idaho retail customers. These adjustments are based on forecasts of net power supply costs, and take effect annually on May 16. The difference between the actual costs incurred and the forecasted costs are deferred, with interest, and trued-up in the next annual rate adjustment.

        The 1997-8 forecast anticipates above-average hydroelectric generating conditions. These positive conditions reduce the Company's reliance on higher-cost thermal generation and purchased power. This results in forecasted power supply costs and rates being lower than the base amounts established in past regulatory proceedings The Company's 1997 PCA adjustment, combined with the revenue-sharing mechanism described below, decreased rates 0.63% and will decrease revenue during the current rate period by $2.6 million compared to the 1996-7 rate period. Revenue from Idaho retail customers will be $20.6 million less than what would be recovered if the Company was charging the base rates during this rate period.

        So far in the current rate period, actual power cost expenses have exceeded the forecast. The Company has recorded a regulatory asset of, and decreased expenses by, $9.4 million as of September 30, 1997. The variance that exists at the end of the current rate period will be trued-up in the next annual rate adjustment.

        Under IPUC Order No. 26216, when the Company's actual earnings in the Idaho jurisdiction in a given year exceed an 11.75 percent return on year-end common equity, the Company will refund 50 percent of the excess at the same time it makes its next PCA adjustment. In 1996, the Company set aside approximately $4.9 million of revenue for the benefit of its Idaho customers. Of this amount, $3.5 million is being used to reduce rates and $1.4 million was applied against regulatory assets.

        As a result of this order, the Company has provided for a reserve for possible rate refund to customers for 1997. The reserve has been established anticipating that the Company's earnings will exceed the 11.75 percent threshold for the year 1997.

   4.   FINANCING:

        The Company currently has a $200,000,000 shelf registration statement that can be used for both First Mortgage Bonds (including Medium Term Notes) and Preferred Stock. In 1996, the Company issued $30,000,000 and $27,000,000 principal amount of Secured Medium Term Notes, due 2001 and 2002, respectively. These transactions have reduced the remaining balance of the shelf registration to $143,000,000 at September 30, 1997.

   5.   INCOME TAXES:

        The effective tax rate for the first nine months decreased from 36.7 percent in 1996 to 33.6 percent in 1997. The table below displays a reconciliation between the statutory federal income tax rate of 35.0 percent and the effective tax rates for the nine months ended September 30 (dollars are in thousands):

                                             1997           1996
                                         Amount   Rate   Amount   Rate
        Computed income taxes based on
         statutory federal income tax
         rate                           $37,717   35.0% $40,000   35.0%
        Changes in taxes resulting from:
         Current state income taxes       3,945    3.7    5,195    4.5
        Net depreciation                  4,268    4.0    3,384    3.0
         Investment tax credits restored (2,161)  (2.0)  (2,110)  (1.8)
         Repair allowance                (2,346)  (2.2)  (2,424)  (2.1)
         Low income housing credit       (3,444)  (3.2)  (1,125)  (1.0)
         Other                           (1,777)  (1.7)  (1,029)  (0.9)
                                        $36,202   33.6% $41,891   36.7%

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

        In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income and No. 131, Disclosures about Segments of an Enterprise and Related Information. These statements are effective for financial statements ending after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 redefines standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. The Company is reviewing these two statements to determine their effects on its reporting requirements.







     INDEPENDENT ACCOUNTANTS' REPORT


     Idaho Power Company
     Boise, Idaho


     We have reviewed the accompanying consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiaries as of September 30, 1997, and the related consolidated statements of income for the three-, nine- and twelve-month periods ended September 30, 1997 and 1996 and consolidated statements of cash flows for the nine- and twelve-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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


     DELOITTE & TOUCHE LLP
     Portland, Oregon
     October 31, 1997


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

RESULTS OF OPERATIONS

Earnings Per Share and Book Value
Earnings per share of common stock were $0.52 for the quarter, an increase of $0.06 (13.0 percent) from the same quarter last year. Year-to-date earnings per share were $1.81, an increase of $0.04 (2.3 percent). Earnings for the twelve months ended September 30, 1997 were $2.25 per share, a decrease of $0.13 (5.5 percent) from the twelve months ended September 30, 1996. The twelve-month earnings represent a 12.2 percent earned return on September 30, 1997 common equity, compared to the 13.2 percent earned through September 30, 1996. At September 30, 1997, the book value per share of common stock was $18.40, compared to $18.06 for the same date in 1996.

Electricity Sales
The table below displays a breakdown of changes in MWH sales compared to the prior year:

                         Three           Nine          Twelve
                      Months Ended   Months Ended   Months Ended
(Thousands of MWH)    September 30   September 30   September 30
                     Change  % Chg  Change  % Chg  Change  % Chg
    Residential          9     1.1     15     0.5    141    13.7
    Commercial          25     3.5     85     4.1    124     4.5
    Industrial         (3)    (0.3)    62     1.8    180     4.1
    Irrigation       (176)   (18.4)   (76)   (4.8)   (81)   (4.8)
    Street Lighting      1    12.6      2    10.3      2     9.3
       Total General
        Business      (144)   (4.0)    88     0.9    366     2.9
    Off-system       3,427   544.9  5,726   181.4  6,150   159.9
           Total     3,283    76.9  5,814    44.5  6,516    39.2

The increases in sales to residential and commercial customers were due primarily to an increase in customers served. Residential customers increased 2.8 percent for the quarter, and
3.0 percent for year-to-date and twelve months ended. Commercial customers increased 3.9 percent for the quarter, and 4.2 percent for year-to-date and the twelve months ended.

The decrease in sales to irrigation customers was due primarily to increased precipitation, cooler temperatures, and crop selection in 1997.

The increase in off-system sales was due primarily to increased trading opportunities within the wholesale power markets and to excellent hydroelectric generating conditions.

Revenues
The table below displays a breakdown of changes in revenue compared to the prior year:

                              Three               Nine             Twelve
                           Months Ended       Months Ended       Months Ended
(Thousands of Dollars)     September 30       September 30       September 30
                          Change   % Chg     Change   % Chg     Change   % Chg

General Business        ($3,021)   (2.4)   ($4,376)   (1.2)   ($4,484)   (0.1)
       Off-System        70,600   498.0    106,659   220.4    113,389   178.6
       Other Revenue        (57)    0.7        648     2.9        501     1.7
        Total           $67,522    45.1   $102,931    23.6   $109,406    19.1


The quarterly decrease in general business revenue was due primarily to a $6.0 million decrease in revenue from irrigation customers that resulted from the decrease in MWH sales noted above. This decrease was offset by a $2.6 million decrease in the provision for rate refund discussed below in "Regulatory Settlement."

The year-to-date and twelve-month decreases in general business revenue were due primarily to a decrease in revenue from irrigation customers and decreased rates charged to residential, commercial and industrial customers. Irrigation revenue decreased $2.2 million year-to-date and $2.7 million for the twelve months due to the decrease in MWH sales. The rate decreases were a result of the annual rate adjustments discussed below in "Power Cost Adjustment" and "Regulatory Settlement." These decreases were partially offset by increased MWH sales to residential, commercial, and industrial customers.

The increase in off-system revenue is due primarily to the increased MWH sales noted above.

Expenses
Purchased power expenses increased $58.9 million (200.1 percent) for the quarter, $90.9 million (168.1 percent) year-to-date and $92.7 million (137.8 percent) for the twelve months ended. The increase in purchased power was due primarily to increased trading in the wholesale power markets. In addition, strong hydroelectric generating conditions increased purchases from CSPP projects $5.4 million for the quarter, $10.5 million year-to-date and $10.6 million for the twelve months ended.

Fuel expenses increased $10.2 million (27.0 percent) year-to-date and $20.7 million (39.1 percent) for the twelve months ended. The increases were due primarily to increased operation of the Jim
Bridger, Valmy and Boardman coal-fired power plants when wholesale market prices were favorable.

The PCA component of expenses increased $4.4 million for the quarter, and decreased $7.0 million year-to-date and $14.3 million for the twelve months ended. The PCA mechanism reduces expenses when actual power supply costs are above forecast and increases them when power supply costs are below forecast. The PCA is discussed below in "Power Cost Adjustment."

Other operation expenses increased $1.6 million (5.0 percent) for the quarter, $4.1 million (4.3 percent) year-to-date and $6.2 million (4.7 percent) for the twelve months ended. The increase for the quarter is due primarily to a $0.7 million increase in wheeling related to increased off-system sales and $0.5 million from development of the Company's marketing capabilities. Year-to-date, marketing expenses increased $2.2 million and wheeling expense increased $1.3 million. For the twelve months ended, power generation expenses increased $2.8 million, marketing increased $2.2 million, and wheeling expense increased $1.8 million.

Maintenance expenses increased $4.6 million (14.6 percent) year-to-date and $8.4 million (21.6 percent) for the twelve months ended. Maintenance on the Company's steam power generation facilities increased $2.6 million year-to-date and $3.1 million for the twelve months. This increase was due primarily to more comprehensive overhauls being performed on the thermal plants. Maintenance on transmission and distribution facilities increased $0.9 million year-to-date and $4.1 million for the twelve months due primarily to facilities damaged or destroyed by natural causes.

Other
Other income decreased $1.4 million (40.4 percent) for the quarter, due primarily to a $0.7 decrease in interest income from temporary investments held in 1996 and to $0.5 million in losses from gas trading operations.

Other income decreased $2.3 million (22.5 percent) year-to-date and 4.1 million (28.3 percent) for the twelve months ended. Decreased revenue from Bridger Coal Company reduced other income $1.5 million year-to-date and $1.3 million for the twelve months. Decreased revenue from a large construction project completed in the third quarter of 1996 reduced other income by $0.9 million year-to-date and $1.9 million for the twelve months.

Net interest charges increased $2.0 million year-to-date and $2.4 million for the twelve months ended. These increases were primarily the result of the issuance of $57.0 million of medium term notes by the Company in 1996 and of increased borrowings by the Company's subsidiaries.

Income taxes decreased $5.7 million (13.6 percent) year-to-date and $6.3 million (11.9 percent) for the twelve months ended. The decreases were due primarily to decreased net income and to increases in affordable housing tax credits, which increased $2.3 million year-to-date and $3.0 million for the twelve months ended.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow
For the nine months ended September 30, 1997, the Company generated $130.5 million in net cash from operations. After deducting for both common and preferred dividends, net cash generation from operations provided approximately $73.0 million for the Company's construction program and other capital requirements.

Cash Expenditures
Idaho Power estimates that its cash construction program for 1997 will require approximately $89.0 million. This estimate is subject to revision in light of changing economic, regulatory, environmental, and conservation factors. During the first nine months of 1997, the Company expended approximately $73.5 million for construction. Idaho Power's primary financial commitments and obligations are related to contracts and purchase orders associated with its ongoing construction program. To the extent required, the Company expects to finance these commitments and obligations by using both internally generated funds and externally financed capital. At September 30, 1997, the Company's short-term borrowings totaled $58.0 million.

Financing Program
The Company currently has a $200,000,000 shelf registration statement that can be used for both First Mortgage Bonds (including Medium Term Notes) and Preferred Stock. In 1996, the Company issued $30,000,000 and $27,000,000 principal amount of Secured Medium Term Notes, due 2001 and 2002, respectively.
These transactions have reduced the remaining balance of the shelf registration to $143,000,000 at September 30, 1997. Idaho Power's objective is to maintain capitalization ratios of approximately 45 percent common equity, 5 to 10 percent preferred stock, and the balance in long-term debt. For the twelve-month period ended September 30, 1997, the Company's consolidated pre-tax interest coverage was 3.29 times.


OTHER MATTERS

Power Cost Adjustment
The Company has a PCA mechanism that provides for annual adjustments to the rates charged to Idaho retail customers. These adjustments are based on forecasts of net power supply costs, and take effect annually on May 16. The difference between the actual costs incurred and the forecasted costs are deferred, with interest, and trued-up in the next annual rate adjustment.

The 1997-8 forecast anticipates above-average hydroelectric generating conditions. These positive conditions reduce the Company's reliance on higher-cost thermal generation and purchased power. This results in forecasted power supply costs and rates being lower than the base amounts established in past regulatory proceedings The Company's 1997 PCA adjustment, combined with the revenue-sharing mechanism described below, decreased rates 0.63% and will decrease revenue during the current rate period by $2.6 million compared to the 1996-7 rate period. Revenue from Idaho retail customers will be $20.6 million less than what would be recovered if the Company was charging the base rates during this rate period.

So far in the current rate period, actual power cost expenses have exceeded the forecast. The Company has recorded a regulatory asset of, and decreased expenses by, $9.4 million as of September 30, 1997. The variance that exists at the end of the current rate period will be trued-up in the next annual rate adjustment.

Regulatory Settlement
Under the terms of an IPUC Settlement in effect though 1999, when the Company's actual earnings in the Idaho jurisdiction exceeds an 11.75 percent return on year-end common equity, the Company will refund 50 percent of the excess to Idaho's retail ratepayers. In 1996, the Company set aside $4.9 million of revenue for the benefit of its Idaho customers. With the approval of the IPUC, $3.5 million of this amount has been used to reduce customer revenues for the period May 16, 1997 to May 15, 1998. The remaining $1.4 million was retained from sharing and applied against the regulatory asset balance of Idaho demand side conservation expenditures. This amount represents the carrying charge (interest) applied to the Idaho jurisdictional demand side conservation expenditures during 1996.

As a result of this order, the Company has provided a reserve for possible rate refund to customers for 1997. The reserve has been established anticipating that the Company's earnings will exceed the 11.75 percent threshold for the year 1997.

Nez Perce Lawsuit
In 1996, Idaho Power's Board of Directors and the Nez Perce Tribe approved an Agreement between the Company and the Tribe which would resolve a civil lawsuit filed against Idaho Power in December of 1991, in the United States District Court for the District of Idaho, regarding alleged damages to the Tribe's
treaty-reserved fishing rights.   On March 21, 1997, the Court
entered a judgment that incorporated the terms of the Agreement. In accordance with the judgment, the Company paid the Tribe $5 million plus agreed upon interest on March 28, 1997. Additional terms of the judgment require that Idaho Power pay the Tribe $1,625,000 each year for the next four years.

Precipitation and Streamflows
Idaho Power monitors the effect of precipitation and streamflow conditions on Brownlee Reservoir, the water source for the three Hells Canyon hydroelectric projects. In a typical year, these three projects combine to produce about half of the Company's generated electricity.

Inflows into Brownlee result from a combination of precipitation, storage, and ground water conditions. At August 1, 1997, the Company observed that 9.8 MAF of water flowed into Brownlee Reservoir during the April-July runoff period, compared to 8.3 MAF for 1996. This figure represents approximately 204 percent of the 69-year median of 4.81 MAF.

Competition and Strategic Planning
Competition is increasing in the electric utility industry. The Company is attempting to anticipate and integrate into its operations legislative, regulatory, environmental, competitive, or technological changes. With its low energy production costs, Idaho Power is well positioned to enter a more competitive environment and is taking action to preserve its low-cost competitive advantage.

As required by the Idaho legislature, the IPUC has begun an investigation into the unbundling of costs into its various delivery and energy components. The Company believes cost unbundling will allow our customers to compare energy prices and will facilitate the establishment of more accurate price signals for service components. In July 1997 the Company distributed its initial cost unbundling study to the IPUC and other interested parties. The Company, along with other Idaho utilities, will provide revised cost unbundling information to the IPUC by December 1, 1997.

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

Marketing Business Unit
The Company formed a Marketing Business Unit in January 1997.
This new business unit is responsible for all purchases and sales of energy, market research, and planning and implementation of marketing strategies.

It is the intent of the Company to be a competitive energy provider, including both electricity and gas. The Company has opened a gas trading office in Houston, Texas to serve the southern and eastern United States gas markets; the Boise, Idaho office is serving the Northwest and Canadian markets.

The Company began trading natural gas in the second quarter of 1997. Trading volumes in the second quarter were minimal, but averaged approximately 150,000 mmbtu's per day in the third quarter. Revenue from gas sales in the third quarter was $29.7 million. The Company expects volumes to continue to increase through 1997.

Electricity trading continued to increase in the third quarter, with
4.1 million MWH being sold off-system resulting in $84.8 million in sales. While a portion of the rise in sales is due to excellent hydroelectric conditions, the majority of the increase is due to an increase in trading opportunities within the power markets.

The Company will manage the price risk of its energy trading operations using risk management tools including financial products such as swaps, caps, collars and futures instruments. The Company began using NYMEX gas futures contracts in the third quarter and anticipates an increase in natural gas futures and derivatives trading for the purposes of hedging physical positions and taking advantage of basis movements in natural gas prices. At September 30, 1997, the Company's use of financial instruments did not have a material effect on its financial statements.

Snohomish County Public Utility District Alliance
The Company and Snohomish County Public Utility District formed an alliance to jointly develop and market new products and services under the terms of a MOU signed May 29, 1997. The alliance is intended to provide the Company the opportunity to better serve its existing customers and to maintain its independence. The Company anticipates forming additional alliances when practical.

Year 2000 Costs
Idaho Power, like most other companies, will be required to modify significant portions of its computer software so that it functions properly in the year 2000. The Company is expending significant resources to ensure that its computer systems are able to deal with transactions that occur in 2000 and beyond. Failure to adequately prepare for these transactions could have a material impact on the Company's ability to conduct its business. Maintenance and modification costs related to this issue will be expensed as incurred, and new software will be capitalized and amortized over its useful life.

Officer Changes
In July 1997, Idaho Power's Board of Directors named Jan B.
Packwood to succeed the retiring Larry R. Gunnoe as President and Chief Operating Officer of the Company, effective September 1,
1997.

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

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income and No. 131, Disclosures about Segments of an Enterprise and Related Information. These statements are effective for financial statements ending after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 redefines standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. The Company is reviewing these two statements to determine their effects on its reporting requirements.

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

______________________
1 Compensatory Plan


*10(n)(iii)1  1-3198      10(n)(iii) The 1994 Restricted Stock Plan for
              Form 10-K              officers and key executives
              for 1994               effective July 1, 1994.

*10(n)(iv)1   1-3198      10(n)(iv)  The Revised Security Plans for
              Form 10-K              Senior Management Employees and for
              1996                   Directors-a non-qualified, deferred
                                     compensation plan effective August
                                     1, 1996.

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

______________________
1 Compensatory Plan

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

27                                   Financial Data Schedule

         (b) Reports on Form 8-K. No reports on Form 8-K were filed for the three months ended September 30, 1997.

*Previously Filed and Incorporated Herein by Reference







SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     IDAHO POWER COMPANY
                                     (Registrant)



Date  November 7, 1997    By:   /s/  J LaMont Keen
                                     J LaMont Keen
                                     Vice President, Chief Financial
                                     Officer and Treasurer
                                     (Principal Financial Officer and
                                      Principal Accounting Officer)