Form 10-K
period 1997-12-31
IDAHO POWER CO
filed 1998-03-13
CIK 49648

TABLE OF CONTENTS


PART I

                                                             PAGE

 ITEM 1. BUSINESS                                              2
         THE COMPANY                                           2
         POWER SUPPLY                                          4
         FUEL                                                  8
         WATER RIGHTS                                          9
         REGULATION                                           10
         ENVIRONMENTAL REGULATION                             10
         RATES                                                12
         CONSTRUCTION PROGRAM                                 13
         FINANCING PROGRAM                                    14
 ITEM 2. PROPERTIES                                           15
 ITEM 3. LEGAL PROCEEDINGS                                    17
 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  19

 EXECUTIVE OFFICERS OF THE REGISTRANT                         19

PART II

 ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
 STOCKHOLDER MATTERS                                          21
 ITEM 6. SELECTED FINANCIAL DATA                              22
 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS                          24
 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA          36
 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
 ACCOUNTING AND FINANCIAL DISCLOSURE                          59

PART III

 ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*  59
 ITEM 11.EXECUTIVE COMPENSATION*                              59
 ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT*                               59
 ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*      59

PART IV

 ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
 FORM 8-K                                                     59

 SIGNATURES                                                   66

 *INCORPORATED BY REFERENCE.



        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-K

(Mark One)

X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
    THE SECURITIES
      EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997
                               OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 For the transition period from
 .................................................................
                               to
 .................................................................
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


Aggregate market value of voting and non-voting common stock
held by nonaffiliates (January 31, 1998)     $1,331,222,000

Number of shares of common stock outstanding at February 28, 1998
37,612,351

Documents Incorporated by Reference:

Part III, Item 10   Portions of the joint definitive proxy
statement and prospectus of the Registrant and IDACORP.
Item 11   Inc. to be filed pursuant to Regulation 14A for the
1998 Annual Meeting of Shareowners to be          Item 12   held
on May 6, 1998.
     Item 12
     Item 13

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

     General -
Idaho Power Company (Company) is an electric public utility incorporated under the laws of the state of Idaho in 1989 as successor to a Maine corporation organized in 1915. The Company is engaged in the generation, purchase, transmission, distribution and sale of electric energy in an approximate 20,000-square-mile area in southern Idaho, eastern Oregon and northern Nevada, with an estimated population of 772,000. The Company holds franchises in approximately 70 cities in Idaho and ten cities in Oregon, and holds certificates from the respective public utility regulatory authorities to serve all or a portion of 28 counties in Idaho, three counties in Oregon and one county in Nevada. As of December 31, 1997, the Company supplied electric energy to 363,085 general business customers and employed 1,707 people in its operations (1,615 full-time).

The Company's results of operations, like those of certain other utilities in the Northwest, can be significantly affected by changing weather, precipitation and streamflow conditions. With the implementation of a power cost adjustment mechanism (PCA) in the Idaho jurisdiction in 1993, which includes a major portion of the operating expenses with the largest variation potential (net power supply costs), the Company's operating results are more dependent upon general regulatory, economic, temperature and competitive conditions and less on precipitation and streamflow conditions. Variations in energy usage by ultimate customers occur from year to year, from season to season and from month to month within a season, primarily as a result of weather conditions.

The Company operates 17 hydro power plants and shares ownership in three coal-fired generating plants (see Item 2 - "Properties"). The Company relies heavily on hydroelectric power for its generating needs and is one of the nation's few investor-owned utilities with a predominantly hydro base. The Company has participated in the development of thermal generation in Wyoming, Oregon and Nevada using low-sulfur coal from Wyoming and Utah.

For the twelve months ended December 31, 1997, total system electric revenues from residential customers accounted for 27 percent of the Company's total operating revenues. Commercial customers with less than 1,000 kiloWatt (kW) demand accounted for 15 percent, industrial customers with 1,000 kW demand and over accounted for 15 percent and irrigation customers accounted for 8 percent. Off-system and interchange arrangements accounted for 32 percent and other operating revenues accounted for 3 percent.

The Company's principal commercial and industrial customers are involved in: elemental phosphorus production; food processing; phosphate fertilizer production; electronics and general manufacturing; lumber; beet sugar refining; and the recreation industry, such as lodges, condominiums, ski lifts and related facilities, including those at the Sun Valley resort area.

The off-system revenue percentage increased in 1997 due primarily to increases in electricity trading activity. The Company's firm energy demand, hydroelectric generating conditions and market conditions throughout the West also affect the volume and price of off-system sales.

The Company intends to be a competitive energy provider, including both electricity and natural gas. In 1997, the Company opened gas trading offices in Houston, Texas to serve the southern and eastern United States and Boise, Idaho to serve the northwest and Canadian markets. The Company has also significantly increased its participation in the wholesale electricity markets.


     Subsidiaries -
Ida-West Energy Company (Ida-West), was formed in 1989 to participate through partnership interests in cogeneration and small power production (CSPP) projects. Ida-West holds investments in thirteen operating hydroelectric plants with a total generating capacity of approximately 72 megawatts (MW).

In November 1996, Ida-West purchased an interest in five hydroelectric projects located in Shasta County, California, with a total generating capacity of 11.2 MW. Ida-West acquired the projects through a limited liability company in which it holds a 50 percent interest.

Ida-West has a partnership interest in the Hermiston Power Project, a 460 MW, gas-fired cogeneration project to be located near Hermiston, Oregon. Ida-West has been responsible for managing all permitting and development activities relating to the project since its inception in 1993, and has obtained all permits necessary for construction and operation of the project. The partnership is exploring various alternatives for marketing the project's output. Project financing for construction costs would be non-recourse to Idaho Power.

The Company has purchased all of the power from the five Idaho hydroelectric entities that are fifty percent owned by Ida-West, totaling approximately $9.8 million in 1997. At December 31, 1997, the Company's total investment in Ida-West was $23.8 million.

Idaho Energy Resources Company (IERCo), has been in operation since 1974. Its primary purpose is to participate as a joint venturer in the Bridger Coal Company, which operates the mine supplying coal to the Jim Bridger power plant near Rock Springs, Wyoming (see "Fuel"). As of December 31, 1997, the Company's total investment in IERCo was $5.1 million.

IDACORP, Inc. (IDACORP), was organized in 1986 to pursue a non-regulated diversification program. At the end of 1997 IDACORP was participating in eight affordable housing programs which provide a return primarily by reducing federal income taxes through tax credits and tax depreciation benefits. As of December 31, 1997, the Company's total investment in IDACORP was $12.0 million. This subsidiary's name will be changed to IDACORP Financial Services, Inc. in 1998.

Stellar Dynamics, Inc (Stellar) was formed in 1995 to commercialize the Company's expertise in control technology for electric substations and power plants. Currently, Stellar's market focus is in complex control and automation systems for the electric utility sector and industrial applications. Stellar also provides design and engineering for complete electric substations. Stellar markets its products nationally and internationally. As of December 31, 1997, the Company's total investment in Stellar was $1.4 million.


Applied Power Corporation (APC) is a Lacey, Washington based company that designs, supplies and distributes photovoltaic (PV) systems. APC provides reliable, cost-effective solar electric products and systems for industry, contractors, utilities, government and an international network of solar dealers and distributors. Idaho Power Resources Company acquired a majority interest in APC in 1996. During 1997, this investment became a direct subsidiary of Idaho Power Company. As of December 31, 1997, the Company's total investment in APC was $4.0 million.

     Research and Development and Renewable Energy Sources - During 1997, the Company spent approximately $1.6 million on research and development of which $1.4 million was through the Company's membership in Electric Power Research Institute (EPRI). EPRI's mission is to discover, develop and deliver advances in science and technology. Some of the subjects of EPRI projects include: electrification technologies, power quality, electric transportation systems, EMF assessment/risk management and air quality issues. The Company also has an internal research and development effort called the Emerging Technology (ET) Program. The ET program was established to maintain an active and coordinated response to new technology of interest to the Company.

In 1992, the Company joined Southern California Edison, the U.S. Department of Energy and others in retrofitting an existing 10-megawatt central receiver solar thermal experimental power plant now called Solar Two near Barstow, California. The Company has contributed $630,500 through 1997 and the EPRI contributed an additional $630,500 of matching funds, bringing the Company's credited contribution to approximately $1.3 million. Solar Two was first synchronized to Southern California Edison's system in May 1996. The main benefit the Company receives by participating in this project is valuable experience and knowledge in solar plant design, construction and operation.

     Energy Efficiency -
As an active member of the Northwest Energy Efficiency Alliance, the Company has been shifting the focus of its conservation, or demand-side management (DSM), activities towards regional market transformation efforts and renewing its commitment to public purpose programs. At the same time, the Company has discontinued many of the traditional DSM programs that required deferral of costs. In 1997, the Company expended $3.2 million on energy-efficiency programs.


POWER SUPPLY

The Company is a dual-peaking system, with the larger energy peak generally occurring in the summer. This complements the winter peaking utilities which predominate in the Pacific Northwest. Even though its significant hydroelectric generation can operate to meet demand peaks, seasonal energy requirements are important to the Company because its seasonal energy capability is determined in part by the availability of water. In 1995, 1996, and 1997 the Company's service territory experienced above average water years. The system peak demand for 1997 was 2,547 MW set on July 8, 1997. Peak demand for 1996 and 1995 were 2,661 and 2,393 MW respectively.

Historically, under normal water conditions, the Company's hydro system supplies approximately 57 percent, thermal generation accounts for 32 percent and purchased power and other interchanges contribute the remaining 11 percent of total system requirements. In 1997, hydrogeneration was 58 percent, thermal was 26 percent and purchased power and interchange was 15 percent of total system requirements. Preliminary 1998 reports indicate the mountain snowpack is near normal for this time of year, the carryover reservoir storage throughout the Snake River Basin is above average, and precipitation for 1998 to date is above normal. The Company expects to meet projected energy loads during the coming year using its hydro and coal-fired facilities and strategic geographic location - which provides opportunities to purchase, sell, exchange and transmit energy.

Purchased power expenses have increased for the last two years due primarily to increases in MWH's purchased in the electricity trading markets for the purpose of remarketing this energy to others. Increased purchases from cogeneration and small power production (CSPP) projects as a result of favorable hydro conditions also increased purchased power expenses for the three year period.

The Company periodically updates its load and resource projections and now expects total Company system energy requirements over the next five years to grow at an annual rate of approximately 2.0 percent.

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

     Competition -
Competition is increasing in the electric utility industry on both a wholesale and retail level. The National Energy Policy Act of 1992, FERC rulemakings, state initiatives, customer demands, and pending legislation at the national and state level all indicate increasing wholesale and potential retail competition. The Company's goal is to anticipate and fully integrate into Company operations any legislative, regulatory or competitive changes. It is pursuing a rapid, but orderly transition to at least a partially and possibly a totally deregulated environment in the years ahead. With its low energy production costs the Company is well-positioned to succeed in a more competitive environment and is taking steps to preserve its low-cost advantage.

The legislatures and/or the regulatory commissions in several states, and at a national level, have considered or are considering "retail wheeling". Retail wheeling means the movement of electric energy produced by another entity over an electric utility's transmission and distribution system, to a retail customer in what was the utility's traditional service territory. A requirement to transmit directly to retail customers would permit retail customers to purchase electric capacity and energy from their local electric utility or from any other electric utility or independent power supplier. The Idaho Public Utilities Commission (IPUC) conducted an issues workshop for discussing retail wheeling issues among affected parties in 1996. Following the 1997 session, the Idaho Legislature established an Interim Committee on Restructuring. The Committee met periodically throughout 1997 and is the legislative committee responsible for legislation related to restructuring of the electric utility industry.

In response to increased competition in the industry, the potential ability of retail customers to choose their electric provider, and the apparent restructuring of the electric power industry, the Company has adjusted its resource acquisition policy toward a greater emphasis on resource marketability. In order to avoid burdening the Company and its customers with unnecessary future power supply costs and higher rates, the Company has adopted a policy of acquiring all new resources as close as possible to the actual time of need and selecting the lowest cost resources meeting all of the Company's requirements. In practice, this policy will result in the purchase of power from others through the marketplace when purchases are the lowest cost resources, and new investment in resource ownership by the Company only when a Company-owned resource would be cost effective.

With its predominantly hydro base and low-cost thermal plants, the Company is one of the lowest cost producers of electric energy among the nation's investor-owned utilities. Through its interconnections with BPA and other utilities, the Company has access to all the major electric systems in the West.


     Marketing Business Unit -
To accommodate its customers and allow itself to compete in the rapidly evolving competitive environment, the Company formed a Marketing Business Unit in January 1997. The new business unit is responsible for all purchases and wholesale sales of electricity and natural gas in the wholesale energy markets, market research, and planning and implementation of marketing strategies.

There are three core components to the new business unit:
product development, which is responsible for creating and commercializing all new energy products and services; supply and logistics, which is responsible for energy supply aggregation, delivery and risk management; and sales, which is responsible for market aggregation and sales of energy products and services.

During 1997, the Marketing Business Unit expanded electricity sales and trading operations in Boise, Idaho, and established gas trading operations in Boise, Idaho, and Houston, Texas. The business unit is responsible for pursuing the corporate strategy of expanding business outside the Company's traditional service area and during 1997 signed wholesale energy and service contracts with publicly- or cooperatively-owned utilities in Arizona, California, Nevada, Washington and Idaho.

On February 17, 1998, the Company announced it had joined the Allied Utility Network (AUN), a member-supported alliance that provides customer research, marketing and other support services to utilities. Through its relationship with AUN, the Company will initially develop the capability to offer retail customers new products and services. Other members of the alliance include Colorado Springs Utilities of Colorado Springs, Colo., Omaha Public Power District of Omaha, Neb. and Cobb Electric Membership Corporation of Atlanta, Ga. Collectively, the utilities serve approximately one million customers.

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

With changing market conditions, the Company is actively talking to customers and continues to evaluate the economic viability of the proposed line. The final development of SWIP may be impacted by regional efforts to form an Independent Grid Operator to eliminate market control and provide improved transmission access for all system users (see "Independent Grid Operator").

     Transmission Services -
The Company has long had an informal open-access transmission policy and is experienced in providing reliable, high quality, economical transmission service. The Company provides various firm and non-firm wheeling services for several surrounding utilities.

On April 24, 1996, the FERC issued Order Nos. 888 and 889 dealing with Open-Access Non-Discriminatory Transmission Services by Public and Transmitting Utilities, and standards of conduct regarding these practices. These orders require public utilities owning transmission lines to file open-access tariffs available to buyers and sellers of wholesale electricity; to require utilities to use the tariffs for their own wholesale sales; and to allow utilities to recover stranded costs, subject to certain conditions. Public utilities owning transmission lines were required to file compliance tariffs by July 9, 1996.

In November of 1995, the Company filed open-access tariffs with the FERC for Point-to Point and Network transmission service.
The substance of these tariffs was to offer the same quality and character of transmission services that the Company uses in its own operations to anyone seeking them. The Company requested and received permission to implement these tariffs beginning February 1, 1996. On July 8, 1996, the Company filed a new open-access transmission tariff to replace the 1995 tariffs. This provides full compliance with Final Order No. 888. This new filing did not include a rate change. On November 13, 1996, FERC issued an unconditional acceptance of the terms and conditions of this tariff. The rate was not subject to review.

The Company's system lies between and is interconnected to the winter-peaking northern and summer-peaking southern regions of the western interconnected power system. This position is advantageous both in providing transmission service and reaching a broad power sales market. The Company is a member of both the Western Regional Transmission Association and the Northwest Regional Transmission Association. These associations help facilitate transmission access and planning throughout the power system.

     Independent Grid Operator -
A group of twenty one Northwest and Rocky Mountain electric utilities, including Idaho Power had been working to create an independent transmission grid operator called "IndeGO". As envisioned, IndeGO would ensure non-discriminatory, open-access to electricity transmission facilities in compliance with recent FERC rulings. In 1996, the utilities signed a memorandum of understanding to investigate the feasibility of developing a regional transmission grid which would be operated by an entity independent of power market interests. As initially studied, IndeGO could control substantially all of the transmission facilities in eight western states.

In November 1997, the group released a complete package of draft legal agreements and descriptive materials for formal public review with the intention of making a filing with FERC in 1998. However, due to concerns with timing, costs and the status of restructuring in Idaho, the Company has stated that it cannot support an IndeGO filing with FERC at this time and as currently structured. Subsequently, on March 4, 1998, seven Northwest investor owned utilities, including the Company, issued a joint statement concluding that it is not productive to devote further effort to IndeGO development at this time because of critical questions about electric restructuring and Bonneville Power Administration participation.

     Forecast Energy and Peak Demand -
The following table shows how the Company expects to meet its forecast peak demand requirements through 2002 from system generation and contracted resources. Because of its reliance upon hydroelectric generation, which varies according to streamflows, the Company's generating system is more energy constrained than capacity limited. Seasonal exchanges of winter-for-summer power are included among the contracted resources to maximize the firm load carrying capability. Exchanges are currently made with The Montana Power Company under an extended contract that expires in 2000 and with Seattle City Light under an extended contract that expires in 2003.







                        Summer Peak Capability (MW) (a)
                       1998   1999   2000   2001   2002
Generation capability  2,681  2,681  2,681  2,681  2,681
Less net peak load     2,593  2,650  2,704  2,751  2,803
Plus contract power      313    313    313    313    313
(b)
Peak capability          401    344    290    243    191
margin
Percent capability        15%    13%    11%     9%     7%
margin (c)

   (a)  Based upon median hydro conditions.
   (b)  Sum of exchange and CSPP contracts.
   (c) Capability margin divided by the net peak load.


During the 1998-2002 period, the Company plans to provide all the energy required to serve its firm load requirements by using its hydroelectric and coal-fired generating units and through purchases of power from neighboring utilities or marketing entities.

     CSPP Purchases -
As a result of the enactment of the Public Utilities Regulatory Policy Act of 1978 (PURPA) and the adoption of avoided cost standards by the IPUC, the Company has entered into contracts for the purchase of energy from private developers. Because the Company's service territory encompasses substantial irrigation canal development, forest products production facilities, mountain streams, and food processing facilities, considerable amounts of energy are available from these sources. Such energy comes from hydro power producers who own and operate small plants and from cogenerators converting waste heat or steam from industrial processes into electricity. The estimated annualized cost for the 67 CSPP projects on-line as of December 31, 1997 is $58.0 million. During 1997, the Company purchased 935.3 million kilowatt-hours of power from these private developers at a blended price of 6.0 cents per kilowatt-hour.

With the potential deregulation of the power supply function of the electric utility industry and a more competitive power supply marketplace, the Company believes that resource acquisition policies must avoid burdening the Company and its customers with unnecessary future power supply costs. In 1993, the Company requested, and in 1995 received approval, to lower published CSPP rates for new projects less than one MW. In addition, the IPUC determined that negotiated rates for future CSPP projects larger than one MW should be tied more closely to values determined in the Company's integrated resource planning process. In subsequent orders issued on September 4, 1996 and August 28, 1997, the IPUC further recognized the coming changes by limiting the length of new contracts to a maximum of five years (see "Rates").

     Wholesale Power Sales -
The Company has firm wholesale power sales contracts with several entities. These contracts are for various amounts of energy, ranging from 6 to 75 average megawatts, and are of various lengths expiring between 1998 and 2009. The Company is actively participating in the electricity trading markets and as a result, has increased significantly the number of counterparties with which wholesale sales are being transacted. The Company is actively marketing this power to other entities as it becomes available.


FUEL

The Company, through Idaho Energy Resources Co., owns a one-third interest in the Bridger Coal Company which owns the Jim Bridger coal mine supplying coal to the Jim Bridger generating plant in Wyoming. The mine, located near the Jim Bridger plant, operates under a long-term sales agreement and provides for delivery of coal over a 51-year period that began in 1974. The original contract of 41 years was extended for 10 years on January 1, 1996 (See Item 2 "Properties"). The Jim Bridger coal mine has sufficient reserves to provide coal deliveries pursuant to the sales agreement. The Company also has a coal supply contract providing for annual deliveries of coal through 2005 from the Black Butte Coal Company's Leucite Hills mine adjacent to the Jim Bridger project. This contract supplements the Bridger Coal Company deliveries and provides another coal supply to operate the Jim Bridger plant. The Jim Bridger plant's rail load-in facility and unit coal train allows the plant to take advantage of potentially lower-cost coal from outside mines for tonnage requirements above established contract minimums.

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

SPPCo, with whom the Company is a joint (50/50) participant in the ownership and operation of the North Valmy Steam Electric Generating plant (Valmy plant), entered into a 22-year coal contract that began in July of 1981 with Southern Utah Fuel Company, a subsidiary of Canyon Fuel Co., LLC, for the delivery of up to 17.5 million tons of low-sulfur coal from a mine near Salina, Utah, for Valmy Unit No. 1.

With the commercial operation of Valmy Unit No. 2 in May 1985, an additional coal source was needed to assure an adequate supply for both units at the Valmy plant. Accordingly, in 1986 the Company and SPPCo signed a long-term coal supply agreement with the Black Butte Coal Company. This contract provides for Black Butte to supply coal to the Valmy project under a flexible delivery schedule that allows for variations in the number of tons to be delivered ranging from a minimum of 300,000 tons per year to a maximum of 1,000,000 tons per year. This flexibility will accommodate fluctuations in energy demands, hydroelectric generating conditions and purchases of energy from CSPP facilities.


WATER RIGHTS

Except as discussed below, the Company has acquired valid water rights under applicable state law for all waters used in its hydroelectric generating facilities. In addition, the Company holds water rights for domestic, irrigation, commercial and other necessary purposes related to other land and facility holdings within the state. The exercise and use of all of these water rights are subject to prior rights and, with respect to certain hydroelectric facilities, the Company's water rights for power generation are subordinated to future upstream diversions of water for irrigation and other recognized consumptive uses.

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


REGULATION

The Company is under the regulatory jurisdiction (as to rates, service, accounting and other general matters of utility operation) of the FERC, the IPUC, the Oregon Public Utility Commission (OPUC) and the Public Service Commission of Nevada. The Company is also under the regulatory jurisdiction of the IPUC, OPUC and the Public Service Commission of Wyoming as to the issuance of securities. The Company is subject to the provisions of the Federal Power Act as a "licensee" and "public utility" as therein defined. The Company's retail rates are established under the jurisdiction of the state regulatory agencies and its wholesale and transmission rates are regulated by the FERC (See "Rates"). Pursuant to the requirements of Section 210 of the PURPA, the state regulatory agencies have each issued orders and rules regulating the Company's purchase of power from CSPP facilities.

As a licensee under the Federal Power Act, the Company and its licensed hydroelectric projects are subject to the provisions of
Part I of the Act. All licenses are subject to conditions set forth in the Act and related FERC regulations. These conditions and regulations include provisions relating to condemnation of a project upon payment of just compensation, amortization of project investment from excess project earnings, possible takeover of a project after expiration of its license upon payment of net investment, severance damages, and other matters.

The state of Oregon has a Hydroelectric Act providing for licensing of hydroelectric projects in that state. The Company's Brownlee, Oxbow and Hells Canyon facilities are on the Snake River where it forms the boundary between Idaho and Oregon and occupy land located in both states. With respect to project property located in Oregon, these facilities are subject to the Oregon Hydroelectric Act. The Company has obtained Oregon licenses for these facilities and these licenses are not in conflict with the Federal Power Act or the Company's FERC license (see Item 2. "Properties").


ENVIRONMENTAL REGULATION

Environmental controls at the federal, state, regional and local levels are having a continuing impact on the Company's operations due to the cost of installation and operation of equipment required for compliance with such controls and the modification of system operations to accommodate such regulation.

Based upon present environmental laws and regulations, the Company estimates its capital expenditures (excluding allowance for funds used during construction) for environmental matters for 1998 and during the period 1999-2002 will total approximately $5.7 million and $31.6 million, respectively. Mitigation of environmental concerns due to relicensing of hydro facilities will be a major portion of these expenditures. The Company anticipates incurring approximately $23 million annually of operating expenses for environmental facilities during the period 1998-2002, based upon present environmental laws and regulation.

     Air -
The Company has analyzed the Clean Air Act's legislation and its effects upon the Company and its rate payers. The Company's coal-fired plants in Nevada and Oregon already meet the federal emission rate standards for sulfur dioxide (SO2) and the Company's coal-fired plant in Wyoming meets that state's even more stringent SO2 regulations. The Company foresees no material adverse effects upon its operations with regard to SO2 emissions.

On July 16, 1997, the EPA announced new National Ambient Air Quality Standards for ozone and Particulate Matter (PM). In addition to these standards, on July 17, 1997, the EPA proposed regional haze regulations for protection of visibility in national parks and wilderness areas. Impacts of the ozone and PM regulations and the proposed regional haze regulations on the Company's thermal operations are unknown at this time.

Although not presently required to meet any federal nitrogen oxide (NOx) limits, North Valmy, Boardman, and Jim Bridger Unit 4 elected to meet Phase I NOx limits beginning in 1998. As a result of this voluntary "early election" these units will not be required to meet the more restrictive Phase II NOx limits until 2008. Had the units not voluntarily "early elected", they would have been required to meet the Phase II NOx limits beginning in 2000.

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

The Company has agreed to meet certain dissolved oxygen standards at its American Falls hydroelectric generating plant. The Company signed amendments to the agreements relating to the operation of the American Falls Dam and the location of water quality monitoring facilities to provide more accurate and reliable water quality measurements necessary to maintain water quality standards downstream from the Company's plant during the May 15 to October 15 period each year.

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

The Company owns and finances the operation of anadromous fish hatcheries and related facilities to mitigate the effects of its hydroelectric dams on fish populations. In connection with its fish facilities, the Company sponsors ongoing programs for the control of fish disease and improvement of fish production. The Company's anadromous fish facilities at Hells Canyon, Oxbow, Rapid River, Pahsimeroi and Niagara Springs continue to be operated under agreements with the Idaho Department of Fish and Game. At December 31, 1997, the investment in these facilities was $12.2 million and the annual cost of operation pursuant to FERC License 1971 was approximately $2.4 million annually.

     Endangered Species -
Several species of salmon and Snake River mollusks living within the Company's operating area are listed as threatened or endangered. The Company continues to review and analyze the effect such designation has on its operations. The Company is cooperating with various governmental agencies to resolve issues related to these species. (See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation - Environmental Issues".)

     Hazardous/Toxic Wastes and Substances -
Under the Toxic Substances Control Act (TSCA), the Environmental Protection Agency (EPA) has adopted regulations governing the use, storage, inspection and disposal of electrical equipment that contain polychlorinated biphenyls (PCBs). The regulations permit the continued use and servicing of certain electrical equipment (including transformers and capacitors) that contain PCBs. The Company continues to meet all federal requirements of TSCA for the continued use of equipment containing PCBs. The Company has a program to make the 200-plus substations on its system non-PCB. While the Company's use of equipment containing PCBs falls well within the federal standards, the Company has voluntarily decided to virtually eliminate these compounds from its substation sites. This program will save costs associated with the long-term monitoring and testing of substation equipment and grounds for PCB contamination as well as being good for the environment today. Total Company costs for the disposal of PCBs from the Company's system were $0.4 million, $0.9 million and $1.0 million for 1995, 1996 and 1997 respectively. The Company anticipates that all of its generating facilities and substations, except for capacitors, will be non-PCB by the end of 1998.


RATES

     Idaho Jurisdiction
Since 1993 the Company has had a Power Cost Adjustment (PCA) mechanism in place in its Idaho jurisdiction. The PCA provides for annual adjustments to the rates charged to Idaho retail customers. These adjustments are based on a comparison of forecasted net power supply costs to power supply costs allowed in the Company's base rates.

The 1997-1998 forecast assumed above-average hydroelectric generating conditions. This resulted in forecasted power supply costs and retail rates being lower than the base amounts established in past regulatory proceedings. The Company's May 1997 PCA adjustment, combined with the revenue sharing mechanism described below, decreased rates 0.63%. Revenue from Idaho retail customers will be $20.2 million less than what would be recovered if the Company was charging the base rates during this rate period. The May 1996 PCA adjustment decreased Idaho jurisdictional PCA rates 5.9%.

In the current rate period, actual power costs have exceeded the forecast. The Company has recorded a regulatory asset of, and decreased expenses by, $12.8 million as of December 31, 1997. The variance that exists at the end of the current rate period will be trued-up in the next annual PCA adjustment.

In December 1993, the Company filed with the IPUC for permission to approve lower published prices for new CSPP contracts. In response to the Company's filing, the IPUC issued an order on January 31, 1995, approving lower published CSPP rates for new projects. In addition, the IPUC determined that negotiated rates for future CSPP projects larger than one MW should be tied more closely to values determined in the Company's integrated resource planning process. In a subsequent order issued on September 4, 1996, the IPUC further recognized the coming changes by limiting the contract term which a new CSPP project larger than one MW could request to a maximum of five years.

On August 3, 1995, Idaho Power filed a proposal with the IPUC to support the Company's organizational redesign. In response to the Company's proposal, the IPUC approved a Settlement that authorizes the Company to defer and amortize costs related to reorganization in return for a general rate freeze through the end of 1999. The settlement gives the Company time to pursue and to implement its efficiency and growth initiatives with the assurance of a reasonable level of financial performance without the need to change customer prices.

Under the Settlement, which remains in effect through 1999, when the Company's actual earnings in a given year exceed an 11.75 percent return on year-end common equity for the Idaho jurisdiction, the Company will share 50 percent of the excess with its Idaho retail customers. In 1997 the Company set aside approximately $8.7 million for the benefit of its Idaho customers. In 1996 the Company set aside approximately $4.9 million, $1.4 million of which was retained from refunding and applied against the regulatory asset balance of Idaho demand-side conservation management expenditures.

In addition, the Settlement allows for the accelerated amortization of regulatory liabilities associated with accumulated deferred investment tax credits (ADITCs) to provide a minimum 11.50 percent return on actual year-end common equity for the Idaho jurisdiction. The Company has received approval from the Idaho State Tax Commission and the Internal Revenue Service on the accounting treatment for the tax credits up to a maximum of $30 million of ADITC's. As of December 31, 1997, no ADITCs have been used under the regulatory agreement.

Other important points in the Settlement are that the Company will not be allowed to increase its Idaho general rates prior to January 1, 2000, except under special conditions as defined in the Settlement, and that the Company agrees that its quality of service will not decline as a result of corporate reorganization.


     Other Jurisdictions -
In 1997, the Company did not file any applications for rate relief before the FERC or in its Oregon or Nevada retail jurisdictions. In July 1996, the Company filed an open-access tariff with the FERC, in compliance with Order 888. The terms and conditions of the tariff were approved for use beginning in 1997 (see "Transmission Services").


CONSTRUCTION PROGRAM

The Company's construction program for the 1998-2002 period
(excluding allowances for funds used during construction) is presently estimated to require cash funds of approximately $490.0 million as follows:

                                1998     1999-2002 (a)
                                (Millions of Dollars)
Generating Facilities:
  Hydro                          $11.1      $71.0
  Thermal                          8.3       23.0
Total generating facilities       19.4       94.0
Transmission lines and            13.4       77.4
substations
Distribution lines and            44.1      176.2
substations
General                           23.1       42.4
  Total cash construction        100.0      390.0
AFUDC                              1.0        8.1
  Total construction            $101.0     $398.1
including AFUDC (b)

(a) Escalation rates were not applied to construction expenditures because the level of expenditures has been capped.

(b) Does not include Ida-West equity investment in construction as Ida-West develops its construction as a participant in joint ventures which are not a part of the consolidated entity.

The Company has no nuclear involvement and its future construction plans do not include development of any nuclear generation. The Company is looking at various options that may be available to meet the future energy requirements of its customers including: (1) efficiency improvements on the Company's generation, transmission and distribution systems and (2) purchased power and exchange agreements with other utilities or other power suppliers. The Company will pursue the projects that best meet its future energy needs.






FINANCING PROGRAM

The Company's five-year estimate of capital requirements and sources of capital is $484.9 million outlined as follows:

                                  1998    1999-2002
                                (Millions of Dollars)
Capital Requirements:
  Net cash construction          $100.0     $390.0
expenditures
  Conservation expenditures         3.0        3.1
  Other cash expenditures            .5      (11.7)
   Total                         $103.5     $381.4
Sources of Capital:
  Internal generation             $87.8     $414.4
  Short-term bank loans - Net      (6.9)      13.6
  First mortgage bonds             19.5      (45.7)
  Debt repayment                   (0.1)      (0.3)
  Common stock                      -        -
  Cash investments (increase)       3.2       (0.6)
  Total (a)                      $103.5     $381.4
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

Under the terms of the Indenture relating to the Company's First Mortgage Bonds, net earnings must be at least two times the annual interest on all bonds and other equal or senior debt. For the twelve months ended December 31, 1997, net earnings were 6.56 times. Additional preferred stock may be issued when earnings for twelve consecutive months within the preceding fifteen months are at least equal to l.5 times (until December 31, 2000, at which time the issuance ratio will increase to 1.75 times) the aggregate annual interest requirements on all debt securities and dividend requirements on preferred stock. At December 31, 1997, the actual preferred dividend earnings coverage was 3.03 times. If the dividends on the shares of Auction Preferred Stock were to reach the maximum allowed, the preferred dividend earnings coverage would be 2.78 times. The Indenture and the Company's Restated Articles of Incorporation are exhibits to the Form 10-K and reference is made to them for a full and complete statement of their provisions.



      ITEM 2.  PROPERTIES

The Company's system includes 17 hydroelectric generating plants located in southern Idaho and eastern Oregon (detailed below) and an interest in three coal-fired steam electric generating plants. The system also includes approximately 4,644 miles of high voltage transmission lines; 21 step-up transmission substations located at power plants; 17 transmission substations; 7 transmission switching stations; and 200 energized distribution substations (excludes mobile substations and dispatch centers).

The Company holds licenses under the Federal Power Act for 13 hydroelectric projects from the FERC. These and the other generating stations and their capacities are listed below:

                                Maximum
                             Non-Coincident
                               Operating       Nameplate     License
         Project              Capacity kW     Capacity kW   Expiration
Properties Subject to
Federal Licenses:
  Lower Salmon                  70,000          60,000         1997(a)
  Bliss                         80,000          75,000         1998
  Upper Salmon                  39,000          34,500         1998
  Shoshone Falls                12,500          12,500         1999
  C J Strike                    89,000          82,800         2000
  Upper Malad                    9,000           8,270         2004
  Lower Malad                   15,000          13,500         2004
  Brownlee-Oxbow-Hells       1,398,000       1,166,900         2005
Canyon
  Swan Falls                    25,547          25,000         2010
  American Falls               112,420          92,340         2025
  Cascade                       14,000          12,420         2031
  Milner                        59,448          59,448         2038
  Twin Falls                    54,300          52,737         2041
Other Generating Plants:
  Other Hydroelectric           10,400          11,300
  Jim Bridger (Coal-Fired      698,333         699,104
Station)
  Valmy (Coal-Fired            260,650         260,650
Station)
  Boardman (Coal-Fired          53,000          56,050
Station)
      (a)Renewed on a year-to-year basis; application for relicense pending.

At December 31, 1997, the composite average ages of the principal parts of the Company's system, based on dollar investment, were: production plant, 17.9 years; transmission system and substations, 18.4 years; and distribution lines and substations,
14.3 years. The Company considers its properties to be well maintained and in good operating condition.

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

As a result of various federal legislative actions and proposals (such as the Electric Consumers Protection Act of 1986, Energy Policy Act of 1992, Clean Water Act Reauthorization and Endangered Species Act Reauthorization), a major issue facing the Company is the relicensing of its hydro facilities. The relicensing of these projects is not automatic under federal law. The Company must demonstrate comprehensive usage of the facilities, that it has been a conscientious steward of the natural resource entrusted to it and that there is a strong public interest in the Company continuing to hold the federal licenses. Idaho Power is actively pursuing the relicensing of its hydroelectric projects, a process that will continue for the next 10 to 15 years. The Company submitted its first applications for license renewal to the FERC in December 1995, seeking renewal of the Company's licenses for its Bliss, Upper Salmon Falls and Lower Salmon Falls Hydroelectric Projects. In May 1997 the Company submitted its application for its Shoshone Falls project. The Company is also in the process of submitting a draft application for license renewal for its C J Strike Hydroelectric Project. Although various federal requirements and issues must be resolved through the licensing renewing process, the Company anticipates that its efforts will be successful. At this point, however, the Company cannot predict what type of environmental or operational requirements it may face, nor can it estimate the eventual cost of licensing renewal.

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

As required by PURPA and the orders of the Idaho Public Utilities Commission (IPUC), on January 7, 1992, the Company entered into a 35-year FESA with Cogeneration, Inc., to purchase the output of a 43-megawatt hydroelectric generating project known as the Auger Falls Project. The FESA for the Auger Falls Project was approved by the IPUC on January 27, 1992. The FESA required that on or before January 1, 1994, Cogeneration, Inc., post cash or cash equivalent security in the amount of approximately $1.9 million to assure performance of the FESA. Cogeneration, Inc., failed to provide the security amount. Consistent with the FESA, the Company filed a petition for declaratory order with the IPUC requesting that the FESA be terminated as a result of Cogeneration, Inc.'s breach. Cogeneration, Inc., cross petitioned claiming that its failure to perform was excused by the occurrence of an event of force majeure. On April 17, 1995, the IPUC issued its order finding that Cogeneration, Inc.'s failure to post the cash security on January 1, 1994, was a default under the FESA and further finding that the posting of the liquid security was required by the public interest. Based upon those findings, the IPUC ordered Cogeneration, Inc., to post the cash security prior to May 1, 1995. Cogeneration, Inc., failed to comply with the Commission's order and has never posted the $1.9 million amount required by the FESA.

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

On February 16, 1996, Cogeneration, Inc., dismissed its anti-trust claims against the Company with prejudice, and on February 23, 1996, the Idaho Supreme Court granted Cogeneration, Inc.'s request for an expedited appeal of the district court's decision establishing an accelerated briefing schedule and scheduling oral argument for May 10, 1996.

On August 12, 1996, the Idaho Supreme Court determined that the
District Court's decision that Cogeneration, Inc., had breached the FESA was premature.

On February 10, 1997, Cogeneration, Inc. filed an amended
Complaint restating its previous claims, requesting a jury trial rather than the court trial it had previously requested and raising several new allegations and claims.

This case is scheduled for a trial by Judge alone commencing
April 6, 1998.

While the outcome of litigation is never certain, Idaho Power believes that Cogeneration, Inc.'s counterclaims are without merit.

This matter has been previously reported in Form 10-K dated March
13, 1997 and other reports filed with the Commission.


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




Name, Age and Position       Business Experience During Past Five
                             (5) Years


J. W. Marshall, 59           Appointed August 18, 1989.
Chairman of the Board and
Chief Executive Officer


J. B. Packwood, 54           Appointed September 1, 1997.  Mr.
President and Chief          Packwood was Executive Vice President
Operating Officer            from July 11, 1996 to September 1,
                             1997.  Mr. Packwood was Vice
                             President-Power Supply prior to July
                             11, 1996.


J. LaMont Keen, 45           Appointed March 14, 1996.  Mr. Keen
Vice President, Chief        was Vice President and Chief
Financial Officer and        Financial Officer prior to March 14,
Treasurer                    1996.


Douglas H. Jackson, 61       Appointed August 1, 1997.  Mr.
Vice President -             Jackson was Vice President-Delivery
Corporate Affairs            prior to August 1, 1997.


Name, Age and Position       Business Experience During Past Five
                             (5) Years

James C. Miller, 43          Appointed July 10, 1997.  Mr. Miller
Vice President -             was General Manager of Power Supply
Generation                   from September 1, 1996 to July 10,
                             1997, and General Manager of Power
                             Delivery from July 29, 1995 to
                             September 1, 1996.  Mr. Miller was
                             Manager of System Operations prior to
                             July 29, 1995.


C. N. Olson, 48              Appointed July 11, 1991.
Vice President - Corporate
Services


Richard Riazzi, 43           Appointed January 9, 1997.  Mr.
Vice President -             Riazzi was Vice President, Corporate
Marketing and Sales          Marketing (1995-1996) and was Vice
                             President of the Energy Group (1991-
                             1995) for Equitable Resources, Inc.


Kip W. Runyan, 47            Appointed August 1, 1997.  Mr. Runyan
Vice President - Delivery    was President and Chief Executive
                             Officer for Ida-West Energy Company
                             prior to August 1, 1997.


Robert W. Stahman, 53        Appointed July 13, 1989.
Vice President, General
Counsel and
Secretary




PART II



ITEM 5.   MARKET  FOR THE REGISTRANT'S COMMON STOCK  AND  RELATED
      STOCKHOLDER MATTERS
The Company has paid cash dividends on its common stock in each year since 1918. For the years of 1995, 1996 and 1997, cash dividends per share of common stock were $1.86. At the July 1997 meeting, the Board of Directors voted to maintain the annual common dividend at $1.86 per share. It is the intention of the Board of Directors to continue to pay dividends quarterly on the common stock, but such dividends in the future will depend on earnings, cash requirements of the Company, and other factors.

The Company's common stock is listed on the New York and Pacific Stock Exchanges. The following table indicates the reported high and low sales price of the Company's common stock for the years 1996 and 1997, as reported by The Wall Street Journal as composite tape transactions. The Company's year-end common stock price was $37 5/8 per share and the number of stockholders of record at December 31, 1997, was 27,019.


                                     1997 Quarters
Common Stock, $2.50 par         1st       2nd       3rd        4th
value:
   High                       $31 7/8   $31 1/2   $32 13/16   $37 3/4
   Low                         29 3/4    28 1/2    31         30 5/16
   Dividends paid per
     share (cents)               46.5      46.5        46.5      46.5


                 ______________________________


                                     1996 Quarters
Common Stock, $2.50 par         1st       2nd        3rd      4th
value:
   High                       $31 1/4   $31 1/8    $34 1/4   $32
   Low                         27 1/4    27 5/8     29 3/4    29 7/8
   Dividends paid per
     share (cents)               46.5      46.5       46.5      46.5

















      ITEM 6.  SELECTED FINANCIAL DATA

SUMMARY OF OPERATIONS        1997           1996            1995
(Thousands of Dollars)

Revenues:
  General business      $  480,458     $  484,145       $  461,594
  Off system sales         243,874         70,222           57,418
  Other revenues            24,171         24,078           26,609
     Total revenues        748,503        578,445          545,621
Expenses:
  Purchased power          219,200         69,038           54,586
  Fuel expense              71,271         63,334           54,691
  Other operation and      180,148        168,539          169,959
maintenance
  Depreciation              71,973         69,705           67,415
  Taxes other than          21,162         20,658           22,979
income taxes
     Total expenses        563,754        391,274          369,630
Income from operations     184,749        187,171          175,991
Other income and           (14,255)       (12,534)         (14,356)
deductions - Net
Interest charges - Net      60,258         56,995           55,014
Income taxes                46,472         52,092           48,412
Cumulative effect of          -             -            -
accruing unbilled
revenues
Net Income                  92,274         90,618           86,921
  Dividends on preferred     5,176          7,463            7,991
stocks
Earnings on common stock    87,098         83,155           78,930
  Dividends on common       69,887         69,924           69,941
stock
Net change to retained  $   17,211     $   13,231       $    8,989
earnings

CAPITALIZATION (000
omitted)                            %              %                %

First mortgage bonds    $  527,000}    $  527,000}      $  470,000}
Other long-term debt       176,684  46    211,550  48      202,618  45
Preferred stock            106,697   7    106,975   7      132,181   9
Common stock (incl.        452,519}       452,486}         452,948}
prem. & exp.)
Retained earnings          259,299  47    242,088  45      229,827  46
       Total
capitalization          $1,522,199 100 $1,540,099 100   $1,487,574 100
Short-term borrowings
outstanding             $   57,516     $   54,016       $   53,020

FINANCIAL STATISTICS
Income from operations
as a percent of               24.7 %         32.4 %           32.3 %
  total revenues
Times interest charges
earned:
  Before tax                  3.28           3.49             3.40
  After tax                   2.52           2.58             2.54
Market-to-book ratio           199 %          169 %            165 %
Payout ratio                    80 %           84 %             89 %
Return on year-end           12.24 %        11.97 %          11.56 %
common equity
Common stock data:
  Earnings per average
share outstanding       $     2.32     $     2.21       $     2.10
  Dividends declared per
share                   $     1.86     $     1.86       $     1.86
  Book value per share  $    18.93     $    18.47       $    18.15
  Average shares            37,612         37,612           37,612
outstanding (000
omitted)
  Common shareowners        27,019         29,333           30,795
*Includes cumulative
effect of accounting
change

CUSTOMER DATA
General business data:
  Energy sales - kwh        13,240        13,035            11,983
(000,000 omitted)
  Number of customers      363,085       352,487           340,708
Residential customer
data:
  Number of customers      300,714       292,145           282,797
  Average kwh use per       13,665        13,828            13,475
customer
  Average rate per
    kwh (cents)               4.96          5.07              5.16

OTHER STATISTICS
Total assets (000
omitted)                $2,405,432     $2,295,337       $2,241,753
Gross plant additions   $   96,762     $   94,120       $   87,297
(000 omitted)
Number of employees          1,615          1,565            1,522
(full-time)


SUMMARY OF OPERATIONS         1994          1993            1992
(Thousands of Dollars)

Revenues:
  General business      $  457,354     $  428,658       $  431,818
  Off system sales          59,923         86,525           42,000
  Other revenues            26,381         25,219           24,274
     Total revenues        543,658        540,402          498,092
Expenses:
  Purchased power           60,216         45,361           58,496
  Fuel expense              94,888         87,855           96,710
  Other operation and      154,742        164,388          137,547
  maintenance
  Depreciation              60,202         58,724           59,823
  Taxes other than          23,945         22,129           20,562
income taxes
     Total expenses        393,993        378,457          373,138
Income from operations     149,665        161,945          124,954
Other income and           (12,160)       (12,984)         (11,133)
deductions - Net
Interest charges - Net      52,652         53,991           52,935
Income taxes                34,243         36,474           23,162
Cumulative effect of          -             -           -
accruing unbilled
revenues
Net Income                  74,930         84,464           59,990
  Dividends on preferred     7,398          6,009            5,516
stocks
Earnings on common stock    67,532         78,455           54,474
  Dividends on common       69,594         67,959           65,043
stock
Net change to retained
earnings                $   (2,062)    $   10,496       $  (10,569)

CAPITALIZATION (000                     %           %             %
omitted)
First mortgage bonds    $  490,000}    $  490,000}      $  485,000}
Other long-term debt    $  203,206  46    203,780  47      216,948  49
Preferred stock            132,456   9    132,751   9      107,874   7
Common stock (incl.        452,962}       439,467}         412,988}
prem. & exp.)
Retained earnings          220,838  45    222,900  44      212,404  44
       Total
capitalization          $1,499,462 100 $1,488,898 100   $1,435,224 100
Short-term borrowings
outstanding             $   55,000     $    4,000       $    6,000

FINANCIAL STATISTICS
Income from operations
as a percent of               27.5 %         30.0 %           25.1   %
  total revenues
Times interest charges
earned:
  Before tax                  3.01           3.14             2.50
  After tax                   2.38           2.50             2.08
Market-to-book ratio           131 %          170 %            159   %
Payout ratio                   103 %           87 %            120   %
Return on year-end           10.02 %        11.84 %           8.71   %
common equity
Common stock data:
  Earnings per average
share outstanding       $     1.80     $     2.14       $     1.55
  Dividends declared per
share                   $     1.86     $     1.86       $     1.86
  Book value per share  $    17.91     $    17.86       $   $17.28
  Average shares            37,499         36,675           35,116
outstanding (000
omitted)
  Common shareowners        26,209         26,870           27,834
*Includes cumulative
effect of accounting
change

CUSTOMER DATA
General business data:
  Energy sales - kwh        12,194         11,406           11,606
(000,000 omitted)
  Number of customers      330,308        317,772          307,567
Residential customer
data:
  Number of customers      274,187        263,682          255,022
  Average kwh use per       14,159         14,587           13,856
customer
 Average rate per kwh (cents) 4.83           4.82             4.80

OTHER STATISTICS
Total assets (000
omitted)                $2,191,816     $2,097,417       $1,862,307
Gross plant additions   $  107,667     $  116,972       $  118,920
(000 omitted)
Number of employees          1,609          1,654            1,638
(full-time)


SUMMARY OF OPERATIONS        1991           1990            1989
(Thousands of Dollars)

Revenues:
  General business
                        $  409,454     $  401,350       $  397,974
  Off system sales          52,563         44,368           70,749
  Other revenues            21,176         19,217           27,438
     Total revenues        483,193        464,935          496,161
Expenses:
  Purchased power           51,210         43,923           43,845
  Fuel expense              75,161         77,606           77,127
  Other operation and      151,593        134,126          132,114
maintenance
  Depreciation              57,597         55,114           53,092
  Taxes other than          21,168         20,752           20,213
income taxes
     Total expenses        356,729        331,521          326,391
Income from operations     126,464        133,414          169,770
Other income and            (9,453)       (11,666)         (10,005)
deductions - Net
Interest charges - Net      56,901         52,605           52,997
Income taxes                21,144         23,234           42,041
Cumulative effect of         -              -                 -
accruing unbilled
revenues
Net Income                  57,872         69,241           84,737
  Dividends on preferred     4,904          4,279            4,285
stocks
Earnings on common stock    52,968         64,962           80,452
  Dividends on common       63,197         63,197           62,177
stock
Net change to retained  $  (10,229)    $    1,765       $   18,275
earnings

CAPITALIZATION (000                 %              %               %
omitted)
First mortgage bonds    $  435,000}    $  367,500}      $ 377,000}
Other long-term debt       194,981  48    194,159  46     165,551  47
Preferred stock            108,191   8     58,761   5      58,923   5
Common stock (incl.        356,824}       358,078}        357,986}
prem. & exp.)
Retained earnings          222,973  44    233,241  49     231,476  48
       Total
capitalization          $1,317,969 100 $1,211,739 100  $1,190,936 100
Short-term borrowings
outstanding             $   48,500     $   48,280      $   31,000

FINANCIAL STATISTICS
Income from operations
as a percent of               26.2 %         28.7 %          34.2 %
  total revenues
Times interest charges
earned:
  Before tax                  2.34           2.72            3.30
  After tax                   1.98           2.29            2.53
Market-to-book ratio           168 %          148 %           169 %
Payout ratio                   119 %           97 %            77 %
Return on year-end            9.14 %        10.99 %         13.65 %
common equity
Common stock data:
  Earnings per average
share outstanding       $    1.56      $     1.91      $     2.37
  Dividends declared per
share                   $    1.86      $     1.86      $     1.83
  Book value per share  $   17.07      $    17.40      $    17.35
  Average shares           33,977          33,977          33,977
outstanding (000
omitted)
  Common shareowners       28,069          29,080          30,291
*Includes cumulative
effect of accounting
change

CUSTOMER DATA
General business data:
  Energy sales - kwh       11,266          11,086          11,069
(000,000 omitted)
  Number of customers     297,808         291,800         284,363
Residential customer
data:
  Number of customers     246,689         241,790         236,008
  Average kwh use per      14,845          14,281          14,923
customer
 Ave rate per kwh (cents)    4.72            4.73            4.69

OTHER STATISTICS
Total assets (000
omitted)                $1,773,674     $1,680,110      $1,625,120
Gross plant additions
(000 omitted)           $  135,904     $   80,117      $   62,094
Number of employees          1,626          1,574           1,528
(full-time)

SUMMARY OF OPERATIONS        1988          1987
(Thousands of Dollars)

Revenues:
  General business      $  362,050     $  343,899
  Off system sales          32,175         35,447
  Other revenues            18,096         15,251
     Total revenues        412,321        394,597
Expenses:
  Purchased power           43,723         30,234
  Fuel expense              74,528         65,934
  Other operation and      116,230        114,235
maintenance
  Depreciation              51,691         50,929
  Taxes other than          19,301         19,072
income taxes
     Total expenses        305,473        280,404
Income from operations     106,848        114,193
Other income and            (6,552)       (13,115)
deductions - Net
Interest charges - Net      50,762         51,843
Income taxes                13,558         27,246
Cumulative effect of         -            (11,302)
accruing unbilled
revenues
Net Income                  49,080         59,521
  Dividends on preferred     4,293          4,298
stocks
Earnings on common stock    44,787         55,223
  Dividends on common       61,159         61,159
stock
Net change to retained  $  (16,372)    $   (5,936)
earnings

CAPITALIZATION (000
omitted)                            %               %

First mortgage bonds    $  392,000}    $  407,000}
Other long-term debt       164,426  47    160,003  47
Preferred stock             59,126   5     59,238   5
Common stock (incl.        357,866}       357,977}
prem. & exp.)
Retained earnings          213,201  48    229,573  48
       Total            $1,186,619 100 $1,213,611 100
capitalization
Short-term borrowings
outstanding             $   37,000     $    4,000

FINANCIAL STATISTICS
Income from operations
as a percent of               25.9 %         28.9 %
  total revenues
Times interest charges
earned:
  Before tax                  2.18           2.76 *
  After tax                   1.93           2.10 *
Market-to-book ratio           138 %          127 %
Payout ratio                   137 %          111 %
Return on year-end            7.84 %         9.40 %
common equity
Common stock data:
  Earnings per average
share outstanding       $     1.32     $     1.63*
  Dividends declared per
share                   $     1.80     $     1.80
  Book value per share
                        $    16.81     $    17.29
  Average shares            33,977         33,977
outstanding (000
omitted)
  Common shareowners        32,225         33,733
*Includes cumulative
effect of accounting
change

CUSTOMER DATA
General business data:
  Energy sales - kwh        10,563         10,175
(000,000 omitted)
  Number of customers      279,529        276,249
Residential customer
data:
  Number of customers      232,650        230,486
  Average kwh use per       14,364         13,785
customer
  Ave rate per kwh (cents)    4.47           4.34

OTHER STATISTICS
Total assets (000
omitted)                $1,608,935     $1,602,311
Gross plant additions   $   64,358     $   38,929
(000 omitted)
Number of employees          1,500          1,521
(full-time)




ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

Idaho Power Company's consolidated financial statements represent the Company and its wholly-owned or controlled subsidiaries.
This discussion uses the terms Idaho Power and the Company interchangeably to refer to Idaho Power Company and its subsidiaries.


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

RESULTS OF OPERATIONS

     Overview -
A number of factors have contributed to the increase in earnings per share over the last three years, including improved hydroelectric generating conditions, a strong service territory economy, continued strong customer growth, resolution of rate cases, regulatory settlements and improved subsidiary operating results.

Idaho Power's service territory experienced above average water years from 1995-1997. Hydro generation was 69 percent of total
Company generation in 1997 and 1996, and 67 percent in 1995, compared to the historical average of 62 percent.

Idaho's economy, especially in the Company's service territory, continued its strong performance over the last three years. Idaho's non-agricultural employment growth for the twelve months ended November 1997 was 1.9 percent; annual growth rates in 1996 and 1995 were 3.1 percent and 3.2 percent, respectively. Within the Boise Metropolitan Statistical Area, the heart of Idaho Power's service territory, non-agricultural employment increased
4.0 percent for the twelve months ended November 1997, 4.0 percent in 1996 and 5.1 percent in 1995.

General business customer growth continued in 1997, with a 3.0 percent increase, compared with a 3.5 percent increase in 1996.
This growth is attributable to strong overall economic conditions in the Company's service territory.

Operating revenues increased $170.1 million in 1997, due primarily to increased trading in the electricity market, and $32.8 million in 1996, due primarily to customer growth and weather conditions in the Company's service territory. The Company set aside approximately $8.7 million in 1997 and $4.9 million in 1996 for the benefit of its Idaho customers. The provision for refund reduced reported earnings per share by approximately $0.14 in 1997 and $0.08 in 1996 (See "Regulatory Issues - Regulatory Settlement").



Total operating expenses increased $172.5 million in 1997, due primarily to increased trading in wholesale electricity markets, and $21.6 million in 1996, due primarily to increased purchased power and fuel expenses resulting from increased sales.

Income taxes decreased $5.6 million in 1997, due primarily to an increase in tax credits earned from increasing investments in affordable housing projects.

Earnings per share of common stock in 1997 were $2.32, up from $2.21 earned in 1996 and $2.10 earned in 1995. The 1997 earnings equate to a 12.2 percent earned return on year-end common equity, as compared to the 12.0 percent earned in 1996 and the 11.6 percent earned in 1995. At December 31, 1997, the book value per share of common stock was $18.93, compared to $18.47 at December 31, 1996 and $18.15 at December 31, 1995.


     General Business Revenue -
General business revenue is dependent on a number of factors, including the number of customers, rate adjustments, and weather patterns. The 0.8 percent decrease in general business revenue in 1997 is due primarily to a rate decrease, more moderate temperatures and increased precipitation, which reduced average irrigation customer energy sales by 8.2 percent and average residential customer energy sales by 1.2 percent. Precipitation increased 37.1 percent during the 1997 growing season, compared to 1996, and heating and cooling degree days, a common measure used in the electric utility industry to analyze usage, decreased
by 3.3 percent in 1997.   These factors were partially offset by
a 3.0 percent increase in the number of general business customers.

The 4.9 percent increase in general business revenue in 1996 is due to a 5.3 percent increase in average energy sales per customer and a 3.5 percent increase in the number of customers, offset by decreases in customer rates. Usage per customer was influenced by more extreme temperatures and decreased precipitation. Heating and cooling degree days increased 6.5 percent over 1995 and precipitation during the growing season decreased 17.1 percent.


     Off-System Sales -
Off-system sales increased $173.7 million in 1997 and $12.8 million in 1996. The increases in off-system revenue are due primarily to increases in MWH sales, of approximately 200 percent in 1997 and 48 percent in 1996. This volume growth reflects significant increases in trading in the wholesale electricity markets.

Off-system sales are comprised of trading in the wholesale electricity markets, firm sales (long-term contracts), and opportunity sales made on a when-available basis. The volume and price of these latter sales depend on the Company's firm energy demand, hydroelectric generating conditions in its service territory, and market conditions throughout the western United
States.

     Expenses -
Purchased power expense increased $150.2 million in 1997 and $14.5 million in 1996 due primarily to increases in MWHs purchased in the electricity trading markets. Total MWHs of purchased power increased 213 percent in 1997 and 41 percent in 1996. These increases reflect the Company's increased trading in the wholesale electricity markets and the availability of low cost energy resulting from the abundance of hydro generation in the West.




Fuel expense increased by $7.9 million in 1997 and $8.6 million in 1996 due primarily to increased generation at the Company's coal-fired plants to take advantage of off-system sales opportunities. Total generation at the coal-fired plants was approximately 5.4 million MWHs in 1997, 4.8 million MWH in 1996 and 4.6 million MWHs in 1995.

In 1997, the change in the PCA was minimal, but in 1996, the PCA was down $14.1 million, compared to 1995. The PCA mechanism reduces expenses when power supply costs are above forecast, and increases expenses when power supply costs are below forecast (see "Regulatory Issues - Power Cost Adjustment").

The increases in other operation expenses in 1997 and 1996 were due primarily to increased payroll and benefits, and changes in operations due to water conditions.

Maintenance expenses increased $6.0 million in 1997 and $6.8 million in 1996. The 1997 increase is due to extensive maintenance at the Company's Valmy generation facility due to increased utilization, and repairs to hydro facilities and distribution facilities damaged by natural causes. The 1996 increase is due primarily to maintenance on transmission and distribution facilities damaged by natural causes.

Depreciation expense increased for the two-year period by $4.6 million, due to greater plant investment.

     Interest Charges -
Interest charges on long-term debt increased $1.1 million in 1997 and $1.0 million in 1996, reflecting an increase in the average amount of debt outstanding during the periods, partially offset by decreased interest rates. In October 1996 the Company issued $27.0 million of Secured Medium Term Notes (Series B, 6.85%, Due
2002) the proceeds of which were used to redeem $25.0 million of preferred stock and pay related redemption premiums.

Other interest increased $2.4 million in 1997, due primarily to increased short-term borrowing and subsidiary financing.

     Income Taxes -
Income taxes decreased $5.6 million in 1997 and increased $3.7 million in 1996. The decrease in 1997 is due primarily to a $2.7 million increase in affordable housing tax credits and decreased net income before taxes. The increase in 1996 is due primarily to increased net income before taxes.

     Regulatory Issues -

          Power Cost Adjustment (PCA)-
The Company has a PCA mechanism that provides for annual adjustments to the rates charged to Idaho retail customers. These adjustments are based on forecasts of net power supply costs, and take effect annually on May 16. The difference between the actual costs incurred and the forecasted costs are deferred, with interest, and trued-up in the next annual rate adjustment.

The 1997-1998 forecast assumed above-average hydroelectric generating conditions. This resulted in forecasted power supply costs and rates being lower than the base amounts established in past regulatory proceedings. The Company's May 1997 PCA adjustment, combined with the revenue-sharing mechanism described below, decreased rates 0.63%. Revenue from Idaho retail customers will be $20.2 million less than what would be recovered if the Company was charging the base rates during this rate period. The May 1996 adjustment reduced Idaho jurisdictional PCA rates 5.9 percent.

So far in the current rate period, actual power costs have exceeded the forecast. The Company has recorded a regulatory asset of, and decreased expenses by, $12.8 million as of December 31, 1997. The variance that exists at the end of the current rate period will be trued-up in the next annual PCA adjustment.


          Regulatory Settlement -
On August 3, 1995, the Company filed a proposal with the IPUC to support the Company's organizational redesign. In response to the proposal, the IPUC approved a settlement that authorizes the Company to defer and amortize costs related to reorganization, in return for a general rate freeze through 1999. The settlement gives the Company time to pursue and to implement its efficiency and growth initiatives with the assurance of a reasonable level of financial performance without the need to change customer prices.

Under the terms of the settlement, which remains in effect through 1999, when the Company's actual earnings in a given year exceed an 11.75 percent return on year-end common equity for the Idaho jurisdiction, the Company will refund 50 percent of the excess to Idaho's retail ratepayers. In 1997, the Company set aside $8.7 million for the benefit of its Idaho customers. In 1996, the Company set aside $4.9 million, $1.4 million of which was retained from refunding and applied against the regulatory asset balance of Idaho demand side conservation management expenditures.

In addition, the settlement allows for the accelerated amortization of regulatory liabilities associated with accumulated deferred investment tax credits (ADITCs) to provide a minimum 11.50 percent return on actual year-end common equity for the Idaho jurisdiction, up to a maximum of $30 million of ADITCs. The Company has received approval from the Idaho State Tax Commission and the Internal Revenue Service on the accounting treatment for the tax credits. As of December 31, 1997, no ADITCs have been used under the regulatory agreement.

Other important points in the Settlement are that the Company will not be allowed to increase its Idaho general rates prior to January 1, 2000, except under special conditions as defined in the Settlement Agreement and the Company agrees that its quality of service will not decline as a result of corporate reorganization.

          Cogeneration and Small Power Production Contracts -
In light of the potential deregulation of the electric utility industry and a more competitive power supply marketplace, Idaho Power believes that resource acquisition policies must avoid burdening the Company and its customers with unnecessary future power supply costs. In December 1993, the Company filed with the IPUC a request to approve lower published prices for new CSPP contracts. In response to the Company's filing, the IPUC issued an order on January 31, 1995, approving lower published CSPP rates for new projects less than one MW. In addition, the IPUC determined that negotiated rates for future CSPP projects larger than 1 megawatt (MW) should be tied more closely to values determined in the Company's integrated resource planning (IRP) process. In a subsequent order issued on September 4, 1996, the IPUC further recognized the coming changes by limiting the contract term which a new CSPP project larger than one MW could request to a maximum of five years.






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

          Oregon General Rate Relief -
In May 1995, Idaho Power filed an application with the Oregon Public Utilities Commission (OPUC), seeking general rate relief of approximately $3.4 million, or a 16.65 percent increase. The Company later negotiated a Settlement Stipulation with the OPUC staff, the Company's Oregon industrial customers, and the Citizens Utility Board of Oregon. The Settlement granted Idaho Power a $1.3 million general rate increase for its Oregon retail customers. The OPUC approved the Settlement Stipulation on November 28, 1995.

          Oregon Drought-Related Rate Relief -
In response to the Company's April 1995 application, the OPUC granted $1.5 million in drought-related rate relief for the year 1994. The OPUC order allows recovery of the $1.5 million through the continued application of an existing increase authorized in July 1993 (for 1992 drought relief). The rate increase went into effect in July 1995 and will remain in effect until approximately May 1998.

     Subsidiaries -

          Ida-West Energy Company -
In January 1996, Ida-West made an investment by acquiring all of the outstanding bonds that were issued to finance three hydroelectric plants known collectively as the Friant Power Project. This project is located at the U.S. Bureau of Reclamation's Friant Dam on the headwaters of the San Joaquin River in Madera and Fresno Counties, California. It has an aggregate generating capacity of 27.4 MW. The project is owned and operated by Friant Power Authority, a quasi-governmental entity consisting of six irrigation districts, a water district, and a municipal utility district.

In November 1996, Ida-West purchased an interest in five hydroelectric projects located in Shasta County, California, with a total generating capacity of 11.2 MW. Ida-West acquired the projects through a limited liability company in which it holds a 50 percent interest.

In addition, Ida-West has a partnership interest in the Hermiston Power Project, a 460 MW, gas-fired cogeneration project to be located near Hermiston, Oregon. Ida-West has been responsible for managing all permitting and development activities relating to the project since its inception in 1993, and has obtained all permits necessary for construction and operation of the project. The partnership is exploring various alternatives for marketing the project's output. Project financing for construction costs would be non-recourse to Idaho Power. To date, the Company has invested $20 million in Ida-West.






          IDACORP, Inc. -
Through IDACORP, the Company is participating in eight affordable housing programs. These investments provide a return to IDACORP by reducing the Company's federal income taxes and by assuring a return on investment through tax credits and tax depreciation benefits. To date, the Company has invested $6.5 million in IDACORP.



LIQUIDITY AND CAPITAL RESOURCES -

     Cash Flow -
The Company's net cash generated from operations totaled $516.2 million for the three-year period 1995-1997. After deducting common and preferred dividends of $231.0 million, net cash generation from operations provided approximately $285.1 million for the Company's construction program and other capital requirements. Internal cash generation after dividends provided 101 percent of the Company's total capital requirements in 1997, 99 percent in 1996, and 101 percent in 1995.

The Company forecasts that internal cash generation after dividends will provide approximately 85 percent of total capital requirements in 1998 and over 105 percent during the four-year period 1999-2002. Idaho Power expects to continue financing its construction program and other capital requirements with both internally generated funds and, to the extent necessary, externally financed capital. During the forecast period, the Company has first mortgage bond maturities of $30.0 million in 1998, $0 in 1999, $80.0 million in 2000, $30.0 million in 2001 and $27.0 million in 2002.

At January 1, 1998, the Company had regulatory authority to incur up to $200.0 million of short-term indebtedness. At December 31, 1997, the Company's short-term borrowing totaled $57.5 million compared to $54.0 million at December 31, 1996 and $53.0 million at December 31, 1995.

On December 19, 1996, the Company replaced its committed lines of credit arrangements with a $120.0 million multi-year revolving credit facility under which the Company pays a facility fee on the commitment, quarterly in arrears, based on the Company's first mortgage bond rating (see Note 7 of "Notes to Consolidated Financial Statements").

     Construction Program -
The Company's consolidated cash construction expenditures totaled $94.5 in 1997, $93.6 million in 1996, and $84.0 million in 1995.
Approximately 26 percent of these expenditures were for generation facilities, 19 percent for transmission facilities, 43 percent for distribution facilities, and 12 percent for general plant and equipment. The Company estimates that its cash construction program will require $100 million in 1998 and $390
million in the four year period 1999-2002.   These estimates are
subject to revision in light of changing economic, regulatory, environmental, and conservation factors.

          Southwest Intertie Project (SWIP) -
The Company's SWIP proposal calls for a 500-mile, 500-kilovolt
(kV) transmission line that would serve as a major north-south transmission artery, connecting the Company's system with those of utilities in California and the Southwest. The Company is continuing to evaluate the economic viability of the proposed line.






          Operational and Financial Information Systems -
During 1997 the Company implemented new financial and operating information systems. Total costs for both hardware and software were $19.3 million. The Company expects to spend an additional
$1.2 million on the project in 1998.

     Financing Program -
The Company's capital structure fluctuated slightly during the three-year period, with common equity ending at 47 percent, preferred stock 7 percent, and long-term debt 46 percent at December 31, 1997. The Company's objective is to maintain capitalization ratios of approximately 45 percent common equity, 5-10 percent preferred stock, and the balance in long-term debt. The Company's pre-tax interest coverage ratios were 3.28 times in 1997, 3.49 times in 1996, and 3.40 times in 1995.

The Company has on file a shelf registration statement for the issuance of first mortgage bonds and/or preferred stock, with an aggregate principal amount not to exceed $200 million. On July 29, 1996, the Company issued $30,000,000 principal amount of Secured Medium Term Notes, Series B, 6.93% Series Due 2001. The net proceeds were used for repayment of commercial paper issued in connection with the Company's ongoing construction program.
On October 2, 1996, $27,000,000 principal amount of Secured Medium Term Notes, Series B, 6.85% Due 2002 were issued with net proceeds from this sale used to redeem $25,000,000 principal amount of 8.375% Series, Serial Preferred Stock, Without Par Value ($100 stated value). These transactions have reduced the remaining balance on the shelf registration to $143 million as of December 31, 1997.

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


OTHER MATTERS -

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

The Northwest Power Planning Council (NWPPC) issued its recovery plan for Snake River anadromous fish, the Strategy for Salmon, on December 15, 1994. The NWPPC plan calls on the U. S. Bureau of Reclamation (BOR) to acquire 500,000 acre-feet of water within the Snake River Basin by 1996, and an additional 500,000 acre-feet by 1998. The water is to be acquired from willing sellers. Thus far, the BOR has indicated it does not intend to comply with the request to acquire 1,000,000 acre-feet of additional water. However, if the BOR does comply and successfully implements the request, its movement of additional water could have a material impact on the Company's power supply costs. The Company and the BPA have negotiated a five-year contract, expiring April 15, 2001, requiring BPA to replace lost energy and capacity resulting from recovery plans that impact the Company's power supply cost.


          Nez Perce Lawsuit -
On March 21, 1997, the United States District Court for the District of Idaho entered a judgment related to a civil lawsuit filed against Idaho Power in 1991 by the Nez Perce Tribe. The suit arose from the construction, maintenance, and operation of Idaho Power's three-dam Hells Canyon Complex and the project's alleged impact both on fish and the Tribe's treaty-reserved fishing rights. The judgment, which incorporated the terms of an agreement already reached by the Company and the Tribe, requires Idaho Power to pay the Nez Perce Tribe $11.5 million over five
years.   The first payment of $5 million plus agreed upon
interest was paid on March 28, 1997. Additional payments of $1,625,000 will be made each of the next four years. All payments under the Agreement will be made in 1996 dollars, which allows for adjusted future inflation within a minimum range of three percent and a maximum of seven percent.

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

In 1995, as a part of its federal hydro relicensing process, Idaho Power obtained a permit from the USFWS to study five species of endangered Snake River snails. In 1997, the Company's biologists completed this study, which focused on potential snail habitat in the Middle Snake River. The Company's objective was to gain scientific insight into how or if these snails are affected by a variety of factors, including hydropower production, water quality, and irrigation run-off. The study will review how these and other factors influence the status of the various colonies and their respective habitats. A final report on the study is due in May 1998.


          Mountaineer Cleanup -
In May 1993, the Company was notified that Bridger Coal Company
(BCC) was a potential contributor to a Superfund site involving waste motor oil delivered to Mountaineer Refinery in Wyoming. Idaho Energy Resources Company (IERCo), a wholly-owned subsidiary of Idaho Power, owns one-third of BCC and is responsible for one-third of BCC's costs. BCC's portion of the cleanup costs at Mountaineer was $261,700. Cleanup is substantially complete, with the exception of ground water monitoring which will continue for the next seven years.

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

On July 16, 1997, the EPA announced new National Ambient Air Quality Standards for ozone and Particulate Matter (PM). In addition to these standards, on July 17, 1997, the EPA proposed regional haze regulations for protection of visibility in national parks and wilderness areas. Impacts of the ozone and PM regulations and the proposed regional haze regulations on the Company's thermal operations are unknown at this time.

Although not presently required to meet any federal nitrogen oxide
(NOx) limits, North Valmy, Boardman, and Jim Bridger Unit 4 elected to meet Phase I NOx limits beginning in 1998. As a result of this voluntary "early election" these units will not be required to meet the more restrictive Phase II NOx limits until 2008. Had the units not voluntarily "early elected", they would have been required to meet the Phase II NOx limits beginning in 2000.

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


     Electric Industry Restructuring -
Competition is increasing in the electric utility industry on both a wholesale and retail level. Idaho Power's goal is to anticipate and fully integrate into Company operations any legislative, regulatory or competitive changes. It is pursuing a rapid, but orderly transition to at least a partially and possibly a totally deregulated environment in the years ahead.
With its low energy production costs, Idaho Power is well-positioned to succeed in a more competitive environment and is taking steps to preserve its low-cost advantage. The following items describe some of the changes to date, as well as steps being taken by the Company.

          Legislative Actions -
In 1997, the Idaho legislature appointed a committee to study deregulation of the electric utility industry. Legislation resulting from this committee required the IPUC to begin an investigation into the unbundling of costs into its various delivery and energy components. The Company has filed cost unbundling studies in July and December 1997. The IPUC next will compile cost data presented by all the electric utilities and present that information to the legislature. Although the committee will continue studying a variety of deregulation ideas throughout 1998, it is not expected to recommend restructuring legislation until at least 1999.

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

          Independent Grid Operator -

A group of twenty one Northwest and Rocky Mountain electric utilities, including Idaho Power had been working to create an independent transmission grid operator called "IndeGO". As envisioned, IndeGO would ensure non-discriminatory, open-access to electricity transmission facilities in compliance with recent FERC rulings. In 1996, the utilities signed a memorandum of understanding to investigate the feasibility of developing a regional transmission grid which would be operated by an entity independent of power market interests. As initially studied, IndeGO could control substantially all of the transmission facilities in eight western states.

In November 1997, the group released a complete package of draft legal agreements and descriptive materials for formal public review with the intention of making a filing with FERC in 1998. However, due to concerns with timing, costs and the status of restructuring in Idaho, the Company has stated that it cannot support an IndeGO filing with FERC at this time and as currently structured. Subsequently, on March 4, 1998, seven Northwest investor owned utilities, including the Company, issued a joint statement concluding that it is not productive to devote further effort to IndeGO development at this time because of critical questions about electric restructuring and Bonneville Power Administration participation.





          Holding Company -
The Company filed an application and received approval from the IPUC in January 1998 to form a holding company to serve as a parent company for both Idaho Power and Ida-West. The purpose of the holding company is to allow the Company more flexibility as the energy industry continues to undergo rapid changes. Approval by the IPUC was the first in a series of steps the Company must take. The Company will be next seeking approval from federal agencies and the public utilities commissions of Nevada, Oregon and Wyoming. Once the Company has received all required approvals, it then will seek its shareholders' endorsement.

          Energy Trading -
The Company intends to be a competitive energy provider, including both electricity and natural gas. In 1997, the Company opened a gas trading offices in Houston, Texas to serve the southern and eastern United States and Boise, Idaho to serve the Northwest and Canadian markets. For 1997, the Company has recorded a loss of $1.2 million in its gas trading operations, because the cost of operations exceeded trading gains in this
start-up period.   The Company is also actively participating in
the wholesale electricity markets, the results of which are included in off-system revenue and purchased power expense.

To implement this strategy, the Board of Directors gave approval for executive management to form a Risk Management Committee, comprised of Company officers, to oversee a new risk management program. The program is intended to minimize fluctuations in earnings and cash flow while controlling the volatility of the Company's energy prices. The objectives of the program include setting and achieving commodity price targets, locking in commodity prices related to specific contracts for the sale of electricity, and managing commodity price risk for customers.

     Relicensing of Hydroelectric Projects -
Idaho Power is actively pursuing the relicensing of its hydroelectric projects, a process that will continue for the next
10 to 15 years. The Company submitted its first applications for license renewal to the FERC in December 1995. These first applications seek renewal of the Company's licenses for its Bliss, Upper Salmon Falls, and Lower Salmon Falls Hydroelectric Projects. Although various federal requirements and issues must be resolved through the license renewing process, the Company anticipates that its efforts will be successful. At this point, however, the Company cannot predict what type of environmental or operational requirements it may face, nor can it estimate the eventual cost of license renewal. At December 31, 1997, $4.3 million of relicensing costs were included in Construction Work in Progress.

     Year 2000 Compliance -
Idaho Power, like most other companies, will be required to modify significant portions of its computer software so that it functions properly in the year 2000. The Company is expending significant resources to ensure that its computer systems are able to deal with transactions that occur in 2000 and beyond. Failure to adequately prepare for these transactions could have a material impact on the Company's ability to conduct its business. Maintenance and modification costs related to this issue will be expensed as incurred, and new software will be capitalized and amortized over its useful life.

     New Accounting Pronouncements -
In June 1997, the FASB issued SFAS No. 130, Reporting
Comprehensive Income and No. 131, Disclosures about Segments of an Enterprise and Related Information. These statements are effective for financial statements beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 redefines standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. The Company is reviewing these statements to determine their effect on its reporting requirements.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENT
AND FINANCIAL STATEMENT SCHEDULE


                                                               PAGE

Management's Responsibility for Financial Statements             37

Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 1997,
       1996 and 1995                                           38-39

     Consolidated Statements of Income for the Years
       Ended December 31, 1997, 1996 and 1995                    40

     Consolidated Statements of Retained Earnings for the Years
       Ended December 31, 1997, 1996 and 1995                    41

     Consolidated Statements of Capitalization as of
       December 31, 1997, 1996 and 1995                          42

     Consolidated Statements of Cash Flows for the Years
       Ended December 31, 1997, 1996 and 1995                    43

     Notes to Consolidated Financial Statements                44-56

Independent Auditors' Report                                     57

Supplemental Financial Information (Unaudited)                   58

Supplemental Schedule for the Years Ended December 31,
     1997, 1996 and 1995:

     Schedule II-               Consolidated Valuation and
             Qualifying Accounts                                 66



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



Joseph W. Marshall
Chairman and Chief Executive Officer



J.   LaMont Keen
Vice President, Chief Financial Officer and Treasurer


IDAHO POWER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS

                                               December 31,
                                         1997      1996     1995
                                          (Thousands of Dollars)

ELECTRIC PLANT:
   In service (at original cost)   $2,605,697    $2,537,565    $2,481,830
   Accumulated provision for         (942,400)     (886,885)     (830,615)
depreciation
     In service - Net               1,663,297     1,650,680     1,651,215
   Construction work in progress       51,892        42,178        20,564
   Held for future use                  1,738         1,773         1,106

      Electric plant - Net          1,716,927     1,694,631     1,672,885

INVESTMENTS AND OTHER PROPERTY         50,681        36,502        16,826

CURRENT ASSETS:
   Cash and cash equivalents            6,905         7,928         8,468
   Receivables:
     Customer                          63,076        34,962        33,357
     Gas operations                    42,128          -             -
     Allowance for uncollectible       (1,397)       (1,394)       (1,397)
accounts
     Notes                              4,613         5,104         5,134
     Employee notes receivable          4,757         4,486         4,648
     Other                              8,854         8,489        10,771
   Accrued unbilled revenues           33,312        27,709        25,025
   Materials and supplies (at          29,156        24,639        25,937
average cost)
   Fuel stock (at average cost)         7,172        11,631        13,063
   Prepayments                         15,381        16,165        20,778
   Regulatory assets associated         3,164         4,397         5,777
with income taxes

      Total current assets            217,121       144,116       151,561

DEFERRED DEBITS:
   American Falls and Milner water     32,055        32,260        32,440
rights
   Company-owned life insurance        51,915        57,291        56,066
   Regulatory assets associated       198,521       196,696       200,379
with income taxes
   Regulatory assets - other           90,239        89,507        68,348
   Other                               47,973        44,334        43,248

      Total deferred debits           420,703       420,088       400,481

      TOTAL                        $2,405,432    $2,295,337    $2,241,753


The accompanying notes are an integral part of these statements.


IDAHO POWER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES

                                            December 31,
                                       1997     1996      1995
                                       (Thousands of Dollars)

CAPITALIZATION:
   Common stock equity:
     Common stock - $2.50 par
value (shares authorized           $   94,031    $   94,031    $   94,031
      50,000,000; shares
outstanding - 37,612,351)
     Premium on capital stock         362,328       362,297       363,044
     Capital stock expense             (3,840)       (3,842)       (4,127)
     Retained earnings                259,299       242,088       229,827

      Total common stock equity       711,818       694,574       682,775
   Preferred stock                    106,697       106,975       132,181
   Long-term debt                     703,684       738,550       672,618

      Total capitalization          1,522,199     1,540,099     1,487,574

CURRENT LIABILITIES:
   Long-term debt due within one       30,072            71        20,517
year
   Notes payable                       57,516        54,016        53,020
   Accounts payable                    69,064        36,370        40,483
   Accounts payable gas operations     42,874          -             -
   Taxes accrued                       24,295        17,304        15,409
   Interest accrued                    17,918        15,886        14,785
   Deferred income taxes                3,164         4,397         5,777
   Other                               13,703        12,439        12,867

      Total current liabilities       258,606       140,483       162,858

DEFERRED CREDITS:
 Regulatory liabilities associated
with deferred investment tax           70,196        71,283        70,507
credits
   Deferred income taxes              423,736       411,890       408,394
   Regulatory liabilities              34,072        35,028        34,554
associated with income taxes
   Regulatory liabilities - other         509           616           789
   Other                               96,114        95,938        77,077

      Total deferred credits          624,627       614,755       591,321

COMMITMENTS AND CONTINGENT
   LIABILITIES (Note 8)

      TOTAL                        $2,405,432    $2,295,337    $2,241,753

The accompanying notes are an integral part of these statements.




IDAHO POWER COMPANY
CONSOLIDATED STATEMENTS OF INCOME

                                          Year Ended December 31,
                                      1997        1996         1995
                                          (Thousands of Dollars)

REVENUES:
   Total general business          $480,458     $484,145     $461,594
   Off system sales                 243,874       70,222       57,418
   Other revenues                    24,171       24,078       26,609
     Total revenues                 748,503      578,445      545,621
EXPENSES:
   Operation:
     Purchased power                219,200       69,038       54,586
     Fuel expense                    71,271       63,334       54,691
     Power cost adjustment           (6,032)      (6,859)       7,292
     Other                          137,458      132,667      126,714
   Maintenance                       48,722       42,731       35,953
   Depreciation                      71,973       69,705       67,415
   Taxes other than income taxes     21,162       20,658       22,979
      Total expenses                563,754      391,274      369,630

INCOME FROM OPERATIONS              184,749      187,171      175,991
OTHER INCOME:
   Allowance for equity funds used       34           46          (16)
during construction
   Gas trading activities - Net      (1,181)        -            -
   Other - Net                       15,402       12,488       14,372
      Total other income             14,255       12,534       14,356

INTEREST CHARGES:
   Interest on long-term debt        53,215       52,165       51,147
   Other interest                     7,546        5,183        5,309
      Total interest charges         60,761       57,348       56,456
   Allowance for borrowed funds
used during                            (503)        (353)      (1,442)
     construction
      Net interest charges           60,258       56,995       55,014

INCOME BEFORE INCOME TAXES          138,746      142,710      135,333

INCOME TAXES                         46,472       52,092       48,412

NET INCOME                           92,274       90,618       86,921
   Dividends on preferred stock       5,176        7,463        7,991

EARNINGS ON COMMON STOCK           $ 87,098     $ 83,155     $ 78,930

AVERAGE COMMON SHARES
   OUTSTANDING (000)                 37,612       37,612       37,612

EARNINGS PER SHARE OF
   COMMON STOCK                    $   2.32     $   2.21     $   2.10

The accompanying notes are an integral part of these statements.







IDAHO POWER COMPANY
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                          Year Ended December 31,
                                       1997        1996         1995
                                           (Thousands of Dollars)

RETAINED EARNINGS
   Beginning of year               $242,088     $229,827     $220,838

NET INCOME                           92,274       90,618       86,921

   Total                            334,362      320,445      307,759

DIVIDENDS:
   Preferred stock                    5,176        7,463        7,991
   Common stock (per share: $1.86)   69,887       69,924       69,941

      Total dividends                75,063       77,387       77,932

PREFERRED STOCK REDEMPTION             -             970         -

RETAINED EARNINGS
   End of year                     $259,299     $242,088     $229,827

The accompanying notes are an integral part of these statements.


IDAHO POWER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                               December 31,
                                  1997    %     1996    %       1995    %
                                          (Thousands of Dollars)
COMMON STOCK EQUITY
   Common stock              $   94,031     $   94,031     $   94,031
   Premium on capital stock     362,328        362,297        363,044
   Capital stock expense         (3,840)        (3,842)        (4,127)
   Retained earnings            259,299        242,088        229,827
      Total common stock        711,818  47    694,574  45    682,775  46
equity

PREFERRED STOCK
   4% preferred stock            16,697         16,975         17,181
   7.68% Series, serial          15,000         15,000         15,000
preferred stock
   8.375% Series, serial           -             -             25,000
preferred stock
   7.07% Series, serial          25,000         25,000         25,000
preferred stock
   Auction rate preferred        50,000         50,000         50,000
stock
      Total preferred stock     106,697   7    106,975   7    132,181   9

LONG-TERM DEBT
   First mortgage bonds:
     5  1/4 %                     -               -            20,000
Series due 1996
     5.33 %  Series due 1998    30,000          30,000         30,000
     8.65 %  Series due 2000    80,000          80,000         80,000
     6.93 %  Series due 2001    30,000          30,000           -
     6.85 %  Series due 2002    27,000          27,000           -
     6.40 %  Series due 2003    80,000          80,000         80,000
     8    %  Series due 2004    50,000          50,000         50,000
     9.50 %  Series due 2021    75,000          75,000         75,000
     7.50 %  Series due 2023    80,000          80,000         80,000
     8  3/4 %                   50,000          50,000         50,000
Series due 2027
     9.52 %  Series due 2031    25,000          25,000         25,000
      Total first mortgage     527,000         527,000        490,000
bonds
   Amount due within one year  (30,000)           -           (20,000)
      Net first mortgage       497,000         527,000        470,000
bonds
   Pollution control revenue
bonds:
     5.90 %  Series due 2003      -               -            24,200
     6.0  %  Series due 2007      -               -            24,000
     7  1/4 %                    4,360           4,360          4,360
Series due 2008
     7  5/8 % Series 1983 -       -               -            68,100
1984 due 2013 - 2014
     8.30 %Series 1984 due      49,800          49,800         49,800
2014
     6.05 %Series 1996A due     68,100          68,100           -
2026
     Variable rate Series       24,200          24,200           -
1996B due 2026
     Variable rate Series       24,000          24,000           -
1996C due 2026
      Total pollution control  170,460         170,460        170,460
revenue bonds
   Amount due within one year     -               -              (450)
      Net pollution control    170,460         170,460        170,010
revenue bonds
   REA notes                     1,561           1,632          1,700
   Amount due within one year      (72)            (71)           (67)
   Net REA notes                 1,489           1,561          1,633
   Subsidiary debt               4,316           9,000           -
   American Falls bond          20,355          20,560         20,740
guarantee
   Milner Dam note guarantee    11,700          11,700         11,700
   Unamortized                  (1,636)         (1,731)        (1,465)
premium/discount - Net
      Total long-term debt     703,684   46    738,550  48    672,618  45

TOTAL CAPITALIZATION        $1,522,199  100 $1,540,099 100 $1,487,574 100

The accompanying notes are an integral part of these statements.

IDAHO POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           Year Ended December 31,
                                     1997           1996           1995
                                           (Thousands of Dollars)

OPERATING ACTIVITIES:
   Cash received from operations:
     Retail revenues               $483,402       $490,504       $468,821
     Wholesale revenues             217,017         66,551         59,260
     Other revenues                  28,700         24,469         22,825
   Fuel paid                        (67,165)       (59,798)       (61,741)
   Purchased power paid            (180,988)       (70,302)       (52,526)
   Other operation & maintenance   (183,589)      (177,055)      (154,209)
paid
   Interest paid (include long and  (53,822)       (53,273)       (54,303)
short-term debt only)
   Income taxes paid                (41,786)       (45,050)       (40,402)
   Taxes other than income taxes    (27,542)       (23,455)       (22,939)
paid
   Other operating cash receipts       (830)        21,824          3,634
and payments - Net
       Net cash provided by         173,397        174,415        168,420
operating activities

FINANCING ACTIVITIES:
   First mortgage bonds issued         -            57,000           -
   PC bond fund requisitions/other   (4,864)       128,534           -
long-term debt
   Short-term borrowings - Net        3,500          1,000         (2,000)
   Long-term debt retirement            (70)      (140,069)          (519)
   Preferred stock retirement          (168)       (26,530)          (151)
   Dividends on preferred stock      (5,531)        (7,850)        (7,888)
   Dividends on common stock        (69,886)       (69,923)       (69,967)
   Other sources/uses                   431         (4,144)          (781)
       Net cash used in financing   (76,588)       (61,982)       (81,306)
activities

INVESTING ACTIVITIES:
   Additions to utility plant       (94,499)       (93,645)       (83,965)
   Conservation                      (2,104)        (3,839)        (5,688)
   Increase in investments             -           (20,153)          -
   Other                             (1,229)         4,664          3,259
       Net cash used in investing   (97,832)      (112,973)       (86,394)
activities
   Change in cash and cash           (1,023)          (540)           720
equivalents
   Cash and cash equivalents          7,928          8,468          7,748
beginning of year
       Cash and cash equivalents   $  6,905       $  7,928       $  8,468
end of year

RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY OPERATING
ACTIVITIES:
   Net income                     $ 92,274        $ 90,618       $ 86,921
   Adjustments to reconcile net
income to net cash:
     Depreciation                   71,973          69,705         67,415
     Deferred income taxes           7,065           7,201         11,698
     Investment tax credit - Net    (1,087)            776         (1,086)
     Allowance for funds used         (537)           (399)        (1,425)
during construction
     Postretirement benefits        (7,574)          1,340         (2,857)
funding (excl pensions)
     Changes in operating assets
and liabilities:
      Accounts receivable          (70,384)            866         (7,279)
      Fuel inventory                 4,459           1,432         (1,753)
      Accounts payable              75,568          (4,113)         8,420
      Taxes accrued                  6,991           1,895           (985)
      Interest accrued               2,032           1,101             30
     Other - Net                    (7,383)          3,993          9,321
      Net cash provided by        $173,397        $174,415       $168,420
operating activities

The accompanying notes are an integral part of these statements.



IDAHO POWER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned or controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in business entities in which the Company and its subsidiaries do not have control, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method.

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

Allowance For Funds Used During Construction (AFDC) -The allowance, a non-cash item, represents the composite interest costs of debt, shown as a reduction to interest charges, and a return on equity funds, shown as an addition to other income, used to finance construction. While cash is not realized currently from such allowance, it is realized under the rate making process over the service life of the related property through increased revenues resulting from higher rate base and higher depreciation expense. Based on the uniform formula adopted by the FERC, the Company's weighted average monthly AFDC rates for 1997, 1996, and 1995 were 5.8 percent, 6.1 percent and
6.1 percent, respectively.

Revenues - In order to match revenues with associated expenses, the Company accrues unbilled revenues for electric services delivered to customers but not yet billed at month-end.

Under terms and conditions of the Regulatory Settlement with the Idaho Public Utilities Commission, (IPUC), when the Company's actual earnings in a given year exceeds an 11.75 percent return on year-end common equity, the Company will refund 50 percent of the excess. In 1997 and 1996, the Company set aside approximately $8.7 million and $4.9 million of revenues for the benefit of its Idaho customers.

Power Cost Adjustment - The Company has a Power Cost Adjustment
(PCA) mechanism that provides for annual adjustments to the rates charged to Idaho retail customers. These adjustments are based on forecasts of net power supply costs, and take effect annually on May 16. The difference between the actual costs incurred and the forecasted costs are deferred, with interest, and trued-up in the next annual rate adjustment.

Depreciation - All electric plant is depreciated using the straight-line method. Annual depreciation provisions as a percent of average depreciable electric plant in service approximated 2.93 percent in 1997, 2.89 percent in 1996 and 2.90 percent in 1995 and are considered adequate to amortize the original cost over the estimated service lives of the properties. Gas Operations -The Company intends to be a competitive energy provider, including both electricity and gas. In April 1997 the Company opened a gas trading office in Houston, Texas to serve the southern and eastern United States gas markets and a Boise, Idaho office that serves the Northwest and Canadian markets. The following table shows gas trading activities for the year ended December 31, 1997 (thousands of dollars):

          Gas revenues                           $127,874
          Cost of gas                            (127,788)
          Administrative and general expenses      (1,267)
          Gas trading activities - Net           $ (1,181)

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

In 1995, the Company received an accounting order from the IPUC approving acceleration of amortization of up to $30.0 million of regulatory liabilities associated with deferred ITC to non-operating income. The Internal Revenue Service and the Idaho State Tax Commission have both approved the application. Acceleration of ITC amortization is to be utilized until the actual return on year-end common equity is 11.5 percent. No accelerated ITC was recognized in 1995, 1996 or 1997.

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

Regulation Of Utility Operations - Electric utilities have historically been recognized as natural monopolies and have operated in a highly regulated environment in which they have an obligation to provide electric service to their customers in return for an exclusive franchise within their service territory with an opportunity to earn a regulated rate of return. This regulatory environment is changing. The generation sector has experienced competition from non-utility power and market producers, and the FERC is requiring utilities, including the Company, to provide wholesale open-access transmission service to others and may order electric utilities to enlarge their transmission systems to facilitate transmission services.

Some state regulatory authorities are in the process of changing utility regulations in response to federal and state statutory changes and evolving competitive markets. These statutory and conforming regulations may result in increased wholesale and retail competition. Due to the Company's low cost structure, it is well positioned to compete in the evolving utility market place. However, the Company is unable to predict what financial impact or effect the adoption of any such legislation would have on its operations.

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

The following is a breakdown of regulatory assets and liabilities for the years 1997,1996 and 1995:

                         1997               1996                1995
                   Assets Liabilities  Assets Liabilities  Assets Liabilities
                                            (Millions of Dollars)
Income taxes       $201.7   $ 34.1     $201.1    $ 35.0    $206.2   $ 34.6
Conservation         42.4       -        40.3        -       36.3       -
Employee benefits     6.5       -         7.4        -        8.3       -
PCA deferral and     16.6       -         9.6        -        2.1       -
amortization
Other                24.7      0.5       32.2       0.6      21.6      0.7
Deferred investment    -      70.2         -       71.3        -      70.5
tax credits
   Total           $291.9   $104.8     $290.6    $106.9    $274.5   $105.8


At December 31, 1997, the Company had $17.0 million of regulatory assets that were not earning a return on investment excluding the $201.7 million that relates to income taxes.

In the event that recovery of costs through rates becomes unlikely or uncertain, SFAS No. 71 would no longer apply. If the Company were to discontinue application of SFAS No. 71 for some or all of its operations, then these items may represent stranded investments. Certain regulators are currently reviewing ways to allow the electric utilities to recover these investments in the event the customers are allowed to choose their energy supplier. However, if the Company is not allowed recovery of these investments, it would be required to write off the applicable portion of regulatory assets and the financial effects could be significant.

Derivative Financial Instruments - Idaho Power uses financial instruments such as commodity futures, options and swaps to hedge against exposure to commodity price risk in the electricity and natural gas markets. The objective of the Company's hedging program is to mitigate the risk associated with the purchase and sale of natural gas and electricity. The Company's accounting for derivative financial instruments that are used to manage risk is in accordance with the concepts established in SFAS No. 80 Accounting for Futures Contracts, American Institute of Certified Public Accountants Statement of Position 86-2, Accounting for Options; and various EITF pronouncements.

Deferral (hedge) accounting is used if certain hedging criteria are met and is applied only if the derivative reduces the risk of the underlying hedged item and is designated at inception as a hedge with respect to the hedged item. Additionally, the derivative must result in payoffs that are expected to be inversely correlated to those of the hedged item.

Gains and losses from derivatives that reduce the commodity price risk related to electricity are recognized as purchased power expenses when the hedged transaction occurs. Gains and losses from derivatives that reduce the commodity price risk related to natural gas are recognized as a component of gas trading activities when the hedged transaction occurs. Cash flows from derivatives are recognized in the statement of cash flows and are in the same category as that of the hedged item.

Company policy also allows the use of financial instruments noted above for trading purposes in support of Company operations. Gains or losses on financial instruments that are used for trading purposes, or otherwise do not qualify for hedge accounting, are recognized in income on a current basis. At December 31, 1997, open trade equity on future positions was immaterial.

As the Company increases its level of trading it is exposed to increasing potential for credit risk in the event of non-performance by counterparties . The Company monitors this risk and has established guidelines to mitigate this risk.

New Accounting Pronouncements - In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income and No. 131, Disclosures about Segments of an Enterprise and Related Information. These statements are effective for financial statements beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 redefines standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. The Company is reviewing these statements to determine their affect on its reporting requirements.

Other Accounting Policies - Debt discount, expense and premium are being amortized over the terms of the respective debt issues.

Reclassifications - Certain items previously reported for years prior to 1997 have been reclassified to conform with the current year's presentation. Net income was not affected by these reclassifications.



2.  INCOME TAXES:
A reconciliation between the            1997       1996        1995
statutory federal income tax               (Thousands of Dollars)
rate and the effective rate is as
follows:
   Computed income taxes based on
statutory federal income tax rate   $  48,561   $  49,949   $  47,367
   Change in taxes resulting from:
     Investment tax credits            (2,887)     (2,835)     (2,837)
     Repair allowance                  (2,800)     (2,800)     (3,150)
     Current state income taxes         3,587       2,823       3,275
     Depreciation                       5,766       5,945       5,493
     Affordable housing tax            (4,519)     (1,777)       -
credits
     Other                             (1,236)        787      (1,736)
   Total provision for federal and  $  46,472   $  52,092   $  48,412
state income taxes
   Effective tax rate                    33.5 %      36.5 %      35.8 %

The provision for income taxes
consists of the following:
   Income taxes currently payable:
     Federal                        $  35,038   $  40,379   $  33,456
     State                              5,456       3,746       4,503
      Total                            40,494      44,125      37,959
   Income taxes deferred - Net of
amortization:
     Federal                            6,717       6,877      10,904
     State                                348         314         635
      Total                             7,065       7,191      11,539
   Investment tax credits:
     Deferred                           1,800       3,611       1,751
     Restored                          (2,887)     (2,835)     (2,837)
      Total                            (1,087)        776      (1,086)
   Total provision for income       $  46,472   $  52,092   $  48,412
taxes

The tax effects of significant
items comprising the Company's
net deferred tax liability
are as follows:
   Deferred tax assets:
     Regulatory liability           $  34,072   $  35,028   $  34,554
     Advances for construction         18,665      17,736      14,823
     Other                             16,536      13,550      10,498
      Total                            69,273      66,314      59,875
   Deferred tax liabilities:
     Property, plant and equipment    251,938     245,652     237,655
     Regulatory asset                 201,685     201,093     206,156
     Investment tax credit             70,196      71,283      70,507
     Conservation programs             14,377      13,720      11,746
     Other                             28,173      22,136      18,489
      Total                           566,369     553,884     544,553

   Net deferred tax liabilities     $ 497,096   $ 487,570   $ 484,678

The Company has settled Federal and Idaho tax liabilities on all open years through the 1992 tax year except for amounts related to a partnership which, in management's opinion, have been adequately accrued.












3.  COMMON STOCK:
Changes in shares of the common stock of the Company for 1997, 1996 and 1995 were as follows:


                                     Common Stock
                                              $2.50      Premium on
                                   Shares   Par Value  Capital Stock
                                             (Thousands of Dollars)

Balance at December 31, 1994     37,612,351  $94,031    $363,063
  Gain on reacquired 4%              -           -           117
preferred stock
  Restricted stock plan              -           -          (136)
Balance at December 31, 1995     37,612,351   94,031     363,044
  Gain on reacquired 4%              -           -            83
preferred stock
  Restricted stock plan              -           -          (102)
  Preferred stock redemption         -           -          (728)
Balance at December 31, 1996     37,612,351   94,031     362,297
  Gain on reacquired 4%              -           -           104
preferred stock
  Restricted stock plan              -           -           (73)
Balance at December 31, 1997     37,612,351  $94,031    $362,328


As of December 31, 1997, the Company had 2,791,321 of its authorized but unissued shares of common stock reserved for future issuance under its Dividend Reinvestment and Stock
Purchase Plan and Employee Savings Plan.

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


4.  PREFERRED STOCK:
The number of shares of preferred stock outstanding at December
31, 1997, 1996 and 1995 were as follows:

                                Shares Outstanding at        Call Price
                                     December 31,            Per Share
                               1997      1996     1995
Preferred stock:
 Cumulative, $100 par value:

  4% preferred stock
(authorized 215,000 shares)  166,972   169,753   171,813      $104.00

  Serial preferred stock,
7.68% Series (authorized     150,000   150,000   150,000      $102.97
   (150,000 shares)

 Serial preferred stock,
cumulative, without
  par value; total of
3,000,000 shares authorized:

  8.375% Series, $100 stated
value,(authorized 250,000       -         -      250,000
   shares)

  7.07% Series, $100 stated
value, (authorized 250,000   250,000   250,000   250,000  $103.535 to $100.00
   shares) (a)

  Auction rate preferred
stock, $100,000 stated           500       500       500      $100,000.00
   value, (authorized 500
shares)(b)

   Total                     567,472   570,253   822,313

(a)  The preferred stock is not redeemable prior to July 1, 2003.
(b) Dividend rate at December 31, 1997 was 4.29% and ranged between 3.93% and 4.29% during the year.

During 1997, 1996 and 1995 the Company reacquired and retired 2,781; 2,060; and 2,743 shares of 4% preferred stock resulting in a net addition to premium on capital stock of $104,202; $82,900; and $117,346; respectively. As of December 31, 1997 the overall effective cost of all outstanding preferred stock was 5.66 percent.

On November 7, 1996, the Company redeemed the $25,000,000 principal amount of 8.375% Series, serial preferred stock without par value, ($100 stated value) from proceeds of the issuance of $27,000,000 principal amount of secured medium term notes, Series B, 6.85%, Due 2002. The total cost was $26,395,000 which includes a premium of $1,395,000. The redemption premium plus the initial issuance expense of $303,547, was charged $728,541 to premium on capital stock and $970,000 to retained earnings.


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


First mortgage bonds maturing during the five-year period ending 2002 are $30,000,000 in 1998, $0 in 1999, $80,000,000 in 2000,
$30,000,000 in 2001 and $27,000,000 in 2002.  On July 29, 1996,
the Company issued $30,000,000 principal amount of Secured Medium Term Notes, Series B, 6.93% Series Due 2001. The net proceeds were used for repayment of commercial paper issued in connection with the Company's ongoing construction program. On October 2, 1996, $27,000,000 principal amount of Secured Medium Term Notes, Series B, 6.85% Due 2002 were issued with net proceeds from this sale used to redeem the Company's $25,000,000 of 8.375% Series, Serial Preferred Stock, Without Par Value.

On August 29, 1996, tax exempt Pollution Control Revenue Refunding Bonds were issued in principal amount of $68,100,000 Series 1996A, $24,200,000 Series 1996B and $24,000,000 Series
1996C. The proceeds were used to retire the $24,200,000 Pollution Control Revenue Bonds due 2003, $24,000,000 Pollution Control Revenue Bonds due 2007 and the $68,100,000 Pollution Control Revenue Bonds due 2013-2014. At December 31, 1997, 1996 and 1995 the overall effective cost of all outstanding first mortgage bonds and pollution control revenue bonds was 7.84 percent, 7.73 percent and 8.02 percent, respectively.


6.  FINANCIAL INSTRUMENTS:
Fair Value - The estimated fair value of the Company's financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and cash equivalents, customer and other receivables, notes payable, accounts payable, interest accrued, and taxes accrued are reported at their carrying value as these are a reasonable estimate of their fair value. The total estimated fair value of long-term debt was approximately $758,221,000 in 1997, $773,760,000 for 1996 and $731,168,000 for 1995. The total estimated fair value of investments and other property was $54,122,000 in 1997, $36,502,000 in 1996 and $16,826,000 in 1995.
The estimated fair values for long-term debt and investments are based upon quoted market prices of the same or similar issues.


7.  NOTES PAYABLE:
At January 1, 1998, the Company had regulatory authority to incur up to $200,000,000 of short-term indebtedness. On December 19, 1996, the Company replaced its committed lines of credit arrangements with a $120,000,000 multi-year revolving credit facility, which will expire on December 19, 2001. Under this facility the Company pays a facility fee on the commitment, quarterly in arrears, based on the Company's First Mortgage Bond rating. Commercial paper may be issued in an amount not to exceed 25 percent of revenues for the latest twelve-month period subject to the $200,000,000 maximum described above and are supported by bank lines of credit of an equal amount.

Balances and interest rates of short-term borrowings were as follows:

                                        Year Ended December
                                                31,
                                     1997       1996      1995
                                      (Thousands of Dollars)

Balance at end of year            $57,516    $54,016    $53,020
Effective annual interest rate        6.1 %      5.7 %      6.0 %
at end of year






8.  COMMITMENTS AND CONTINGENT LIABILITIES:
Commitments under contracts and purchase orders relating to the Company's program for construction and operation of facilities amounted to approximately $3.1 million at December 31, 1997. The commitments are generally revocable by the Company subject to reimbursement of manufacturers' expenditures incurred and/or other termination charges.

The Company is currently purchasing energy from 67 on-line cogeneration and small power production facilities with contracts ranging from 1 to 32 years. Under these contracts the Company is required to purchase all of the output from these facilities. During the fiscal year ended December 31, 1997, the Company purchased 935,347 (MWH) at a cost of $56.0 million.

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


9.  BENEFIT PLANS:
Incentive Plans - The Company maintains annual incentive plans for its employees tied to corporate performance goals approved by the Compensation Committee of the Board of Directors. For the years 1997, 1996 and 1995 total incentive incurred for the plans was $6,313,078, $2,467,334 and $2,898,785, respectively.

Restricted Stock Plan - The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) was issued and, if fully adopted, changes the method for recognition of cost on plans similar to those of the Company. Adoption of the fair value based method of accounting provisions of SFAS 123 is optional; however, proforma disclosures as if the Company adopted this method are required.

In 1994 a Restricted Stock Plan ("Plan") approved by the
Company's shareholders was implemented January 1, 1995 as an equity-based long-term incentive plan. At December 31, 1997, there were 370,000 shares of common stock reserved for the Plan. Grants are made to certain key employees. Each grant has a three-year restricted period with final award amounts depending on the attainment by the Company of a cumulative earnings per share performance goal.

Restricted stock awards are compensatory awards and the Company accrues compensation expense (which is charged to operations) based upon the market value of the granted shares. For the years 1997, 1996 and 1995, total compensation accrued for the plan was $538,664, $184,153 and $91,200, respectively.

A summary of restricted stock activity by the Company for the years 1997, 1996 and 1995 is as follows:
                                   1997      1996     1995

 Shares outstanding January 1,    18,140    9,120      -
 Shares granted in January        20,225    9,740     9,480
 Shares forfeited                   -        (720)     (360)
 Shares issued                      -          -       -
 Shares outstanding - end of
year                              38,365   18,140     9,120
 Weighted average fair value
of stock on grant date           $ 31.25  $ 30.25   $ 24.25

Had compensation cost for the Company's grants of restricted stock been determined consistent with the fair value based method provisions of SFAS 123, the Company's net income, earnings on common stock and earnings per share of common stock for 1997, 1996 and 1995 would not be significantly different from such amounts as reported.

Pension Plan - The Company maintains a trusteed noncontributory defined benefit pension plan for all employees who work 1,000 hours or more during a calendar year. The benefits under the plan are based on years of service and the employee's final average earnings. The Company's policy is to fund with an independent corporate trustee at least the minimum required under the Employee Retirement Income Security Act of 1974 but not more than the maximum amount deductible for income tax purposes. The Company was not required to contribute to the plan in 1996 or 1997 but funded $5.9 million in 1995. The plan's assets held by the trustee consist primarily of listed stocks (both U.S. and foreign), fixed income securities and investment grade real estate.

Deferred Compensation Plan - The Company has a nonqualified, deferred compensation plan for certain senior management employees and directors (Security Plan) that provides for supplemental retirement and death benefit payments to the participant and his or her family. The plan is being financed by life insurance policies, of which the Company is the beneficiary, with premiums being paid by the Company. These policies have accumulated cash values in excess of the projected benefit obligation and do not qualify as plan assets in the actuarial computation of the funded status. Based upon SFAS No. 87, "Employers' Accounting for Pensions", the Company has recorded a net liability of $24.7 million as of December 31, 1997.

The following tables set forth the amounts recognized in the Company's financial statements and the funded status of both plans in accordance with accounting standard SFAS No. 87:

Plan Costs for the Year             1997      1996     1995
Pension plan:                       (Thousands of Dollars)
 Service cost                      $ 6,152  $ 6,273  $ 5,167
 Interest cost                      14,445   13,647   12,998
 Actual return on plan assets      (37,730) (30,214) (45,990)
 Deferred gain (loss) on plan       17,643   12,230   31,489
assets
  Net cost                         $   510  $ 1,936  $ 3,664
 Approximate percentage
included in                             66 %     67 %     65 %
  operating expenses
Net deferred compensation plan
costs (gain) charged
 to other income (including        $  (984) $   794  $    37
life insurance and SFAS
 No. 87 liability accrual) (a)

(a) These charges to the Income Statement include gains from the company-owned life insurance policies of $3,409; $1,697 and $2,320 for 1997, 1996 and 1995, respectively.














Funded status and significant assumptions as of December 31:

                        Pension Plan                Deferred Compensation Plan
                     1997      1996       1995       1997      1996      1995
                                        (Thousands of Dollars)
Actuarial present
value of benefit
obligations:
 Vested benefit     $170,163  $155,3463  $145,334  $ 24,657  $ 21,840  $ 21,530
obligation
 Accumulated
   benefit
   obligation       $175,779  $158,349   $150,688  $ 24,657  $ 21,840  $ 21,530
obligation

 Projected benefit  $224,073  $202,049   $193,133  $ 25,067  $ 22,370  $ 22,111
obligation
Plan assets at fair
value                256,893   230,479    204,760      -         -         -
Plan assets in
excess of (or less
than)projected        32,820    28,430     11,627   (25,067)  (22,370)  (22,111)
 benefit obligation
Unrecognized net(gain)
loss from past
experience different (25,734)  (20,995)    (8,341)    5,569     4,376     4,389
 from that assumed
assumed

Unrecognized prior
service cost           5,093     5,517      5,941    (1,893)   (2,762)   (3,097)
Unrecognized net
(asset) obligation
existing at
 date of initial      (1,967)   (2,230)    (2,493)    4,601     5,214     5,827
adoption (19.5 year
 straight-line
amortization)
Minimum liability       -         -          -       (7,867)   (6,298)   (6,538)
adjustment
Net asset (liability)
included in the     $ 10,212  $ 10,722   $  6,734  $(24,657) $(21,840) $(21,530)
 balance sheet

Discount rate to
compute projected
benefit obligation      7.10%     7.35%      7.25%     7.10%     7.35%     7.25%
Rate for future
compensation             4.5       4.5        4.5       4.5       4.5       4.5
increases
Expected long-term
rate of return on
plan assets              9.0       9.0        9.0        -         -         -

Savings Plan - The Company has an Employee Savings Plan whereby, for each $1 of employee contribution up to 6 percent of their base salary the Company will match 100 percent of the first 2 percent employee contribution and 50 percent of the next 4 percent employee contribution, all such amounts to be invested by a trustee in any or all of seven investment options. The Company's contribution amounted to $2,411,324 in 1997, $2,285,904 in 1996 and $2,426,840 in 1995.

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

The following tables set forth the amounts recognized in the Company's financial statements for 1997, 1996 and 1995 and the funded status of the plan in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions", as of December 31:











                                          1997           1996          1995
                                                (Thousands of Dollars)
Postretirement Benefit Cost:
 Service Cost                           $    713       $    794      $    763
 Interest Cost                             3,029          3,172         3,571
 Actual return on plan assets             (1,511)        (1,410)       (1,116)
 Amortization of transition                2,040          2,040         2,040
obligation (20-year amortization)
 Net amortization and deferral              (327)           (57)         -
 Regulatory assets                          -              -              506
 Voluntary severance program                -              -               64
  Net cost                              $  3,944       $  4,539      $  5,828
Funded Status:
 Accumulated postretirement benefit     $(43,459)      $(44,439)     $(48,928)
obligation (APBO)
 Plan assets at fair value                19,493         17,341        15,920
 APBO in excess of plan assets           (23,966)       (27,098)      (33,008)
 Unrecognized prior service cost          (1,127)          -             -
 Unrecognized gain/losses                 (8,910)        (6,496)          378
 Unrecognized transition obligation       30,600         32,640        34,680
 Prepaid/(accrued) postretirement       $ (3,403)      $   (954)     $  2,050
benefit cost

Discount rate                               7.35  %        7.50  %       7.50  %
Medical and dental inflation rate           6.75           6.75          6.75
Long-term plan assets expected              9.0            9.0           9.0
return

A one percent change in the medical inflation rate would change the APBO by 7.0 percent and the post retirement expense for 1997 by 8.7 percent.

The Company has a retiree medical benefits funding program which consists of life insurance policies on active employees of which the Company is the beneficiary, and a qualified Voluntary Employees Beneficiary Association (VEBA) Trust. The net charge to other income for the life insurance policies was $462,000 in 1997, $1,390,800 in 1996 and $1,754,300 in 1995. The Company was
not required to contribute to the plan in 1996 or 1997 but funded $916,200 in 1995 which was recorded as a prepayment. The VEBA trust represents plan assets which are invested in variable life insurance policies, Trust Owned Life Insurance (TOLI), on active employees. Inside buildup in the TOLI policies is tax deferred and tax free if the policy proceeds are paid to the Trust as death benefits. The investment return assumption reflects an expectation that investment income in the VEBA will be substantially tax free.

Postemployment Benefits - The Company provides certain benefits to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement. The Company accrues for such post employment benefits. These benefits include salary continuation and related health care and life insurance for both long and short-term disability plans, workmen's compensation and health care for surviving spouse and dependent plan. The Company recognizes a deferred asset which represents future revenue expected to be realized at the time the post employment benefits are included in the Company's rates.
The Company has recorded a liability of $3.1 million and a regulatory asset of $2.6 million which represents the costs associated with post employment benefits at December 31, 1997. The Company received an IPUC order authorizing the amortization of the regulatory asset over a 10-year period.










10.  ELECTRIC PLANT IN SERVICE AND JOINTLY-OWNED PROJECTS:
The following table sets out the major classifications of the Company's electric plant in service and accumulated provision for depreciation for the years 1997, 1996 and 1995.


                                         1997         1996       1995
                                            (Thousands of Dollars)

   Production                         $1,333,768   $1,323,090  $1,350,239
   Transmission                          378,190      371,123     330,812
   Distribution                          715,091      688,232     648,549
   General and Other                     178,648      155,120     152,230
     Total In Service                  2,605,697    2,537,565   2,481,830
     Less accumulated provision          942,400      886,885     830,615
for depreciation
     In Service - Net                 $1,663,297   $1,650,680  $1,651,215

The Company is involved in the ownership and operation of three jointly-owned generating facilities. The Consolidated Statements of Income include the Company's proportionate share of direct operation and maintenance expenses applicable to the projects.

Each facility and extent of Company participation as of December
31, 1997 are as follows:


                                           Company Ownership
                                  Electric    Accumulated
Name of Plant       Location      Plant In   Provision for   %    MW
                                   Service    Depreciation

                                     (Thousands of
                                        Dollars)
Jim Bridger      Rock Springs,    $ 382,886    $  178,781    33   693
Units 1-4        WY
Boardman         Boardman, OR        61,098        30,046    10    53
Valmy Units 1    Winnemucca, NV     299,763       121,140    50   261
and 2

The Company's wholly-owned subsidiary, IERCo, is a joint venturer in Bridger Coal Company, which operates the mine supplying coal for the Jim Bridger steam generation plant. Coal purchased by the Company from the joint venture amounted to $40,712,000 in 1997, $34,974,000 in 1996 and $44,278,000 in 1995.

The Company has contracts to purchase the energy from five PURPA
Qualified Facilities which are 50 percent owned by Ida-West.
Power purchased from these facilities amounted to $ 9,776,000 in 1997 $8,953,000 in 1996 and $8,696,000 in 1995.



INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Shareowners
Idaho Power Company
Boise, Idaho

We have audited the accompanying consolidated financial statements of Idaho Power Company and its subsidiaries listed in the accompanying index to financial statements and financial statement schedule at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Idaho Power Company and subsidiaries at December 31, 1997, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Portland, Oregon
January 30, 1998


IDAHO POWER COMPANY
SUPPLEMENTAL FINANCIAL INFORMATION, UNAUDITED


QUARTERLY FINANCIAL DATA:
The following unaudited information is presented for each quarter of 1997, 1996 and 1995 (in thousands of dollars, except for per share amounts). In the opinion of the Company, all adjustments necessary for a fair statement of such amounts for such periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Accordingly, earnings information for any three-month period should not be considered as a basis for estimating operating results for a full fiscal year. Amounts are based upon quarterly statements and the sum of the quarters may not equal the annual amount reported.

                                           Quarter Ended
                            March 31   June 30    September   December
                                                     30          31
1997
 Revenues                    $155,447   $166,975   $217,174   $208,908
 Income from operations        59,073     41,778     43,877     40,025
 Income taxes                  16,361      9,126     10,715     10,270
 Net income                    30,380     20,042     21,141     20,715
 Dividends on preferred         1,394        665      1,422      1,696
stock
 Earnings on common stock      28,986     19,377     19,719     19,019
 Earnings per share of           0.77       0.52       0.52       0.51
common stock

1996
 Revenues                     146,629    140,384    149,652    141,781
 Income from operations        58,489     46,741     41,780     40,161
 Income taxes                  17,466     12,828     11,597     10,201
 Net income                    30,211     23,033     19,151     18,225
 Dividends on preferred         1,952      1,927      1,954      1,632
stock
 Earnings on common stock      28,259     21,106     17,197     16,593
 Earnings per share of           0.75       0.56       0.45       0.44
common stock

1995
 Revenues                     131,336    130,254    148,726    135,306
 Income from operations        46,552     38,681     45,637     45,122
 Income taxes                  14,234     10,951     12,442     10,786
 Net income                    20,727     17,588     23,771     24,833
 Dividends on preferred         2,026      2,006      1,976      1,982
stock
 Earnings on common stock      18,701     15,582     21,795     22,851
 Earnings per share of           0.50       0.41       0.58       0.61
common stock




ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

(b) Reports on SEC Form 8-K. No reports on Form 8-K were filed during the three months ended December 31, 1997.

(c)  Exhibits.

*Previously Filed and Incorporated Herein by Reference

Exhibit   File Number   As Exhibit

*3(a)     33-00440      4(a)(xiii)    Restated Articles of Incorporation
                                      of the Company as filed with the
                                      Secretary of State of Idaho on
                                      June 30, 1989.

*3(a)(i)  33-65720      4(a)(ii)      Statement of Resolution
                                      Establishing Terms of Flexible
                                      Auction Series A, Serial Preferred
                                      Stock, Without Par Value
                                      (cumulative stated value of
                                      $100,000 per share), as filed with
                                      the Secretary of State of Idaho on
                                      November 5, 1991.

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


Exhibit   File Number   As Exhibit

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

*4(e)(i)                             Amendment, dated as of January 30,
                                     1998, related to agreement filed as
                                     exhibit 4(e).

*4(f) Agreement and Plan of Exchange dated as of February 2, 1998 between Idaho Power Company, and Idaho Power Holding Company.

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


Exhibit   File Number   As Exhibit

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


Exhibit   File Number   As Exhibit

*10(n)(ii)1  1-3198        10(n)(ii)  The Executive Annual Incentive Plan
             Form 10-K                for senior management employees
             for 1994                 effective January 1, 1995.

*10(n)(iii)1 1-3198        10(n)(iii) The 1994 Restricted Stock Plan for
             Form 10-K                officers and key executives
             for 1994                 effective July 1, 1994.

*10(n)(iv)1  1-3198        10(n)(iv)  The Revised Security Plans for
             Form 10-K                Senior Management Employees and for
             for 1996                 Directors-a non-qualified, deferred
                                      compensation plan effective August
                                      1, 1996.

*10(o)       33-65720      10(f)      Residential Purchase and Sale
                                      Agreement, dated August 22, 1981,
                                      among the United States of America
                                      Department of Energy acting by and
                                      through the Bonneville Power
                                      Administration, and the Company.

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


1 Compensatory Plan




Exhibit   File Number   As Exhibit

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

*10(x)       1-3198        10(x)      Agreement for design of substation
             Form 10-Q                dated October 4, 1995, between the
             for 9/30/95              Company and Micron Technology, Inc.

10(y) Executive Employment Agreement dated November 20, 1996 between Idaho Power Company and Richard R. Riazzi.

12                                    Statement Re:  Computation of Ratio
                                      of Earnings to Fixed Charges.

12(a) Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges.

12(b)                                 Statement Re:  Computation of Ratio
                                      of Earnings to Combined Fixed
                                      Charges and Preferred Dividend
                                      Requirements.

12(c) Statement Re: Computation of Supplemental Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements.

21                                    Subsidiaries of Registrant.

23                                    Independent Auditors' Consent.

27                                    Financial Data Schedule.





IDAHO POWER COMPANY
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 1997, 1996 and 1995

       Column A           Column        Column C        Column D     Column E
                             B          Additions

                                            Charged
                     Balance At  Charged (Credited)                Balance At
                     Beginning     to     to Other  Deduction (1) End of Period
    Classification   Of Period   Income   Accounts
                                        (Thousands of Dollars)
1997:
 Reserves Deducted From
  Applicable Assets:
   Reserve for          $ 1,394   $  -      $ 3,384 (2)  $ 3,381   $ 1,397
uncollectible accounts

  Other Reserves:
   Injuries and         $ 1,500   $  -      $  -         $  -      $ 1,500
damages reserve

   Miscellaneous
operating reserves      $ 6,648   $   763   $11,112      $ 1,395   $17,128

1996:
 Reserves Deducted
From Applicable
  Assets: Reserve
   for uncollectible
accounts                $ 1,397   $  -      $ 3,003 (2)  $ 3,006   $ 1,394

  Other Reserves:
   Injuries and
damages reserve         $ 1,500   $  -      $  -         $  -      $ 1,500

   Miscellaneous
operating reserves      $ 1,143   $   829   $ 4,874      $   198   $ 6,648

1995:
 Reserves Deducted
From Applicable
  Assets:
   Reserve for
uncollectible
     accounts           $ 1,377   $   217   $ 2,927 (2)  $ 3,124   $ 1,397

  Other Reserves:
   Injuries and
damages reserves        $ 1,500   $ 1,364   $  -         $ 1,364   $ 1,500

   Miscellaneous
operating reserve       $   940   $   460   $  (176)     $    81   $ 1,143


Notes:    (1)  Represents deductions from the reserves for purposes
for which the reserves were created.
     (2) Represents collections of accounts previously written off.


SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   IDAHO POWER COMPANY
                                   (Registrant)

March 12, 1998                     By:      /s/Joseph W. Marshall
                                     Joseph W. Marshall
                                     Chairman of the Board and
                                     Chief Executive Officer and
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/Joseph W. Marshall      Chairman of the Board and   March 12,1998
   Joseph W. Marshall           Chief Executive Officer
                                     and Director

By: /s/Jan B. Packwood              President and Chief          "
   Jan B. Packwood                       Operating
                                    Officer and Director

By: /s/J. LaMont Keen              Vice President, Chief         "
   J. LaMont Keen                        Financial
                                   Officer and Treasurer
                                 (Principal Financial and
                                    Accounting Officer)

By: /s/Robert D. Bolinder     By: /s/Evelyn Loveless             "
   Robert D. Bolinder           Evelyn Loveless
   Director                     Director

By: /s/Roger L. Breezley      By: /s/Jon H. Miller               "
   Roger L. Breezley            Jon H. Miller
   Director                     Director

By: /s/John B. Carley         By: /s/Peter S. O'Neill            "
   John B. Carley               Peter S. O'Neill
   Director                     Director

By: /s/Peter T. Johnson       By: /s/Gene C. Rose
   Peter T. Johnson             Gene C. Rose
   Director                     Director

By: /s/Jack K. Lemley         By: /s/Phil Soulen                 "
   Jack K. Lemley               Phil Soulen
   Director                     Director






EXHIBIT INDEX

Exhibit                                                    Page
Number                                                    Number

4(e)(i)        Amendment, dated as of                      68
               January 30, 1998, related to
               agreement filed as exhibit
               4(e).

4(f)           Agreement and Plan of                       70
               Exchange dated February 2,
               1998 between Idaho Power
               Company, and Idaho Power
               Holding Company.

10(y)          Executive Employment                        75
               Agreement dated November 20,
               1996 between Idaho Power
               Company and Richard Riazzi.

12             Statement Re: Computation of                97
               Ratio of Earnings to Fixed
               Charges

12(a)          Statement Re: Computation of                98
               Supplemental Ratio of
               Earnings to Fixed Charges

12(b)          Statement Re: Computation of                99
               Ratio of Earnings to Combined
               Fixed Charges and Preferred
               Dividend Requirements

12(c)          Statement Re: Computation of                100
               Supplemental Ratio of
               Earnings to Combined Fixed
               Charges and Preferred
               Dividend Requirements.

21             Subsidiaries of Registrant                  101

23             Independent Auditors'                       102
               Consent.

27             Financial Data Schedule                     103