Form 10-Q
period 1998-03-31
IDAHO POWER CO
filed 1998-05-13
CIK 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1998

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

           Number of shares of Common Stock, $2.50 par value, outstanding as of March 31, 1998 is 37,612,351.
                          IDAHO POWER COMPANY

                                 Index
                                                                  Page No

  Definitions                                                       2

  Part I.  Financial Information:

  Item 1.
  Financial Statements

     Consolidated Statements of Income                              3

     Consolidated Balance Sheets                                  4-5

     Consolidated Statements of Cash Flows                          6


     Consolidated Statements of Capitalization                      7

     Notes to Consolidated Financial Statements                  8-10

     Independent Accountants' Report                               11

  Item 2.
  Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                         12-14

  Part II.  Other Information:

  Item 6.
  Exhibits and Reports on Form 8-K                              15-19

  Signatures                                                       20


  DEFINITIONS

  AFDC                   Allowance For Funds Used During Construction
  BPA                                 Bonneville Power Administration
  CSPP                        Cogeneration and Small Power Production
  FASB                           Financial Accounting Standards Board
  FERC                           Federal Energy Regulatory Commission
  IPUC                              Idaho Public Utilities Commission
  kWh                                                   kilowatt-hour
  MAF                                               Million Acre-Feet
  MMbtu                                 Million British Thermal Units
  MOU                                     Memorandum of Understanding
  MWH                                                   Megawatt-Hour
  OPUC                             Oregon Public Utilities Commission
  PCA                                           Power Cost Adjustment
  REA                            Rural Electrification Administration
  SFAS                    Statement of Financial Accounting Standards

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
                   Consolidated Statements of Income


                                               Three Months Ended
                                                    March 31,
                                                 1998      1997
                                              (Thousands of Dollars)
REVENUES:
 Total general business                         $112,223    $112,961
 Off system sales                                116,413      34,839
 Other revenues                                    9,534       7,647
      Total Revenues                             238,170     155,447
EXPENSES:
 Operation:
   Purchased power                                94,206      19,559
   Fuel expense                                   20,720      14,485
   Power cost adjustment                             475      (1,244)
   Other                                          32,947      29,918
 Maintenance                                       9,028      10,303
 Depreciation                                     18,895      17,522
 Taxes other than income taxes                     5,344       5,831
      Total expenses                             181,615      96,374
INCOME FROM OPERATIONS                            56,555      59,073
OTHER INCOME:
 Gas trading activities - Net                       (718)       -
 Other - Net                                       1,705       3,389
      Total other income                             987       3,389
INTEREST CHARGES:
 Interest on long-term debt                       13,037      13,805
 Other interest                                    2,086       2,048
      Total interest charges                      15,123      15,853
 Allowance for borrowed funds used during
   construction                                     (161)       (132)
      Net interest charges                        14,962      15,721
INCOME BEFORE INCOME TAXES                        42,580      46,741
INCOME TAXES                                      13,125      16,361
NET INCOME                                        29,455      30,380
 Dividends on preferred stock                      1,405       1,394
EARNINGS ON COMMON STOCK                         $28,050     $28,986
AVERAGE COMMON SHARES OUTSTANDING (000)           37,612      37,612
Earnings per share of common stock
  (basic and diluted)                               0.75        0.77
Dividends paid per share of common stock           0.465       0.465

The accompanying notes are an integral part of these statements.

                          IDAHO POWER COMPANY
                      Consolidated Balance Sheets

                                ASSETS



                                            March 31,  December 31,
                                               1998       1997
                                           (Thousands of Dollars)
ELECTRIC PLANT:
 In service (at original cost)                $2,630,643    $2,605,697
   Accumulated provision for depreciation       (960,926)     (942,400)
   In service - Net                            1,669,717     1,663,297
 Construction work in progress                    47,662        51,892
 Held for future use                               1,738         1,738
 Electric plant - Net                          1,719,117     1,716,927

INVESTMENTS AND OTHER PROPERTY                   104,926        97,065

CURRENT ASSETS:
 Cash and cash equivalents                         3,338         6,905
 Receivables:
   Customer                                       79,113        63,076
   Allowance for uncollectible accounts           (1,397)       (1,397)
   Gas Operations                                 28,403        42,128
   Notes                                           4,688         4,613
   Employee notes receivable                       4,652         4,757
   Other                                           9,613         8,854
 Accrued unbilled revenue                         23,796        33,312
 Materials and supplies (at average cost)         29,792        29,156
 Fuel stock (at average cost)                      8,253         7,172
 Prepayments                                      14,092        15,381
 Regulatory assets associated with income taxes    3,032         3,164
      Total current assets                       207,375       217,121

DEFERRED DEBITS:
 American Falls and Milner water rights           32,055        32,055
 Company-owned life insurance                     50,793        51,915
 Regulatory assets associated with income taxes  200,661       198,521
 Regulatory assets - other                        87,808        90,239
 Other                                            44,511        47,973
      Total deferred debits                      415,828       420,703


      TOTAL                                   $2,447,246    $2,451,816


The accompanying notes are an integral part of these statements.
                          IDAHO POWER COMPANY
                      Consolidated Balance Sheets

                     CAPITALIZATION & LIABILITIES



                                            March 31, December 31,
                                               1998       1997
                                            (Thousands of Dollars)
CAPITALIZATION:
 Common stock equity - $2.50 par value (shares authorized
50,000,000;
   shares outstanding - 37,612,351)           $722,011    $711,818
 Preferred stock                               106,627     106,697
 Long-term debt                                750,116     746,142
      Total capitalization                   1,578,754   1,564,657

CURRENT LIABILITIES:
 Long-term debt due within one year             33,999      33,998
 Notes payable                                  48,816      57,516
 Accounts payable                               60,928      69,064
 Accounts payable gas operations                28,817      42,874
 Taxes accrued                                  38,265      24,295
 Interest accrued                               16,518      17,918
 Deferred income taxes                           3,032       3,164
 Other                                          13,902      13,703
      Total current liabilities                244,277     262,532

DEFERRED CREDITS:
 Regulatory liabilities associated with accumulated
   deferred investment tax credits              70,320      70,196
 Deferred income taxes                         433,234     423,736
 Regulatory liabilities associated with
   income taxes                                 27,622      34,072
 Regulatory liabilities - other                    483         509
 Other                                          92,556      96,114
      Total deferred credits                   624,215     624,627

COMMITMENTS AND CONTINGENT LIABILITIES


      TOTAL                                 $2,447,246  $2,451,816

The accompanying notes are an integral part of these statements.

                          IDAHO POWER COMPANY
                 Consolidated Statements Of Cash Flows

                                                   Three Months Ended
                                                        March 31,
                                                    1998        1997
                                                 (Thousands of Dollars)
OPERATING ACTIVITIES:
 Net income                                        $29,455       $30,380
 Adjustments to reconcile net income to net cash:
   Depreciation & amortization                      21,654        19,400
   Deferred taxes and investment tax credits         1,997         1,360
   Change in:
      Accounts receivable and prepayments           (1,752)       (5,704)
      Accrued unbilled revenue                       9,516         7,016
      Materials & supplies and fuel stock           (1,717)       (1,676)
      Accounts payable                             (22,193)      (10,876)
      Taxes payable                                 13,969        18,650
      Other current assets and liabilities          (1,172)        3,047
   Other - net                                      (1,255)       (2,964)
 Net cash provided by operating activities          48,502        58,633

INVESTING ACTIVITIES:
 Additions to utility plant                        (21,324)      (24,586)
 Investments in affordable housing                  (5,000)       (9,896)
 Other                                              (2,024)         (448)
   Net cash used in investing activities           (28,348)      (34,930)

FINANCING ACTIVITIES:
 Proceeds from issuance of:
   Long-term debt-related to affordable housing      4,084         8,909
   Dividends on common stock                       (17,490)      (17,971)
   Dividends on preferred stock                     (1,405)       (1,394)
   Increase (decrease) in short-term borrowings     (8,700)      (12,423)
   Other - net                                        (210)           75
      Net cash provided by (used in) financing
        activities                                 (23,721)      (22,804)
   Net increase (decrease) in cash and cash
     equivalents                                    (3,567)          899
   Cash and cash equivalents at beginning of period  6,905         7,928
   Cash and cash equivalents at end of period      $ 3,338       $ 8,827

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Income taxes                                      1,200           309
   Interest (net of amount capitalized)             15,102        14,605

The accompanying notes are an integral part of these statements.


                          IDAHO POWER COMPANY
               Consolidated Statements Of Capitalization

                                                March 31,December 31,
                                               1998             1997
                                               (Thousands of Dollars)
COMMON STOCK EQUITY:
 Common stock                              $94,031            $94,031
 Premium on capital stock                  361,849            362,328
 Capital stock expense                      (3,838)            (3,840)
 Retained earnings                         269,860            259,299
 Accumulated other comprehensive income        109               -
      Total common stock equity            722,011  45.7%     711,818  45.5%
PREFERRED STOCK:
 4% preferred stock                         16,627             16,697
 7.68% Series, serial preferred stock       15,000             15,000
 7.07% Series, serial preferred stock       25,000             25,000
 Auction rate preferred stock               50,000             50,000
      Total preferred stock                106,627   6.8      106,697   6.8
LONG-TERM DEBT:
  Utility:
 First mortgage bonds:
   5.33 % Series due 1998                   30,000             30,000
   8.65 % Series due 2000                   80,000             80,000
   6.93 % Series due 2001                   30,000             30,000
   6.85 % Series due 2002                   27,000             27,000
   6.40 % Series due 2003                   80,000             80,000
   8      % Series due 2004                 50,000             50,000
   Maturing 2021 through 2031 with
     rates from 7.5% to 9.52%              230,000            230,000
      Total first mortgage bonds           527,000            527,000
       Amount due within one year          (30,000)           (30,000)
      Net first mortgage bonds             497,000            497,000
 Pollution control revenue bonds:
   7 1/4% Series due 2008                    4,360              4,360
   8.30 % Series 1984 due 2014              49,800             49,800
   6.05 % Series 1996A due 2026             68,100             68,100
   Variable Rate Series 1996 B and C
     due 2026                               48,200             48,200
      Total pollution control
        revenue bonds                      170,460            170,460
 REA Notes                                   1,543              1,561
       Amount due within one year              (73)               (72)
      Net REA Notes                          1,470              1,489
 American Falls bond guarantee              20,355             20,355
 Milner Dam note guarantee                  11,700             11,700
 Unamortized premium/discount - Net         (1,612)            (1,637)
      Net utility debt                     699,373            699,367
  Subsidiaries:
 Debt related to investments in affordable
   housing with rates ranging from 6.95%
     to 8.65% due 1998 to 2008              50,469             46,385
 Other subsidiary debt                       4,200              4,316
      Total subsidiary debt                 54,669             50,701
       Amount due within one year           (3,926)            (3,926)
      Net subsidiary debt                   50,743             46,775
      Total long-term debt                 750,116  47.5      746,142  47.7
TOTAL CAPITALIZATION                    $1,578,754 100.0%  $1,564,657 100.0%

The accompanying notes are an integral part of these statements.


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1.   SUMMARY OF ACCOUNTING POLICIES:

        Financial Statements
        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of March 31, 1998 and the consolidated results of operations for the three months ended March 31, 1998 and 1997 and the consolidated cash flows for the three months ended March 31, 1998 and 1997. These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which would be included in full year financial statements and, therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

        Comprehensive Income
        The Company adopted SFAS 130, Reporting Comprehensive Income, on January 1, 1998. The statement establishes a standard for the reporting and displaying of comprehensive income and its components in the Company's financial statements.

        For the quarter ended March 31, 1998, the Company's total comprehensive income was not materially different from net income. The components of total comprehensive income include net income, the Company's proportionate share of unrealized holding gains on marketable securities held by an equity investee, and the changes in the Company's additional minimum liability under a deferred compensation plan for certain senior management employees and directors.

        Cash and Cash Equivalents
        For purposes of reporting cash flows, cash and cash equivalents include cash on hand and highly liquid temporary investments with original maturity dates of three months or less. The Company has changed the statement of cash flows from the direct method to the indirect method effective for the quarter ended March 31, 1998. Previous year's presentation has been restated to conform with the new method.

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

        Gas Operations
        The Company intends to be a competitive energy provider, including both electricity and gas. In April 1997 the Company opened a gas trading office in Houston, Texas to serve the southern and eastern United States gas markets and a Boise, Idaho office that serves the Northwest and Canadian markets. The following table shows gas trading activities for the quarter ended March 31, 1998 (thousands of dollars):

              Gas revenues                            $ 97,158
              Cost of gas                              (97,166)
              Administrative and General expenses         (710)
              Gas trading activities - Net            $   (718)

        Reclassifications
        Certain items previously reported for periods prior to March 31, 1998 have been reclassified to conform with the current periods presentation. Net income was not affected by these reclassifications.

   2.   COMMITMENTS AND CONTINGENT LIABILITIES:

        Commitments under contracts and purchase orders relating to the Company's program for construction and operation of facilities amounted to approximately $2.8 million at March 31, 1998. The commitments are generally revocable by the Company subject to reimbursement of manufacturers' expenditures incurred and/or other termination charges.

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

   3.   REGULATORY ISSUES:

        The Company has a PCA mechanism that provides for annual adjustments to the rates charged to Idaho retail customers. These adjustments are based on forecasts of net power supply costs, and take effect annually on May 16. The difference between the actual costs incurred and the forecasted costs are deferred, with interest, and trued-up in the next annual rate adjustment. So far in the current rate period, actual power cost expenses have exceeded the forecast. The Company has recorded a regulatory asset of $15.4 million as of March 31, 1998. The variance that exists at the end of the current rate period will be trued-up in the next annual PCA adjustment.

        On April 15, 1998 the Company filed its annual PCA request with the IPUC. The filing requests a $37.1 million increase over the 1997 rates. The increase is largely due to the return to more normal streamflow conditions and rising costs associated with mandatory purchases from CSPP projects. If this request is approved, revenue from Idaho retail customers will be $20.4 million greater than what would be recovered if the Company was charging the base rates during this rate period.

        Under IPUC Order No. 26216, when the Company's actual earnings in the Idaho jurisdiction in a given year exceed an 11.75 percent return on year-end common equity, the Company will refund 50 percent of the excess at the same time it makes its next PCA adjustment. In 1997, the Company set aside an estimated $8.7 million of revenue for the benefit of its Idaho customers. Subsequently, this amount was revised to $7.6 million, based on actual data. In the April 15, 1998 PCA filing, the Company requested that this revised amount be applied against the balance of demand-side conservation expenditures which are currently recorded as a regulatory asset.

   4.   FINANCING:

        The Company currently has a $200,000,000 shelf registration statement that can be used for both First
        Mortgage Bonds (including Medium Term Notes) and Preferred Stock of which $143 million remains available at March 31, 1998.

   5.   INCOME TAXES:

        The effective tax rate for the first three months decreased from 35.0 percent in 1997 to 30.8 percent in 1998. The table below displays a reconciliation between the statutory federal income tax rate of 35.0 percent and the effective tax rates for the three months ended March 31 (dollars are in thousands):

                                                 1998                1997
                                           Amount     Rate     Amount    Rate
        Computed income taxes based on statutory federal
           income tax rate                 $14,903   35.0%    $16,359   35.0%
        Changes in taxes resulting from:
         Current state income taxes          1,715    4.0       1,823    3.9
         Net depreciation                    1,350    3.2       1,281    2.7
         Investment tax credits restored      (729)  (1.7)       (719)  (1.5)
         Removal costs                        (653)  (1.5)       (267)  (0.6)
         Repair allowance                     (782)  (1.8)       (782)  (1.7)
         Low income housing credit          (1,593)  (3.7)     (1,014)  (2.2)
         Other                              (1,086)  (2.7)       (320)  (0.6)
                                           $13,125   30.8%    $16,361   35.0%


6.   PREFERRED STOCK:

  The number of shares of preferred stock outstanding were as follows:

                                                  March 31,    December 31,
                                                    1998          1997

  Cumulative, $100 par value:
    4% preferred stock (authorized 215,000         166,271      166,972
  shares)
    Serial preferred stock, 7.68% Series           150,000      150,000
  (authorized 150,000 shares)

  Serial preferred stock, cumulative, without
    par value; total of 3,000,000 shares
  authorized:
    7.07% Series, $100 stated value,               250,000      250,000
  (authorized 250,000 shares)
    Auction rate preferred stock, $100,000
  stated value,
     (authorized 500 shares)                           500          500







     INDEPENDENT ACCOUNTANTS' REPORT


     Idaho Power Company
     Boise, Idaho


     We have reviewed the accompanying consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiaries as of March 31, 1998, and the related consolidated statements of income for the three month periods ended March 31, 1998 and 1997 and consolidated statements of cash flows for the three month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiaries as of December 31, 1997, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated January 30, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet and statement of capitalization as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet and statement of capitalization from which it has been derived.


     DELOITTE & TOUCHE LLP
     Portland, Oregon
     May 8, 1998

Item  2.    MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
CONDITION AND  RESULTS OF OPERATIONS


This discussion and consolidated financial statements reflect the operations of Idaho Power Company and its wholly owned or controlled subsidiaries. This discussion uses the terms Idaho
Power and the Company interchangeably to refer to Idaho Power and its subsidiaries.


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


RESULTS OF OPERATIONS

Earnings Per Share and Book Value
Earnings per share of common stock (basic and diluted) were $0.75 for the quarter ended March 31, 1998, a decrease of $0.02 (2.6 percent) from the same quarter last year. At March 31, 1998, the book value per share of common stock was $19.20.

Revenue
General business revenue is dependent on many factors, including the number of customers, revenue per MWH, and weather conditions. In the first quarter of 1998, customers served increased 3.0 percent compared to the first quarter of 1997, due primarily to economic growth in the Company's service territory. The revenue per MWH decreased 1.9 percent, a result of the annual rate adjustments discussed below in "Power Cost Adjustment.". Heating degree days, a common measure used in the utility industry to analyze temperature-related demand, were 11.5 percent less than the first quarter of 1997, and 19.4 percent below normal. This resulted in a 1.6 percent decrease in the average MWH used per customer. These three factors resulted in a 0.7 percent decrease in general business revenue.

Off-system sales are comprised of trading in the wholesale electricity markets, long-term contracts, and opportunity sales made when available. The increase in off-system revenue is due primarily to a 158.4 percent increase in MWH sales, primarily from increased trading in the wholesale electricity markets.

Expenses
Purchased power expenses increased $74.6 million (381.6 percent), due to a 323.3 percent increase in MWHs purchased, primarily from increased trading in the wholesale electricity markets.

Fuel expenses increased $6.2 million (43.1 percent), due primarily to a 50.2 percent increase in MWHs generated by Company's coal-fired power plants. Generation by these plants was increased to take advantage of off system sales opportunities.

The PCA component of expenses increased $1.7 million. The PCA mechanism reduces expenses when actual power supply costs are above forecast and increases them when power supply costs are below forecast. In the first quarter of 1998, power supply costs were below forecast, while in 1997 they were above forecast. The PCA is discussed below in "Power Cost Adjustment."

Other operation expenses increased $3.0 million due to increases in electricity wheeling charges, related to increased MWH sales, and increased payroll-related expenses.

Maintenance expenses decreased $1.3 million due primarily to decreased boiler maintenance expenses at the Jim Bridger plant. During the first quarter of 1997, extensive maintenance was performed on the plant while the Company maximized the use of its hydro generation facilities.

Other
Other income decreased $2.4 million, due primarily to a $1.0 million increase in expenses related to Company initiatives and $0.7 million of losses on gas trading activities. In addition, in 1997 the Company recorded a $0.6 million gain on the sale of an investment.

Income taxes decreased due primarily to the decrease in net income before taxes and a decrease in the effective tax rate. The effective tax rate has decreased primarily as a result of increased tax credits from affordable housing and the impact of expected tax settlements for the years 1993-1995.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flow
For the three months ended March 31, 1998, the Company generated $48.5 million in net cash from operations. After deducting for both common and preferred dividends, net cash generation from operations provided approximately $29.6 million for the Company's construction program and other capital requirements.

Cash Expenditures
Idaho Power estimates that its cash construction program for 1998 will require approximately $100.0 million. This estimate is subject to revision in light of changing economic, regulatory, environmental, and conservation factors. During the first three months of 1998, the Company expended approximately $21.3 million for construction. Idaho Power's primary financial commitments and obligations are related to contracts and purchase orders associated with its ongoing construction program. To the extent required, the Company expects to finance these commitments and obligations by using both internally generated funds and externally financed capital. At March 31, 1998, the Company's short-term borrowings totaled $48.8 million.

Financing Program
The Company currently has a $200,000,000 shelf registration statement that can be used for both First Mortgage Bonds (including Medium Term Notes) and Preferred Stock of which $143 million remains available at March 31, 1998. Idaho Power's objective is to maintain capitalization ratios of approximately 45 percent common equity, 5 to 10 percent preferred stock, and the balance in long-term debt. For the twelve-month period ended March 31, the Company's consolidated pre-tax interest coverage was 3.24 times.

OTHER MATTERS

Power Cost Adjustment
The Company has a PCA mechanism that provides for annual adjustments to the rates charged to Idaho retail customers. These adjustments, which take effect annually on May 16, are based on forecasts of net power supply costs. The difference between the actual costs incurred and the forecasted costs are deferred, with interest, and trued-up in the next annual rate adjustment.

On April 15, 1998 the Company filed its annual PCA request with
the IPUC.   The filing requests a $37.1 million increase over the
1997 rates. The increase is largely due to the return to more normal streamflow conditions and rising costs associated with mandatory purchases from CSPP projects. If this request is approved, revenue from Idaho retail customers will be $20.4 million greater than what would be recovered if the Company was charging the base rates during this rate period.

Regulatory Settlement
Under the terms of an IPUC Settlement in effect though 1999, when the Company's actual earnings in the Idaho jurisdiction exceeds an 11.75 percent return on year-end common equity, the Company will refund 50 percent of the excess to Idaho's retail ratepayers. In 1997, the Company set aside an estimated $8.7 million of revenue for the benefit of its Idaho customers. Subsequently, this amount was revised to $7.6 million, based on actual data. In the April 15, 1998 PCA filing, the Company requested that this revised amount be applied against the balance of demand-side conservation expenditures which are currently recorded as a regulatory asset.

Precipitation and Streamflows
Idaho Power monitors the effect of precipitation and streamflow conditions on Brownlee Reservoir, the water source for the three Hells Canyon hydroelectric projects. In a typical year, these three projects combine to produce about half of the Company's generated electricity.

Inflows into Brownlee result from a combination of precipitation, storage, and ground water conditions. Independent forecasters have projected that inflow into Brownlee Reservoir during the April-July runoff period will be 5.2 MAF, slightly more than the 70-year median of 4.9 MAF and just more than half of 1997's 9.8 MAF.

Holding Company
In the second half of 1997, the Company filed applications with state regulatory commissions in Idaho, Oregon, Nevada and Wyoming and with the FERC seeking approval to form a holding company to be called IDACORP, Inc. The purpose of the holding company is to position Idaho Power to respond to the changing business environment in the electric utility industry. Upon consummation of the transaction Idaho Power, along with Ida-West, will become wholly owned subsidiaries of IDACORP. Orders approving the formation of the holding company have been received from Idaho, Oregon, Wyoming and the FERC. Nevada has also approved the transaction and will be issuing its order shortly. The matter was submitted to and approved by the shareholders at the 1998 Annual Meeting. Upon receipt of all regulatory approvals it is expected the holding company will be effective sometime in the second half of 1998.

Year 2000 Costs
The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the year has been stored as just two characters (e.g. 97 for 1997). These systems may incorrectly evaluate dates beyond the year 1999, potentially causing system failure and disruption of operations which could materially affect the Company's ability to conduct business. These systems must be identified and either modified or replaced with systems that correctly recognize dates beyond 1999.

The Company has developed and implemented a Year 2000 Compliance Plan that addresses traditional hardware and software systems, embedded systems, and service providers. The plan also includes identification of and coordination with all external interfacing
systems.   The Company expects its critical systems to be
compliant by mid-1999.

Idaho Power is connected to an electric grid that connects utilities throughout the western portion of North America. This interconnection is essential to the reliability and operational integrity of each connected utility. This also means that failure of one electric utility in the interconnected grid could cause the failure of others. In this regard, the Company is working closely with other electric industry organizations concerned with the reliability issues and technical collaboration.

The Company estimates that its operating expenses related to this issue will total approximately $4.8 million between 1998 and 2000 and will be expensed as incurred. The Company does not expect these expenditures to have a material effect on its financial condition or results of operations.



PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

Exhibit        File Number     As Exhibit
 2                                         Agreement and plan of exchange,
                                           dated as of February 2, 1998.

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

*4(e)(i)      1-3198 Form   4(e)(i)        Amendment, dated as of January 30,
              10-K for 1997                1998, related to agreement filed as
                                           exhibit 4(e).

*4(f)         1-3198 Form   4(f)           Agreement and Plan of Exchange
              10-K for 1997                dated as of February 2, 1998
                                           between Idaho Power Company, and
                                           Idaho Power Holding Company.

*10(a)        2-51762       5(a)           Agreement, dated April 20, 1973,
                                           between the Company and FMC
                                           Corporation.

*10(a)(i)     2-57374       5(b)           Letter Agreement, dated October 22,
                                           1975, relating to agreement filed as
                                           Exhibit 10(a).

*10(a)(ii)    2-62034       5(b)(i)        Letter Agreement, dated December 22,
                                           1976, relating to agreement filed as
                                           Exhibit 10(a).

*10(a)(iii    33-65720      10(a)          Letter Agreement, dated December 11,
                                           1981, relating to agreement filed as
                                           Exhibit 10(a).

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

27                                         Financial Data Schedule
              (b) Reports on Form 8-K.  No reports on Form 8-K were
                  filed for the three months ended March 31, 1998.

*Previously Filed and Incorporated Herein by Reference
_______________________________
1 Compensatory plan







SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     IDAHO POWER COMPANY
                                     (Registrant)



Date  May 13, 1998        By:   /s/  J LaMont Keen
                                     J LaMont Keen
                                     Vice President, Chief
                                     Financial Officer and Treasurer
                                    (Principal Financial Officer
                                     and Principal Accounting
                                     Officer)