Form 10-Q
period 1998-06-30
IDAHO POWER CO
filed 1998-08-07
CIK 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1998

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

           Number of shares of Common Stock, $2.50 par value, outstanding as of June 30, 1998 is 37,612,351.


                          IDAHO POWER COMPANY

                                 Index
                                                                  Page No

  Definitions                                                       2

  Part I.  Financial Information:

  Item 1.  Financial Statements

     Consolidated Statements of Income                            3-4

     Consolidated Balance Sheets                                  5-6

     Consolidated Statements of Cash Flows                          7

     Consolidated Statements of Capitalization                      8

     Notes to Consolidated Financial Statements                  9-12

     Independent Accountants' Report                               13

  Item 2.
  Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                         14-18

  Part II.  Other Information:

  Item 1.  Legal Proceedings                                       19

  Item 4. Submission of Matters to a Vote of Security Holders      20

  Item 5. Other Information                                        21

  Item 6. Exhibits and Reports on Form 8-K                      22-26

  Signatures                                                       27

  DEFINITIONS

  AFDC                   Allowance For Funds Used During Construction
  BPA                                 Bonneville Power Administration
  CSPP                        Cogeneration and Small Power Production
  DSM                                          Demand Side Management
  FASB                           Financial Accounting Standards Board
  FERC                           Federal Energy Regulatory Commission
  IPUC                              Idaho Public Utilities Commission
  kWh                                                   kilowatt-hour
  MAF                                               Million Acre-Feet
  MMbtu                                 Million British Thermal Units
  MOU                                     Memorandum of Understanding
  MWH                                                   Megawatt-Hour
  OPUC                             Oregon Public Utilities Commission
  PCA                                           Power Cost Adjustment
  REA                            Rural Electrification Administration
  SFAS                    Statement of Financial Accounting Standards

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


                    PART I - FINANCIAL INFORMATION

                          IDAHO POWER COMPANY
                   Consolidated Statements of Income


                                                       Three Months Ended
                                                            June 30,
                                                         1998      1997
                                                     (Thousands of Dollars)
REVENUES:
 Total general business                                $120,997   $125,129
 Off system sales                                        92,977     35,438
 Other                                                    7,648      6,408
      Total Revenues                                    221,622    166,975
EXPENSES:
 Operation:
   Purchased power                                       76,046     37,067
   Fuel expense                                          14,303     10,789
   Power cost adjustment                                 13,814      2,175
   Other                                                 38,606     38,000
 Maintenance                                             11,525     13,568
 Depreciation                                            19,044     18,042
 Taxes other than income taxes                            5,501      5,556
      Total expenses                                    178,839    125,197
INCOME FROM OPERATIONS                                   42,783     41,778
OTHER INCOME:
 Allowance for equity funds used during construction         24         (2)
 Gas trading activities - Net                              (908)      (139)
 Other - Net                                              3,923      2,395
      Total other income                                  3,039      2,254
INTEREST CHARGES:
 Interest on long-term debt                              13,060     13,158
 Other interest                                           2,060      1,833
      Total interest charges                             15,120     14,991
 Allowance for borrowed funds used during construction     (279)      (127)
      Net interest charges                               14,841     14,864
INCOME BEFORE INCOME TAXES                               30,981     29,168
INCOME TAXES                                              9,213      9,126
NET INCOME                                               21,768     20,042
 Dividends on preferred stock                             1,417        665
EARNINGS ON COMMON STOCK                                $20,351    $19,377
AVERAGE COMMON SHARES OUTSTANDING (000)                  37,612     37,612
Earnings per share of common stock (basic and diluted)     0.54       0.52
Dividends paid per share of common stock                  0.465      0.465

The accompanying notes are an integral part of these statements.


                          IDAHO POWER COMPANY
                   Consolidated Statements of Income


                                                        Six Months Ended
                                                            June 30,
                                                        1998        1997
                                                     (Thousands of Dollars)
REVENUES:
 Total general business                               $233,220    $238,090
 Off system sales                                      209,390      70,277
 Other                                                  17,182      14,055
      Total Revenues                                   459,792     322,422
EXPENSES:
 Operation:
   Purchased power                                     170,252      56,627
   Fuel expense                                         35,023      25,273
   Power cost adjustment                                14,289         932
   Other                                                71,553      67,917
 Maintenance                                            20,553      23,872
 Depreciation                                           37,940      35,564
 Taxes other than income taxes                          10,844      11,388
      Total expenses                                   360,454     221,573
INCOME FROM OPERATIONS                                  99,338     100,849
OTHER INCOME:
 Allowance for equity funds used during construction        25          (2)
 Gas trading activities - Net                           (1,626)       (139)
 Other - Net                                             5,628       5,784
      Total other income                                 4,027       5,643
INTEREST CHARGES:
 Interest on long-term debt                             26,097      26,963
 Other interest                                          4,146       3,881
      Total interest charges                            30,243      30,844
 Allowance for borrowed funds used during construction    (440)       (259)
      Net interest charges                              29,803      30,585
INCOME BEFORE INCOME TAXES                              73,562      75,907
INCOME TAXES                                            22,338      25,487
NET INCOME                                              51,224      50,420
 Dividends on preferred stock                            2,822       2,059
EARNINGS ON COMMON STOCK                              $ 48,402    $ 48,361
AVERAGE COMMON SHARES OUTSTANDING (000)                 37,612      37,612
Earnings per share of common stock (basic and diluted)    1.29        1.29
Dividends paid per share of common stock                 0.930       0.930

The accompanying notes are an integral part of these statements.


                          IDAHO POWER COMPANY
                      Consolidated Balance Sheets

                                ASSETS



                                                    June 30,  December 31,
                                                      1998        1997
                                                   (Thousands of Dollars)
ELECTRIC PLANT:
 In service (at original cost)                     $2,630,643   $2,605,697
   Accumulated provision for depreciation            (980,170)    (942,400)
   In service - Net                                 1,650,473    1,663,297
 Construction work in progress                         67,856       51,892
 Held for future use                                    1,738        1,738
 Electric plant - Net                               1,720,067    1,716,927

INVESTMENTS AND OTHER PROPERTY                        113,831       97,065

CURRENT ASSETS:
 Cash and cash equivalents                              2,430        6,905
 Receivables:
   Customer                                            62,176       63,076
   Allowance for uncollectible accounts                (1,397)      (1,397)
   Gas operations                                      33,460       42,128
   Notes                                                4,996        4,613
   Employee notes receivable                            4,571        4,757
   Other                                                9,921        8,854
 Accrued unbilled revenue                              32,311       33,312
 Materials and supplies (at average cost)              29,944       29,156
 Fuel stock (at average cost)                           7,440        7,172
 Prepayments                                           13,877       15,381
 Regulatory assets associated with income taxes         3,090        3,164
      Total current assets                            202,819      217,121

DEFERRED DEBITS:
 American Falls and Milner water rights                32,055       32,055
 Company-owned life insurance                          48,631       51,915
 Regulatory assets associated with income taxes       200,199      198,521
 Regulatory assets - other                             73,817       90,239
 Other                                                 47,266       47,973
      Total deferred debits                           401,968      420,703


      TOTAL                                        $2,438,685   $2,451,816


The accompanying notes are an integral part of these statements.


                          IDAHO POWER COMPANY
                      Consolidated Balance Sheets

                     CAPITALIZATION & LIABILITIES



                                                         June 30, December 31,
                                                           1998         1997
                                                        (Thousands of Dollars)
CAPITALIZATION:
 Common stock equity - $2.50 par value (shares authorized
50,000,000; shares outstanding - 37,612,351)            $  724,974  $  711,818
 Preferred stock                                           106,556     106,697
 Long-term debt                                            749,876     746,142
      Total capitalization                               1,581,406   1,564,657

CURRENT LIABILITIES:
 Long-term debt due within one year                         35,167      33,998
 Notes payable                                              52,527      57,516
 Accounts payable                                           51,514      69,064
 Accounts payable gas operations                            33,041      42,874
 Taxes accrued                                              27,527      24,295
 Interest accrued                                           17,005      17,918
 Deferred income taxes                                       3,090       3,164
 Other                                                      14,327      13,703
      Total current liabilities                            234,198     262,532

DEFERRED CREDITS:
 Regulatory liabilities associated with
   deferred investment tax credits                          70,014      70,196
 Deferred income taxes                                     429,473     423,736
 Regulatory liabilities associated with income taxes        27,741      34,072
 Regulatory liabilities - other                                456         509
 Other                                                      95,397      96,114
      Total deferred credits                               623,081     624,627

COMMITMENTS AND CONTINGENT LIABILITIES


      TOTAL                                             $2,438,685  $2,451,816

The accompanying notes are an integral part of these statements.


                          IDAHO POWER COMPANY
                 Consolidated Statements Of Cash Flows

                                                       Six Months Ended
                                                           June 30,
                                                       1998        1997
                                                    (Thousands of Dollars)
OPERATING ACTIVITIES:
 Net income                                              $ 51,224     $ 50,420
 Adjustments to reconcile net income to net cash:
   Depreciation & amortization                             43,562       39,321
   Deferred taxes and investment tax credits               (2,453)          28
   Accrued PCA costs                                       14,081          737
   Change in:
      Accounts receivable and prepayments                   9,808      (22,172)
      Accrued unbilled revenue                              1,001       (4,304)
      Materials & supplies and fuel stock                  (1,057)      (6,161)
      Accounts payable                                    (27,383)      14,026
      Taxes payable                                         3,232        6,000
      Other current assets and liabilities                   (289)       5,676
   Other - net                                               (672)      (4,182)
 Net cash provided by operating activities                 91,054       79,389

INVESTING ACTIVITIES:
 Additions to utility plant                               (43,659)     (47,125)
 Investments in affordable housing                        (10,125)      (9,856)
 Other                                                     (3,961)         889
   Net cash used in investing activities                  (57,745)     (56,092)

FINANCING ACTIVITIES:
 Proceeds from issuance of:
   Long-term debt related to affordable housing             4,896        6,119
 Dividends on common stock                                (34,979)     (34,944)
 Dividends on preferred stock                              (2,822)      (2,620)
 Increase (decrease) in short-term borrowings              (4,989)       8,074
 Other - net                                                  110          (81)
      Net cash provided by (used in) financing
      activities                                          (37,784)     (23,452)
   Net increase (decrease) in cash and cash equivalents    (4,475)        (155)
   Cash and cash equivalents at beginning of period         6,905        7,928
   Cash and cash equivalents at end of period            $  2,430     $  7,773

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Income taxes                                          $ 27,132     $ 23,470
   Interest (net of amount capitalized)                    25,078       26,435

The accompanying notes are an integral part of these statements.



                          IDAHO POWER COMPANY
               Consolidated Statements Of Capitalization

                                                 June 30,       December 31,
                                                  1998              1997
                                                  (Thousands of Dollars)
COMMON STOCK EQUITY:
 Common stock                                $   94,031        $   94,031
 Premium on capital stock                       362,058           362,328
 Capital stock expense                           (3,836)           (3,840)
 Retained earnings                              272,721           259,299
      Total common stock equity                 724,974  45.9%    711,818  45.5%
PREFERRED STOCK:
 4% preferred stock                              16,556            16,697
 7.68% Series, serial preferred stock            15,000            15,000
 7.07% Series, serial preferred stock            25,000            25,000
 Auction rate preferred stock                    50,000            50,000
      Total preferred stock                     106,556   6.7     106,697   6.8
LONG-TERM DEBT:
  Utility:
 First mortgage bonds:
   5.33 % Series due 1998                        30,000            30,000
   8.65 % Series due 2000                        80,000            80,000
   6.93 % Series due 2001                        30,000            30,000
   6.85 % Series due 2002                        27,000            27,000
   6.40 % Series due 2003                        80,000            80,000
   8      % Series due 2004                      50,000            50,000
   Maturing 2021 through 2031 with rates from
    7.5% to 9.52%                               230,000           230,000
      Total first mortgage bonds                527,000           527,000
       Amount due within one year               (30,000)          (30,000)
      Net first mortgage bonds                  497,000           497,000
 Pollution control revenue bonds:
   7 1/4% Series due 2008                         4,360             4,360
   8.30 % Series 1984 due 2014                   49,800            49,800
   6.05 % Series 1996A due 2026                  68,100            68,100
   Variable Rate Series 1996 B and C due 2026    48,200            48,200
      Total pollution control revenue bonds     170,460           170,460
 REA Notes                                        1,525             1,561
       Amount due within one year                   (73)              (72)
      Net REA Notes                               1,452             1,489
 American Falls bond guarantee                   20,355            20,355
 Milner Dam note guarantee                       11,700            11,700
 Unamortized premium/discount - Net              (1,588)           (1,637)
      Net utility debt                          699,379           699,367
  Subsidiaries:
 Debt related to investments in affordable
 housing with rates ranging from 6.97% to
 8.59% due 1998 to 2009                          51,281            46,385
 Other subsidiary debt                            4,310             4,316
      Total subsidiary debt                      55,591            50,701
       Amount due within one year                (5,094)           (3,926)
      Net subsidiary debt                        50,497            46,775
      Total long-term debt                      749,876  47.4     746,142  47.7
TOTAL CAPITALIZATION                         $1,581,406 100.0% $1,564,657 100.0%

The accompanying notes are an integral part of these statements.

                          IDAHO POWER COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1.   SUMMARY OF ACCOUNTING POLICIES:

        Financial Statements
        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of June 30, 1998 and the consolidated results of operations for the three and six months ended June 30, 1998 and 1997 and the consolidated cash flows for the six months ended June 30, 1998 and 1997. These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which would be included in full year financial statements and, therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

        Comprehensive Income
        The Company adopted SFAS 130, Reporting Comprehensive
        Income, on January 1, 1998. The statement establishes standards for the reporting and displaying of comprehensive income and its components in the Company's financial statements.

        For the three and six months ended June 30, 1998, the Company's total comprehensive income was not materially different from net income. The components of total comprehensive income include net income, the Company's proportionate share of unrealized holding gains on marketable securities held by an equity investee, and the changes in the Company's additional minimum liability under a deferred compensation plan for certain senior management employees and directors.

        Cash and Cash Equivalents
        For purposes of reporting cash flows, cash and cash equivalents include cash on hand and highly liquid temporary investments with original maturity dates of three months or less. The Company has changed the presentation of operating activities in its statement of cash flows from the direct to the indirect method effective for all periods reported in 1998. Previous year's presentation has been reclassified to conform with the new presentation.

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

        Gas Operations
        The Company intends to be a competitive energy provider,
        including both electricity and gas.  In April 1997 the
        Company opened a gas trading office in Houston, Texas to
        serve the southern and eastern United States gas markets
        and a Boise, Idaho office that serves the Northwest and
        Canadian markets.  The following table shows gas trading
        activities for the three and six month periods ended June
        30, 1998 (thousands of dollars):
                                      Three Months Ended    Six Months Ended
                                           June 30,              June 30,
                                       1998        1997      1998      1997
        Gas revenues                $ 83,395     $ 9,461   $180,479  $ 9,461
        Cost of gas                  (83,584)     (9,434)  (180,717)  (9,434)
        Administrative and
        General expenses                (719)       (166)    (1,388)    (166)
        Gas trading activities-Net  $   (908)    $  (139)  $ (1,626)  $ (139)

        Reclassifications
        Certain items previously reported for periods prior to June 30, 1998 have been reclassified to conform with the current period's presentation. Net income was not affected by these reclassifications.

   2.   COMMITMENTS AND CONTINGENT LIABILITIES:

        Commitments under contracts and purchase orders relating to the Company's program for construction and operation of facilities amounted to approximately $2.8 million at June 30, 1998. The commitments are generally revocable by the Company subject to reimbursement of manufacturers' expenditures incurred and/or other termination charges.

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

        The May 16, 1998 adjustment increased rates $34.0 million over the 1997 rates and $17.3 million over base rates. The increase was due primarily to the forecasted return to more normal streamflow conditions from the near-record conditions experienced in 1997, and rising costs associated with mandatory purchases from CSPP projects.

        Good water conditions and mild weather since the forecast date have resulted in the Company currently recording a true-up credit of $10.3 million at June 30, 1998. The credit reflects power supply costs below those projected for the 1998 PCA forecast. Any additional variance that exists at the end of the current rate period will be trued-up in the next annual PCA adjustment.

        Under IPUC Order No. 26216, when the Company's actual earnings in the Idaho jurisdiction in a given year exceed an 11.75 percent return on year-end common equity through 1999, the Company will refund 50 percent of the excess.
        In 1997, the Company set aside an estimated $8.7 million of revenue for the benefit of its Idaho customers. Subsequently, this amount was revised to $7.6 million, based on actual data. The Company requested that this revised amount be applied against the balance of demand-side conservation expenditures which are currently recorded as a regulatory asset. The IPUC has ordered that approximately $5.0 million be applied against the balance of demand-side conservation expenditures in order to defer any rate increase associated with conservation recovery until May 16, 1999, the same time as the next PCA adjustment to rates. The Commission will determine how to apply the remaining $2.6 million by that time.

        The Company has sought changes to the regulatory treatment of previously deferred DSM (conservation) expenses in both Idaho and Oregon. In Idaho the Company requested in Case No. IPC-E-97-12 that the IPUC authorize recovery of post-1993 DSM expenses and an acceleration of the recovery of DSM expenditures authorized in the last general rate case. The Company requested a five year amortization with a carrying charge of 9.199 percent instead of the 24 year period previously adopted. In its Order No. 27660 issued on July 31, 1998, the Commission set a new amortization period of 12 years with a carrying charge of 7.25 percent. The Company contines to believe that a five year amortization with a 9.199 percent carrying charge is more reflective of other regulatory treatment of these types of expenses. The Company is in the process of reviewing this order to determine if it will file a petition for reconsideration. It is anticipated that the Company's companion DSM filing to the OPUC (Case No. UE 107) will be decided by the end of September. The IPUC order reflects an increase in annual revenue requirement of $3.1 for twelve years. The requested increase in annual revenue requirement in Oregon is $540,000 for five year.

   4.   FINANCING:

        The Company currently has a $200,000,000 shelf registration statement that can be used for both First
        Mortgage Bonds (including Medium Term Notes) and Preferred Stock of which $143 million remains available at June 30, 1998.

   5.   INCOME TAXES:

        The effective tax rate for the first six months decreased from 33.6 percent in 1997 to 30.3 percent in 1998. A reconciliation between the statutory income tax rate and the effective rate for the six months ended June 30 is as follows:


                                                     1998              1997
                                               Amount    Rate    Amount    Rate
        Computed income taxes based on
         statutory federal income tax rate $25,747 35.0% $26,567 35.0% Changes in taxes resulting from:
         Current state income taxes             3,058    4.2      3,179    4.2
         Settlement of prior year tax returns  (1,000)  (1.4)         0    0.0
         Net depreciation                       2,677    3.6      2,937    3.9
         Investment tax credits restored       (1,462)  (2.0)    (1,439)  (1.9)
         Removal costs                           (877)  (1.2)      (578)  (0.8)
         Repair allowance                      (1,564)  (2.1)    (1,564)  (2.1)
         Affordable housing credit             (3,177)  (4.3)    (2,242)  (3.0)
         Other                                 (1,064)  (1.5)    (1,373)  (1.7)
                                              $22,338   30.3%   $25,487   33.6%





   6.   PREFERRED STOCK:

        The number of shares of preferred stock
        outstanding were as follows:

                                                      June 30,      December 31,
                                                        1998            1997

         Cumulative, $100 par value:
          4% preferred stock (authorized 215,000      165,556        166,972
        shares)
          Serial preferred stock, 7.68% Series        150,000        150,000
        (authorized 150,000 shares)

         Serial preferred stock, cumulative,
        without par value; total of 3,000,000 shares
        authorized:
          7.07% Series, $100 stated value,            250,000        250,000
        (authorized 250,000 shares)
          Auction rate preferred stock, $100,000
        stated value,(authorized 500 shares)              500            500


  7.    NEW ACCOUNTING PRONOUNCEMENTS:

        In June 1998 the FASB issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Transactions. This statement establishes accounting and reporting standards for derivative financial instruments and other similar financial instruments and for hedging actiities. It is effective for fiscal years beginning after June 15, 1999. The Company is reviewing this statement to determine its effects on the accounting and reporting requirements.




     INDEPENDENT ACCOUNTANTS' REPORT


     Idaho Power Company
     Boise, Idaho


     We have reviewed the accompanying consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiaries as of June 30, 1998, and the related consolidated statements of income for the three and six month periods ended June 30, 1998 and 1997 and consolidated statements of cash flows for the six month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


     DELOITTE & TOUCHE LLP
     Boise, Idaho
     August 3, 1998



Item  2.    MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
CONDITION AND  RESULTS OF OPERATIONS


In Management's Discussion and Analysis we explain the general financial condition and results of operations for Idaho Power and its diversified business subsidiaries. As you read Management's Discussion and Analysis, it may be helpful to refer to our Consolidated Statements of Income which present the results of our operations for the three and six month periods ended June 30, 1998 and 1997. In our discussion we explain the quarterly and year-to-date changes in the specific line items in the Consolidated Statements of Income.

This discussion updates the discussion which was included in our 1997 Annual Report on Form 10-K for the year ended December 31,
1997,  and should be read in conjunction with it.


FORWARD-LOOKING INFORMATION

Certain matters that we discuss in this report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements address future plans, objectives, expectations, and events or conditions concerning various matters such as capital expenditures, earnings, litigation, rate and other regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors including without limitations, electric utility restructuring, including ongoing state and federal activities; future economic conditions; legislation; regulation; competition; and other circumstances affecting anticipated rates, revenues and costs. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement.


RESULTS OF OPERATIONS

Earnings Per Share and Book Value
Earnings per share of common stock (basic and diluted) was $0.54 for the quarter ended June 30, 1998, an increase of $0.02 (3.8 percent) from the same quarter last year. Earnings per share (basic and diluted) was $1.29 for the six months ended June 30, 1998, the same as last year.

At June 30, 1998, the book value per share of common stock was $19.27, compared to $18.81 at the same date in 1997.

General Business Revenue
Our general business revenue is dependent on many factors, including the number of customers we serve, the rates we charge, and weather conditions (temperature and precipitation) in our service territory.

Compared to 1997, the number of general business customers we served increased 2.9 percent for the quarter and for the six months ended June 30, 1998. This increase was due primarily to economic growth in our service territory.

Our revenue per MWH increased 2.6 percent for the quarter ended and 0.4 percent for the six months ended June 30, 1998, compared to 1997. Revenue per MWH changes as a result of the annual rate adjustments discussed below in "Power Cost Adjustment."

Precipitation during the growing season decreased the amount of energy we sold to our irrigation customers. Rainfall in the service territory was 46.6 percent greater than in the second quarter of 1997 and 105.1 percent above normal, resulting in a $6.0 million (22.2 percent) decrease in sales to these customers for the quarter and $5.9 million (21.4 percent) decrease year-to-date.

The combination of the factors just discussed resulted in a $4.1 million (3.3 percent) decrease in general business revenue for the quarter and a $4.9 million (2.0 percent) decrease year-to-date, compared to 1997.

Off system sales
Off-system sales are comprised of trading in the wholesale electricity markets, long-term sales contracts, and opportunity sales made when we have surplus energy available. The increases in off-system revenue are due primarily to 109.3 percent and
133.4 percent increases in MWH sold in the second quarter and year-to-date. These sales were primarily from increased trading in the wholesale electricity markets. We discuss our energy trading activity in more detail below in "Other Matters."

Expenses
Purchased power expenses increased $39.0 million (105.2 percent) for the quarter and $113.6 million (200.7 percent) year-to-date. These increases are due primarily to 77.5 percent and 163.8 percent increases in MWHs purchased for the second quarter and year-to-date, primarily from increased trading in the wholesale electricity markets.

Fuel expenses increased $3.5 million (32.6 percent) for the quarter and $9.7 million (38.6 percent) year-to-date, due primarily to 48.5 percent and 49.5 percent increases in MWHs generated by our coal-fired power plants for the quarter and year-to-date. Generation by these plants was increased to take advantage of off-system sales opportunities.

The PCA (power cost adjustment) component of expenses increased $11.6 million for the quarter and $13.4 million year-to-date.
The PCA increases expenses when actual power supply costs are below the costs forecasted in the annual PCA filing and decreases expenses when actual power supply costs are above the forecast. In the second quarter of 1998, actual power supply costs were significantly below what had been forecast, while in 1997 actual power supply costs were only slightly below the forecast. Our 1998 forecast anticipated near-normal streamflow conditions. Actual conditions have been better than forecasted. We discuss the PCA and streamflow conditions in more detail below in "Other Matters."

Other operation expenses increased $3.6 million (5.4 percent) year-to-date. These increases were due primarily to an increase in administrative labor expenses and increased operation of our steam generation facilities.

Maintenance expenses decreased $2.0 million (15.1 percent) for the quarter and $3.3 million (13.9 percent) year-to-date. These decreases are due primarily to decreased expenses at the Jim Bridger plant and reduced maintenance on overhead lines. During the first half of 1997 extensive maintenance was performed at the Bridger plant and on transmission lines.

Other
Other income decreased $1.6 million (28.6 percent) year-to-date, due primarily to a $1.5 million increase in losses on gas trading activities. We began trading natural gas in the second quarter of 1997. Since then, trading volumes and related administrative costs have increased significantly. The loss is attributable to a $238 thousand trading loss with the remaining loss due to an increase in administrative costs related to building a natural gas sales force. We discuss our energy trading activities in more detail below in "Other Matters."

Income taxes decreased $3.1 million (12.4 percent) year-to-date primarily from increased affordable housing tax credits and from adjustments associated with the settlement of prior year tax returns.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flow
For the six months ended June 30, 1998, we generated $91.1 million in net cash from operations. After deducting for both common and preferred dividends, net cash generation from operations provided approximately $53.3 million for our construction program and other capital requirements.

Cash Expenditures
We estimate that our cash construction program for 1998 will require approximately $100.0 million. This estimate is subject to revision in light of changing economic, regulatory, environmental, and conservation factors. During the first six months of 1998, we spent approximately $43.7 million for construction. Our primary financial commitments and obligations are related to contracts and purchase orders associated with ongoing construction programs. To the extent required, we expect to finance these commitments and obligations by using both internally generated funds and externally financed capital. At June 30, 1998, our short-term borrowings totaled $52.5 million.

Financing Program
We currently have a $200,000,000 shelf registration statement that can be used for both First Mortgage Bonds (including Medium Term Notes) and Preferred Stock of which $143 million remains available at June 30, 1998. Our objective is to maintain capitalization ratios of approximately 45 percent common equity, 5 to 10 percent preferred stock, and the balance in long-term debt. For the twelve-month period ended June 30, our consolidated pre-tax interest coverage was 3.27 times.

OTHER MATTERS

Power Cost Adjustment
We have a PCA mechanism that provides for annual adjustments to the rates we charge to our Idaho retail customers. These adjustments, which take effect annually on May 16, are based on forecasts of net power supply costs. The difference between the actual costs incurred and the forecasted costs is deferred, with interest, and trued-up in the next annual rate adjustment.

The May 16, 1998 adjustment increased rates $34.0 million over the 1997 rates and $17.3 million over base rates. The increase is due primarily to the forecasted return to more normal streamflow conditions from the near-record conditions experienced in 1997, and rising costs associated with mandatory purchases from CSPP projects The IPUC has requested that we discuss how the mandatory purchases from certain CSPP projects can be included in the forecast to avoid a large true-up which was a major factor in causing the increase in 1998.

Regulatory Settlement
Under the terms of an IPUC Settlement in effect though 1999, when our earnings in the Idaho jurisdiction exceed an 11.75 percent return on year-end common equity, we refund 50 percent of the excess to our Idaho retail ratepayers. For 1997, we set aside an estimated $8.7 million of revenue for the benefit of these customers. In April 1998, we revised this amount to $7.6 million, based on updated information, and filed a request with the IPUC to apply the entire amount against the balance of demand-side conservation expenditures that we currently have recorded as regulatory assets. The IPUC has ordered that approximately $5.0 million be applied against the balance of demand-side conservation expenditures in order to defer any rate increase associated with conservation recovery until May 16, 1999, the same time as the next PCA adjustment to rates. The Commission will determine how to apply the remaining $2.6 million by that time.

Demand-Side Management Expenses
We are seeking changes to the regulatory treatment of previously deferred demand-side management (DSM) expenses in both Idaho and Oregon.

In Idaho, we requested that the IPUC authorize recovery of post-1993 DSM expenses and acceleration of the recovery of DSM expenditures authorized in the last general rate case. We requested a five-year amortization with a 9.199 percent carrying charge instead of the 24-year period previously adopted. In its Order No. 27660 issued on July 31, 1998, the Commission set a new amortization period of 12 years with a 7.25 percent carrying charge. We continue to believe that a five-year amortization at
9.199 percent is more reflective of other regulatory treatment of these types of expenses. We are reviewing this order to determine if we will file a petition for reconsideration.

We anticipate that our companion DSM filing to the OPUC (Case No.
UE 107) will be decided by the end of September.


Energy Trading
We intend to be a competitive energy provider, including both electricity and natural gas. In 1997, we opened gas trading offices in Houston, Texas, to serve the southern and eastern United States and in Boise, Idaho to serve the Northwest and Canadian markets. We also actively participate in the wholesale electricity markets, the results of which are included in off-system revenue and purchased power expense. (see "Off-system sales" and "Expenses"). Results of our gas trading activity are included in other income (see "Other").

Inherent in the energy trading business are risks related to market movements and the creditworthiness of counterparties. When buying and selling energy, the high volatility of energy prices can have a significant impact on profitability if not managed. Also, counterparty creditworthiness is key to ensuring that deals that are made withstand dramatic market fluctuations.

To mitigate these risks while implementing our business strategy, the Board of Directors gave approval for executive management to form a Risk Management Committee, comprised of company officers, to oversee a new risk management program. The program is intended to minimize fluctuations in earnings while controlling the volatility of energy prices. Embedded within the Risk Management policy and procedures is a credit policy requiring a credit evaluation of all counterparties before doing business with them. The objectives of our risk management program include setting and achieving commodity price targets, locking in commodity prices related to specific contracts for the sale of electricity and gas, and managing the commodity price risk for customers while mitigating commodity price risk, credit risk, and other risks related to the energy trading business.

Streamflow Conditions
We monitor the effect of streamflow conditions on Brownlee
Reservoir, the water source for our three Hells Canyon hydroelectric projects. In a typical year, these three projects combine to produce about half of our generated electricity.

Inflows into Brownlee result from a combination of precipitation, storage, and ground water conditions. Independent forecasters have projected that inflow into Brownlee Reservoir during the April-July runoff period will be 8.4 million acre-feet (MAF), compared to the 70-year median of 4.9 MAF and 1997's 9.8 MAF.

Holding Company
At the May 6, 1998 annual shareholders meeting, our shareholders approved the establishment of a holding company to be called IDACORP, Inc. We have also received approval from the state regulatory commissions in Idaho, Oregon, Nevada and Wyoming and the FERC.

Our purpose in forming a holding company is to position us to respond to the changing business environment in the electric utility industry.

Under the plan approved by the shareholders, existing shares of Idaho Power common stock will be exchanged for IDACORP, Inc. stock on a share-for-share basis. Idaho Power, along with Ida-West Energy Company (currently a subsidiary of Idaho Power), will
become wholly-owned subsidiaries of IDACORP, Inc.   In the future
the Company may seek to convert one or more of its other subsidiaries to subsidiaries of the holding company.

We expect the holding company transition to take place in the second half of 1998.

Year 2000 Costs
The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the year has been stored as just two characters (e.g. 97 for 1997). These systems may incorrectly evaluate dates beyond the year 1999, potentially causing system failure and disruption of operations which could materially affect our ability to conduct business. These systems must be identified and either modified or replaced with systems that correctly recognize dates beyond 1999.

We have developed and are implementing a Year 2000 Compliance Plan that addresses traditional hardware and software systems, embedded systems, and service providers. The plan also includes identification of and coordination with all external interfacing systems. We expect all of our critical systems to be compliant by mid-1999.

Idaho Power is connected to an electric grid that connects utilities throughout the western portion of North America. This interconnection is essential to the reliability and operational integrity of each connected utility. This also means that failure of one electric utility in the interconnected grid could cause the failure of others. In the context of the Year 2000 computer problem, this interconnectivity compounds the challenge faced by the electric utility industry. Our company could do a very thorough and effective job of becoming Year 2000 compliant and yet encounter difficulties supplying services and energy because another utility in the interconnected grid failed to achieve Year 2000 compliance. In this regard, we are working closely with other electric industry organizations concerned with reliability issues and technical collaboration.

We estimate that our expenses related to this issue will total approximately $5.3 million between 1998 and 2000. We do not expect these expenditures to have a material effect on our financial position or results of operations.

New Accounting Pronouncements
In June 1998 the FASB issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Transactions. This statement establishes accounting and reporting standards for derivative financial instruments and other similar financial instruments and for hedging activities. It is effective for fiscal years
beginning after June 15, 1999.   We are reviewing this statement
to determine its effects on our accounting and reporting requirements.
PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On November 30, 1995, a complaint entitled Idaho Power Company vs. Cogeneration, Inc.,Case No. 98467, was filed by the Company in the District Court of the Fourth Judicial District of the State of Idaho. The proceeding involves an effort by the Company to terminate a Firm Energy Sales Agreement (FESA) for a small hydroelectric generating plant.

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

Following a court trial, on June 24, 1998 the District Court issued a memorandum decision finding that Cogeneration, Inc. had materially breached the FESA and as a result Idaho Power had properly terminated the FESA.

Cogeneration, Inc. has 42 days from the date of the decision to file a notice of appeal.

This matter has been previously reported in Form 10-K dated March
12, 1998 and other reports filed with the Commission.


Item 4. Submission of Matters to a Vote of Security Holders

        (a)  Regular annual meeting of the Company's
             stockholders, held May 6, 1998 in Boise, Idaho.

        (b) Directors elected at the meeting for a three-year term:
                Robert D. Bolinder
                Jon H. Miller
                Gene C. Rose
                Phil Soulen

             Continuing Directors:
                Roger L. Breezley              Jan B. Packwood
                John B. Carley            Peter T. Johnson
                Jack K. Lemley            Joseph W. Marshall
                Evelyn Loveless           Peter S. O'Neill

        (c)(1)a) To elect four Director Nominees; and
              b) To ratify the selection of Deloitte
                 & Touche LLP (D&T) as independent auditors for
                 the fiscal year ending   December 31, 1998; and
              c) To Approve the Formation of a Holding Company and
                 an Agreement and Plan of Exchange.

           (2)  Director Nominees

           Class of Stock       For       Withhold     Total Voted

           Common           28,347,377     668,664      29,016,041
           4% Preferred      2,051,600      73,100       2,124,700
           7.68% Preferred     132,419         596         133,015
               Total        30,531,396     742,360      31,273,756


                 Proposal to Ratify Selection of D&T as Independent Auditors

           Class of Stock     For      Against     Abstain     Total Voted

           Common         28,606,612   153,072     256,357     29,016,041
           4% Preferred    2,090,940    19,800      13,960      2,124,700
           7.68% Preferred   131,742       788         485        133,015
                Total     30,829,294   173,660     270,802     31,273,756


                 Approval of Formation of Holding Company and an Agreement and Plan of Exchange.

         Class of Stock   For    Against  Abstain  Broker Non-Votes Total Voted

         Common       22,486,080 403,789  376,847     5,749,326      29,016,042
         4% Preferred  1,674,620  84,660   62,600       302,820       2,124,700
         7.68% Preferred  91,132     668    1,039        40,175         133,014

           Total      24,251,832 489,117  440,486     6,092,321      31,273,756

           (3)  Election of Directors

            Name                    Votes For           Votes Withheld

            Robert D. Bolinder     30,559,584              714,172
            Jon H. Miller          30,531,396              742,360
            Gene C. Rose           30,562,771              710,985
            Phil Soulen            30,574,513              699,243

Item 5. Other Information

Rule 14a-4 of the Securities and Exchange Commission's proxy rules allows the Company to use discretionary voting authority to vote on matters coming before an annual meeting of shareholders, if the Company does not have notice of the matter at least 45 days before the date corresponding to the date on which the Company first mailed its proxy materials for the prior year's annual meeting of shareholders or the date specified by an advance notice provision in the Company's Bylaws. The Company's Bylaws do not contain such an advance notice provision. For the Company's Annual Meeting of Shareholders expected to be held on May 5, 1999, shareholders must submit such written notice to the Secretary of the Company on or before February 8, 1999.

This requirement is separate and apart from the Securities and Exchange Commission's requirements that a shareholder must meet in order to have a shareholder proposal included in the Company's proxy statement under Rule 14a-8. For the 1999 Annual Meeting of Shareholders, any shareholder who wishes to submit a proposal for inclusion in the Company's proxy materials pursuant to Rule 14a-8 must submit such proposal to the Secretary of the Company on or before November 23, 1998.

If the Share Exchange and formation of the holding company are effective prior to the 1999 Annual Meeting of Shareholders, any proposal by a common shareholder submitted in accordance with the above provisions will be considered for IDACORP's 1999 Annual Meeting of Shareholders or Proxy Statement.


 Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

Exhibit        File Number      As Exhibit
 *2            1-3198           4(f)        Agreement and Plan of Exchange,
               Form 10-K                    dated as of February 2, 1998.
               for 1997

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

*4(e)(i)       1-3198           4(e)(i)     Amendment, dated as of January 30,
               Form 10-K                    1998, related to agreement filed
               for 1997                     as Exhibit 4(e).

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


*10(n)(i) 1    1-3198           10(n)(i)    The Revised Security Plans for
               Form 10-K                    Senior Management Employees and for
               for 1994                     Directors-a non-qualified, deferred
                                            compensation plan effective
                                            November 30, 1994.

*10(n)(ii) 1   1-3198           10(n)(ii)   The Executive Annual Incentive Plan
               Form 10-K                    for senior management employees
               for 1994                     effective January 1, 1995.

*10(n)(iii) 1  1-3198           10(n)(iii)  The 1994 Restricted Stock Plan for
               Form 10-K                    officers and key executives
               for 1994                     effective July 1, 1994.

*10(n)(iv) 1   1-3198           10(n)(iv)   The Revised Security Plans for
               Form 10-K                    Senior Management Employees and for
               for 1996                     Directors-a non-qualified, deferred
                                            compensation plan effective August
                                            1, 1996.

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

27                                          Financial Data Schedule

               (b) Reports on Form 8-K. No reports on Form 8-K were filed for the three months ended June 30, 1998.

*Previously Filed and Incorporated Herein by Reference







SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     IDAHO POWER COMPANY
                                     (Registrant)



Date  August 7, 1998      By:   /s/  J LaMont Keen
                                     J LaMont Keen
                                     Vice President, Chief
                                     Financial
                                     Officer and Treasurer
                                     (Principal Financial Officer
                                     and
                                      Principal Accounting
                                     Officer)








_______________________________
1 Compensatory plan