Form 10-Q
period 1998-09-30
IDAHO POWER CO
filed 1998-11-06
CIK 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1998

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

           Number of shares of Common Stock, $2.50 par value, outstanding as of September 30, 1998 is 37,612,351.


                          IDAHO POWER COMPANY

                                 Index
                                                                       Page

  Definitions                                                       2

  Part I.  Financial Information:

  Item 1.
  Financial Statements

     Consolidated Statements of Income                            3-4

     Consolidated Balance Sheets                                  5-6

     Consolidated Statements of Cash Flows                          7

     Consolidated Statements of Capitalization                      8

     Notes to Consolidated Financial Statements                  9-12

     Independent Accountants' Report                               13

  Item 2.
  Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                         14-20

  Part II.  Other Information:

  Item 1.
  Legal Proceedings                                                21

  Item 6.
  Exhibits and Reports on Form 8-K                              22-25

  Signatures                                                       26

  DEFINITIONS

  AFDC                   Allowance For Funds Used During Construction
  BPA                                 Bonneville Power Administration
  CSPP                        Cogeneration and Small Power Production
  DSM                                          Demand Side Management
  FASB                           Financial Accounting Standards Board
  FERC                           Federal Energy Regulatory Commission
  IPUC                              Idaho Public Utilities Commission
  OPUC                             Oregon Public Utilities Commission
  kWh                                                   kilowatt-hour
  MAF                                               Million Acre-Feet
  MMbtu                                 Million British Thermal Units
  MOU                                     Memorandum of Understanding
  MWH                                                   Megawatt-Hour
  PCA                                           Power Cost Adjustment
  REA                            Rural Electrification Administration
  SFAS                    Statement of Financial Accounting Standards

  FORWARD LOOKING INFORMATION

   This Form 10-Q contains "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-Q at Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Information. Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," and similar expressions and includes but are not limited to statements under the heading "Other Matters" concerning the outcome of the Company's Year 2000 efforts.


                    PART I - FINANCIAL INFORMATION
                     Item 1. Financial Statements
                          IDAHO POWER COMPANY
                   Consolidated Statements of Income


                                                 Three Months Ended
                                                    September 30,
                                                 1998          1997
                                               (Thousands of Dollars)
REVENUES:
 Total general business                        $149,411     $125,407
 Off system sales                               236,738       84,776
 Other                                            6,229        6,991
      Total revenues                            392,378      217,174
EXPENSES:
 Operation:
   Purchased power                              251,641       88,392
   Fuel expense                                  25,054       22,756
   Power cost adjustment                         (1,338)      (6,893)
   Other                                         34,455       33,652
 Maintenance                                     10,709       11,958
 Depreciation                                    19,140       18,099
 Taxes other than income taxes                    5,258        5,333
      Total expenses                            344,919      173,297
INCOME FROM OPERATIONS                           47,459       43,877
OTHER INCOME:
 Allowance for equity funds used
   during construction                               46            4
 Gas trading - net                               (1,380)        (523)
 Other - net                                      5,037        2,646
      Total other income                          3,703        2,127
INTEREST CHARGES:
 Interest on long-term debt                      13,106       13,147
 Other                                            2,223        1,120
      Total interest charges                     15,329       14,267
 Allowance for borrowed funds used
   during construction                             (274)        (119)
      Net interest charges                       15,055       14,148
INCOME BEFORE INCOME TAXES                       36,107       31,856
INCOME TAXES                                     12,392       10,715
NET INCOME                                       23,715       21,141
 Dividends on preferred stock                     1,410        1,422
EARNINGS ON COMMON STOCK                       $ 22,305     $ 19,719
AVERAGE COMMON SHARES OUTSTANDING (000)          37,612       37,612
Earnings per share of common stock
 (basic and diluted)                               0.59         0.52
Dividends paid per share of common stock       $  0.465     $  0.465

The accompanying notes are an integral part of these statements.


                          IDAHO POWER COMPANY
                   Consolidated Statements of Income


                                                 Nine Months Ended
                                                   September 30,
                                                 1998         1997
                                              (Thousands of Dollars)
REVENUES:
 Total general business                        $382,631     $363,497
 Off system sales                               446,129      155,053
 Other                                           23,411       21,045
      Total revenues                            852,171      539,595
EXPENSES:
 Operation:
   Purchased power                              421,893      145,019
   Fuel expense                                  60,077       48,030
   Power cost adjustment                         12,951       (5,961)
   Other                                        106,008      101,567
 Maintenance                                     31,262       35,830
 Depreciation                                    57,080       53,664
 Taxes other than income taxes                   16,103       16,721
      Total expenses                            705,374      394,870
INCOME FROM OPERATIONS                          146,797      144,725
OTHER INCOME:
 Allowance for equity funds used
   during construction                               71            2
 Gas trading - net                               (3,005)        (662)
 Other - net                                     10,665        8,430
      Total other income                          7,731        7,770
INTEREST CHARGES:
 Interest on long-term debt                      39,204       40,110
 Other                                            6,368        5,001
      Total interest charges                     45,572       45,111
 Allowance for borrowed funds used
   during construction                             (714)        (379)
      Net interest charges                       44,858       44,732
INCOME BEFORE INCOME TAXES                      109,670      107,763
INCOME TAXES                                     34,730       36,202
NET INCOME                                       74,940       71,561
 Dividends on preferred stock                     4,232        3,481
EARNINGS ON COMMON STOCK                       $ 70,708      $68,080
AVERAGE COMMON SHARES OUTSTANDING (000)          37,612       37,612
Earnings per share of common stock
 (basic and diluted)                               1.88         1.81
Dividends paid per share of common stock       $  1.395      $ 1.395

The accompanying notes are an integral part of these statements.


                          IDAHO POWER COMPANY
                      Consolidated Balance Sheets

                                ASSETS



                                            September 30,   December 31,
                                                 1998         1997
                                              (Thousands of Dollars)
ELECTRIC PLANT:
 In service (at original cost)                $2,627,264     $2,605,697
   Accumulated provision for depreciation     (1,000,692)      (942,400)
   In service - net                            1,626,572      1,663,297
 Construction work in progress                    72,080         51,892
 Held for future use                               1,738          1,738
 Electric plant - net                          1,700,390      1,716,927

INVESTMENTS AND OTHER PROPERTY                   128,504         97,065

CURRENT ASSETS:
 Cash and cash equivalents                         4,916          6,905
 Receivables:
   Customer                                      142,228         63,076
   Allowance for uncollectible accounts           (1,397)        (1,397)
   Gas trading                                    22,493         42,128
   Notes                                           5,059          4,613
   Employee notes                                  4,551          4,757
   Other                                           5,351          8,854
 Accrued unbilled revenue                         26,465         33,312
 Materials and supplies (at average cost)         29,776         29,156
 Fuel stock (at average cost)                      6,268          7,172
 Prepayments                                      15,186         15,381
 Regulatory assets associated with income taxes    3,063          3,164
      Total current assets                       263,959        217,121

DEFERRED DEBITS:
 American Falls and Milner water rights           31,830         32,055
 Company-owned life insurance                     35,323         51,915
 Regulatory assets associated with income taxes  200,813        198,521
 Regulatory assets - other                        73,970         90,239
 Other                                            65,630         47,973
      Total deferred debits                      407,566        420,703


      TOTAL                                   $2,500,419     $2,451,816


The accompanying notes are an integral part of these statements.


                          IDAHO POWER COMPANY
                      Consolidated Balance Sheets

                     CAPITALIZATION & LIABILITIES



                                            September 30,  December 31,
                                                1998          1997
                                              (Thousands of Dollars)
CAPITALIZATION:
 Common stock equity - $2.50 par value
   (shares authorized 50,000,000;
   shares outstanding - 37,612,351)        $  730,045      $  711,818
 Preferred stock                              106,208         106,697
 Long-term debt                               816,035         746,142
      Total capitalization                  1,652,288       1,564,657

CURRENT LIABILITIES:
 Long-term debt due within one year             6,285          33,998
 Notes payable                                 22,439          57,516
 Accounts payable                             130,037          69,064
 Accounts payable gas trading                  27,642          42,874
 Taxes accrued                                 27,482          24,295
 Interest accrued                              14,719          17,918
 Deferred income taxes                          3,063           3,164
 Other                                         11,450          13,703
      Total current liabilities               243,117         262,532

DEFERRED CREDITS:
 Regulatory liabilities associated with
   deferred investment tax credits             69,706          70,196
 Deferred income taxes                        432,369         423,736
 Regulatory liabilities associated
   with income taxes                           27,635          34,072
 Regulatory liabilities - other                 5,050             509
 Other                                         70,254          96,114
      Total deferred credits                  605,014         624,627

COMMITMENTS AND CONTINGENT LIABILITIES


      TOTAL                                $2,500,419      $2,451,816

The accompanying notes are an integral part of these statements.


                          IDAHO POWER COMPANY
                 Consolidated Statements Of Cash Flows

                                                      Nine Months Ended
                                                        September 30,
                                                      1998         1997
                                                   (Thousands of Dollars)
OPERATING ACTIVITIES:
 Net income                                       $ 74,940     $ 71,561
 Adjustments to reconcile net income to net cash:
   Depreciation & amortization                      62,895       60,141
   Deferred taxes and investment tax credits          (656)       7,497
   Accrued PCA costs                                12,743       (5,995)
   Change in:
      Accounts receivable and prepayments          (56,060)     (42,339)
      Accrued unbilled revenue                       6,847        2,258
      Increase in margin accounts at brokers        (7,157)        (106)
      Materials and supplies and fuel stock            284       (1,242)
      Accounts payable                              45,741       24,663
      Taxes Accrued                                  3,187       13,167
      Other current assets and liabilities          (5,327)       4,669
   Other - net                                      (2,594)      (4,030)
   Net cash provided by operating activities       134,843      130,244

INVESTING ACTIVITIES:
 Additions to utility plant                        (60,136)     (69,855)
 Investments in affordable housing projects        (19,139)     (17,021)
 Other - net                                        (7,486)         598
   Net cash used in investing activities           (86,761)     (86,278)

FINANCING ACTIVITIES:
 Proceeds from issuance of:
   Long-term debt related to affordable
     housing projects                               15,088       12,984
   First mortgage bonds                             60,000          -
 Retirement of subsidiary long-term debt            (3,316)      (2,250)
 Retirement of first mortgage bonds                (30,000)         -
 Dividends on common stock                         (52,399)     (52,415)
 Dividends on preferred stock                       (4,232)      (4,086)
 Increase (decrease) in short-term borrowings      (35,077)       4,254
 Other - net                                          (135)        (126)
   Net cash used in financing activities           (50,071)     (41,639)

Net increase (decrease) in cash and
  cash equivalents                                  (1,989)       2,327
Cash and cash equivalents at beginning of period     6,905        7,928
Cash and cash equivalents at end of period        $  4,916     $ 10,255

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Income taxes                                   $ 44,773     $ 27,429
   Interest (net of amount capitalized)             40,712       42,304

The accompanying notes are an integral part of these statements.



                          IDAHO POWER COMPANY
               Consolidated Statements Of Capitalization

                                          September 30,December 31,
                                                1998      1997
                                           (Thousands of Dollars)
COMMON STOCK EQUITY:
 Common stock                            $94,031            $94,031
 Premium on capital stock                362,126            362,328
 Capital stock expense                    (3,828)            (3,840)
 Retained earnings                       277,607            259,299
 Other comprehensive income                  109               -
      Total common stock equity          730,045  44.2%     711,818  45.5%
PREFERRED STOCK:
 4% preferred stock                       16,208             16,697
 7.68% Series, serial preferred stock     15,000             15,000
 7.07% Series, serial preferred stock     25,000             25,000
 Auction rate preferred stock             50,000             50,000
      Total preferred stock              106,208   6.4      106,697   6.8
LONG-TERM DEBT:
  Utility:
 First mortgage bonds:
   5.33 % Series due 1998                    -               30,000
   8.65 % Series due 2000                 80,000             80,000
   6.93 % Series due 2001                 30,000             30,000
   6.85 % Series due 2002                 27,000             27,000
   6.40 % Series due 2003                 80,000             80,000
   8      % Series due 2004               50,000             50,000
   5.83 % Series due 2005                 60,000               -
   Maturing 2021 through 2031 with
     rates from 7.5% to 9.52%            230,000            230,000
      Total first mortgage bonds         557,000            527,000
       Amount due within one year           -               (30,000)
      Net first mortgage bonds           557,000            497,000
 Pollution control revenue bonds:
   7 1/4% Series due 2008                  4,360              4,360
   8.30 % Series 1984 due 2014            49,800             49,800
   6.05 % Series 1996A due 2026           68,100             68,100
   Variable Rate Series 1996 B
     and C due 2026                       48,200             48,200
      Total pollution control
        revenue bonds                    170,460            170,460
 REA Notes                                 1,507              1,561
       Amount due within one year           (74)                (72)
      Net REA Notes                        1,433              1,489
 American Falls bond guarantee            20,130             20,355
 Milner Dam note guarantee                11,700             11,700
 Unamortized premium/discount - Net      (1,563)             (1,637)
      Net utility debt                   759,160            699,367
  Subsidiaries:
 Debt related to investments in
   affordable housing with rates
   ranging from 6.97% to 8.59% due
   1998 to 2009                           61,473             46,385
 Other subsidiary debt                     1,613              4,316
      Total subsidiary debt               63,086             50,701
       Amount due within one year        (6,211)             (3,926)
      Net subsidiary debt                 56,875             46,775
      Total long-term debt               816,035  49.4      746,142  47.7
TOTAL CAPITALIZATION                  $1,652,288 100.0%  $1,564,657 100.0%

The accompanying notes are an integral part of these statements.

                          IDAHO POWER COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1.   SUMMARY OF ACCOUNTING POLICIES:

        Financial Statements
        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly its consolidated financial position as of September 30, 1998 and its consolidated results of operations for the three and nine months ended September 30, 1998 and 1997 and its consolidated cash flows for the nine months ended September 30, 1998 and 1997. These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which would be included in full year financial statements and, therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

        For the three and nine months ended September 30, 1998, the Company's comprehensive income was not materially different from net income. The components of comprehensive income include net income, the Company's proportionate share of unrealized holding gains on marketable securities held by an equity investee, and the changes in additional minimum liability under a deferred compensation plan for certain senior management employees and directors.

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

        Gas Trading
        The Company intends to be a competitive energy provider, including both electricity and gas. In April 1997 the Company opened a gas trading office in Houston, Texas to serve the southern and eastern United States gas markets and a Boise, Idaho office that serves the Northwest and Canadian markets. The following table shows gas trading activities for the three and nine month periods ended September 30, 1998 and 1997 (thousands of dollars):

                                      Three Months Ended   Nine Months Ended
                                         September 30,        September 30,
                                       1998      1997      1998        1997
        Gas revenues                 $77,544   $29,736   $258,022    $39,197
        Cost of gas and other - net  (78,924)  (30,259)  (261,027)   (39,859)
        Gas trading activities - Net $(1,380)  $  (523)  $ (3,005)   $  (662)

        Reclassifications
        Certain items previously reported for periods prior to September 30, 1998 have been reclassified to conform with the current period's presentation. Net income was not affected by these reclassifications.

   2.   COMMITMENTS AND CONTINGENT LIABILITIES:

        Commitments under contracts and purchase orders relating to the Company's program for construction and operation of facilities amounted to approximately $2.4 million at September 30, 1998. The commitments are generally revocable by the Company subject to reimbursement of manufacturers' expenditures incurred and/or other termination charges.

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

   3.   REGULATORY ISSUES:

        The Company has a PCA mechanism that provides for annual adjustments to the electric rates charged to Idaho retail customers. These adjustments are based on forecasts of net power supply costs, and take effect annually on May 16. The difference between the actual costs incurred and the forecasted costs are deferred, with interest, and trued-up in the next annual rate adjustment.

        The May 16, 1998 adjustment increased electric rates $34.0 million over the 1997 rates and $17.3 million over base rates. The increase was due primarily to the forecasted return to more normal streamflow conditions from the near-record conditions experienced in 1997, and rising costs associated with mandatory purchases from CSPP projects.

        Good water conditions and mild weather since the forecast date have resulted in the Company currently recording a true-up credit of $5.2 million at September 30, 1998. The credit reflects power supply costs below those projected for the 1998 PCA forecast. Any additional variance that exists at the end of the current rate period will be trued-up in the next annual PCA adjustment.

        Under IPUC Order No. 26216, when the Company's actual earnings in the Idaho jurisdiction in a given year exceed an 11.75 percent return on year-end common equity through 1999, the Company will refund 50 percent of the excess.
        In 1997, $7.6 million of revenue accrued for the benefit of its Idaho customers based on actual data. The IPUC ordered that approximately $5.0 million be applied against the balance of demand-side conservation expenditures in order to defer any rate increase associated with conservation recovery until May 16, 1999, the same time as the next PCA adjustment to rates. The Company has applied to the IPUC to use approximately $2.4 million of the remaining $2.6 million as reimbursement of deferred expenses related to its participation in the Northwest Energy Efficiency Alliance during 1997 and 1998.

        The Company has sought changes to the regulatory treatment of previously deferred DSM (conservation) expenses in both Idaho and Oregon. In Idaho the Company requested in Case No. IPC-E-97-12 that the IPUC authorize recovery of post-1993 DSM expenses and an acceleration of the recovery of DSM expenditures authorized in the last general rate case. The Company requested a five-year amortization instead of the 24-year period previously adopted. In its Order No. 27660 issued on July 31, 1998, the IPUC set a new amortization period of 12 years. The IPUC order reflects an increase in annual revenue requirement of $3.1 million for twelve years. As noted above, the Company is funding the annual revenue requirement with revenue sharing amounts until May 16, 1999. A notice of appeal has been filed with the IPUC by a group of the Company's industrial customers notifying the IPUC that its order has been appealed to the Idaho Supreme Court.

        In Oregon, the OPUC, in case No. UE 107, authorized the amortization of the Oregon allocated share of the DSM expenditures over five years. The OPUC allowed a rate surcharge for extraordinary purchases to be replaced by an identical charge to recover the amortization of the DSM expenditures. This charge will recover approximately $540,000 per year.

   4.   FINANCING:

        The Company currently has a $200,000,000 shelf registration statement that can be used for both First Mortgage Bonds (including Medium Term Notes) and Preferred Stock. In September 1998, the Company issued $60,000,000 principal amount of Secured Medium Term Notes 5.83% Series due September 9, 2005. The proceeds from this issuance was used to redeem at maturity, the $30,000,000 First Mortgage Bonds 5.33% Series due September 1998, with the balance used for repayment of commercial paper issued in connection with the Company's ongoing business. This issuance, combined with two issuances in 1996, has reduced the remaining balance of the shelf registration to $83,000,000 at September 30, 1998.

   5.   INCOME TAXES:

        The effective tax rate for the first nine months decreased from 33.6 percent in 1997 to 31.7 percent in 1998. A reconciliation between the statutory income tax rate and the effective rate for the nine months ended September 30 is as follows:

                                                  1998              1997
                                             Amount    Rate     Amount    Rate
        Computed income taxes based on
          statutory federal income tax rate $38,385 35.0% $37,717 35.0% Changes in taxes resulting from:
         Current state income taxes             5,106   4.7        3,945   3.7
         Settlement of prior year tax returns  (1,500) (1.4)           0   0.0
         Net depreciation                       4,005   3.6        4,268   4.0
         Investment tax credits restored       (2,197) (2.0)      (2,161) (2.0)
         Removal costs                         (1,037) (0.9)      (1,025) (0.9)
         Repair allowance                      (2,346) (2.1)      (2,346) (2.2)
         Affordable housing credit             (5,160) (4.7)      (3,444) (3.2)
         Other                                   (526) (0.5)        (752) (0.8)
                                              $34,730  31.7%     $36,202  33.6%



   6.   PREFERRED STOCK:

        The number of shares of preferred stock outstanding were as follows:

                                                    September 30,  December 31,
                                                        1998           1997
         Cumulative, $100 par value:
          4% preferred stock (authorized 215,000
        shares)                                        162,080        166,972
          Serial preferred stock, 7.68% Series
        (authorized 150,000 shares)                    150,000        150,000

         Serial preferred stock, cumulative,
        without par value; total of 3,000,000
        shares authorized:
          7.07% Series, $100 stated value,
        (authorized 250,000 shares)                    250,000        250,000
          Auction rate preferred stock, $100,000
        stated value,
           (authorized 500 shares)                         500            500


  7.    NEW ACCOUNTING PRONOUNCEMENTS:

        In June 1998 the FASB issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Transactions. This statement establishes accounting and reporting standards for derivative financial instruments and other similar financial instruments and for hedging activities. It is effective for fiscal years beginning after June 15, 1999. The Company is reviewing this statement to determine its effects on the Company's accounting and reporting requirements.

  8.    SUBSEQUENT EVENTS:

        On October 1, 1998, the Company officially adopted a holding company structure with the completion of a statutory share exchange under which the outstanding common stock of Idaho Power was exchanged on a share-for-share basis for the common stock of IDACORP, Inc. (IDACORP), and Idaho Power became a subsidiary of IDACORP. The share exchange was effected pursuant to the terms of an Agreement and Plan of Exchange dated February 2, 1998 and was approved by Idaho Power shareholders, the FERC, and the regulatory commissions of Idaho, Oregon, Wyoming and Nevada.

        Following the share exchange, in October 1998 Idaho Power transferred ownership of its subsidiaries Ida-West Energy
        Company, IDACORP Energy Solutions Co. and IDACORP Retail
        Enterprises Co. to IDACORP.

        As has been the case with Idaho Power Company, a "Shareholders Rights" plan is also in effect for IDACORP. This plan, authorized by the Board of Directors of IDACORP on September 10, 1998 and effective at the close of business on October 1, 1998, is designed to ensure that all shareholders receive fair and equal treatment in the event of any proposal to acquire control of the Company. This plan is substantially similar to the plan already in effect for Idaho Power Company.

        On September 30, 1998, IDACORP filed a $300,000,000 shelf registration statement that can be used to issue Debt
        Securities, Common Stock or Preferred Stock.



     INDEPENDENT ACCOUNTANTS' REPORT


     Idaho Power Company
     Boise, Idaho


     We have reviewed the accompanying consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiaries as of September 30, 1998, and the related consolidated statements of income for the three and nine month periods ended September 30, 1998 and 1997 and consolidated statements of cash flows for the nine month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


     DELOITTE & TOUCHE LLP
     Boise, Idaho
     November 2, 1998


Item  2.    MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
CONDITION AND  RESULTS OF OPERATIONS


In Management's Discussion and Analysis we explain the general financial condition and results of operations for Idaho Power and its diversified business subsidiaries. As you read the Management's Discussion and Analysis, it may be helpful to refer to our Consolidated Statements of Income which present the results of our operations for the three-month and nine-month periods ended September 30, 1998 and 1997. In our discussion we explain the significant quarterly and year-to-date changes in the specific line items in the Consolidated Statements of Income.

This discussion updates the discussion which was included in our 1997 Annual Report on Form 10-K for the year ended December 31,
1997,  and should be read in conjunction with it.


FORWARD-LOOKING INFORMATION

Certain matters that we discuss in this report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements address future plans, objectives, expectations, and events or conditions concerning various matters such as capital expenditures, earnings, litigation, rate and other regulatory matters, liquidity and capital resources, accounting matters and includes statements under the heading "Other Matters" concerning the outcome of the Company's
Year 2000 efforts. Actual results could differ materially from the results anticipated in such statements, for reasons including without limitations, electric utility restructuring, including ongoing state and federal legislative and regulatory activities; future economic conditions; competition; and other circumstances affecting anticipated rates, revenues and costs. With respect to the Company's Year 2000 efforts results could differ due to unanticipated developments while implementing the modifications necessary to mitigate Year 2000 compliance problems, including the ability to locate and correct all relevant computer codes in computer and embedded systems, the indirect impacts of third parties with whom the Company does business and who do not mitigate their Year 2000 compliance problems, and similar uncertainties. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement.


RESULTS OF OPERATIONS

Earnings Per Share and Book Value
Earnings per share of common stock (basic and diluted) was $0.59 for the quarter ended September 30, 1998, an increase of $0.07 (13.5 percent) from the same quarter last year. Earnings per share (basic and diluted) was $1.88 for the nine months ended September 30, 1998, an increase of $0.07 (3.9 percent) over last year.

At September 30, 1998, the book value per share of common stock was $19.41, compared to $18.40 at the same date in 1997.

General Business Revenue
Our general business revenue is dependent on many factors, including the number of customers we serve, the rates we charge, and weather conditions (temperature and precipitation) in our service territory.

Compared to 1997, the number of general business customers we served increased 3.0 percent for the quarter and 2.9 percent for the nine months ended September 30, 1998. This increase was due primarily to economic growth in our service territory.

Hotter than normal summer temperatures contributed to an increase in our energy sales during the quarter. Cooling degree days, a common measure used in the utility industry to analyze demand, were 35.4 percent above the same period in 1997 and 63.4 percent above normal. Compared to the same quarter last year, MWH's sold per general business customer increased 4.8 percent. For the year, warmer winter temperatures and increased rainfall during the growing season more than offset the hotter summer temperatures, resulting in a 1.7 percent decrease in sales per general business customer.

Our revenue per MWH increased 10.4 percent for the quarter ended and 4.1 percent for the nine months ended September 30, 1998, compared to 1997. Revenue per MWH changes as a result of the annual rate adjustments discussed below in "Power Cost
Adjustment."

The combination of the factors just discussed resulted in a $24.0 million (19.1 percent) increase in general business revenue for the quarter and a $19.1 million (5.3 percent) increase year-to-date, compared to 1997.

Off System Sales
Off-system sales are comprised of trading in the wholesale electricity markets, long-term sales contracts, and opportunity sales made when we have surplus energy available. The increases in off-system revenue are due primarily to 83.9 percent and 110.8 percent increases in MWH sold in the third quarter and year-to-date, and to increased prices. The sales volume and price increases were primarily from trading in the wholesale electricity markets. We discuss our energy trading activity in more detail below in "Other Matters."

Expenses
Purchased power expenses increased $163.2 million (184.7 percent) for the quarter and $276.9 million (190.9 percent) year-to-date. These increases are due primarily to129.8 percent and 146.4 percent increases in MWHs purchased for the third quarter and year-to-date, and to increased prices. These purchases were primarily from trading in the wholesale electricity markets.

Fuel expenses increased $2.3 million (10.1 percent) for the quarter and $12.0 million (25.1 percent) year-to-date, due primarily to 22.2 percent and 24.2 percent increases in MWHs generated by our coal-fired power plants for the quarter and year-to-date. Generation by these plants was increased to meet retail loads and take advantage of off-system sales opportunities.

The PCA (power cost adjustment) component of expenses increased $5.6 million for the quarter and $18.9 million year-to-date. The PCA increases expenses when actual power supply costs are below the costs forecasted in the annual PCA filing and decreases expenses when actual power supply costs are above the forecast.
In the third quarter of 1998, actual power supply costs were slightly above what had been forecast; in 1997 actual power supply costs were above the forecast to a greater degree. Year-to-date, power supply costs have been significantly below forecast in 1998, while they were somewhat above forecast in 1997. Our 1998 forecast anticipated near-normal streamflow conditions. Actual conditions have been better than forecasted. We discuss the PCA and streamflow conditions in more detail below in "Other Matters."

Other operation expenses increased $4.4 million (4.4 percent) year-to-date. These increases were due primarily to increased administrative and labor expenses and a $1.2 million increase in transmission charges from other utilities.

Maintenance expenses decreased $1.2 million (10.4 percent) for the quarter and $4.6 million (12.7 percent) year-to-date. These decreases are due primarily to decreased expenses at the Jim Bridger plant and reduced maintenance on overhead lines. During the first half of 1997 extensive maintenance was performed at the Bridger plant and on transmission lines.

Other
Other income increased $1.6 million (74.1 percent) for the three month period ended September 30 compared to the prior year. This increase is due primarily to $2.3 million of carrying charges on 1994-7 demand-side management (DSM) charges, offset by a $0.9 million increase in losses on gas trading activities. We began trading natural gas in the third quarter of 1997. Since then, trading volumes and related administrative costs have increased significantly. We discuss our energy trading activities in more detail below in "Other Matters."

Income taxes increased $1.7 million (15.7 percent) for the quarter, due primarily to increased net income before taxes. Year-to-date income taxes decreased $1.5 million primarily from increased affordable housing tax credits and from adjustments associated with the settlement of prior year tax returns, offset by increased net income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow
For the nine months ended September 30, 1998, we generated $134.8 million in net cash from operations. After deducting for both common and preferred dividends, net cash generation from operations provided approximately $78.2 million for our construction program and other capital requirements.

Cash Expenditures
We estimate that our cash construction program for 1998 will require approximately $100.0 million. This estimate is subject to revision in light of changing economic, regulatory, environmental, and conservation factors. During the first nine months of 1998, we spent approximately $60.1 million for construction. Our primary financial commitments and obligations are related to contracts and purchase orders associated with ongoing construction programs. To the extent required, we expect to finance these commitments and obligations by using both internally generated funds and externally financed capital. At September 30, 1998, our short-term borrowings totaled $22.4 million.

Financing Program
We currently have a $200 million shelf registration statement that can be used for both First Mortgage Bonds (including Medium Term Notes) and Preferred Stock of which $83 million remains available at September 30, 1998. In September, 1998 we issued $60 million principal amount of Secured Medium Term Notes, 5.83% series, due September 9, 2005. The proceeds from this issuance were used to redeem $30 million of First Mortgage Bonds which matured in September 1998, and to reduce the balance of commercial paper issued in connection with ongoing business.

Our objective is to maintain capitalization ratios of approximately 45 percent common equity, 5 to 10 percent preferred stock, and the balance in long-term debt. For the twelve-month period ended September 30, our consolidated pre-tax interest coverage was 3.30 times.

OTHER MATTERS

Holding Company
On October 1, 1998, Idaho Power Company officially adopted a holding company structure with the completion of a statutory share exchange under which the outstanding common stock of Idaho Power was exchanged on a share-for-share basis for the common stock of IDACORP, Inc. (IDACORP) , and Idaho Power became a subsidiary of IDACORP. We had previously received approval to form the holding company from our shareholders, the state regulatory commissions in Idaho, Oregon, Nevada and Wyoming and the FERC.

Following the share exchange, Idaho Power transferred ownership of three subsidiaries, Ida-West Energy Company (Ida-West),
IDACORP Energy Solutions Co. (IES), and IDACORP Retail
Enterprises Co. (IREC) to IDACORP.

Shareholders of Idaho Power Company common stock will retain their current certificates and any new common stock issued on or after October 1, 1998 will be issued as IDACORP stock. Common shares will trade on the New York and Pacific Stock Exchanges under the existing symbol "IDA".

Idaho Power Chairman and Chief Executive Officer (CEO) Joseph
W. Marshall will serve as Chairman and CEO of IDACORP.  Jan
B. Packwood, Idaho Power President and Chief Operating
Officer and J. LaMont Keen, Vice President, Chief Financial
Officer and Treasurer will assume similar positions in IDACORP.

Ida-West holds investments in 13 operating hydroelectric plants with a total generating capacity of 72 MW. IES, currently a shell, will conduct non-regulated marketing functions under the new holding company. IREC owns a 25% interest in Allied Utility Network, a Georgia-based limited liability company which develops and assists with the marketing of non-utility goods and services to retail customers.

Our purpose in forming the holding company is to create a structure under which Idaho Power will continue as a regulated entity while allowing our unregulated operations to compete for business in the non-regulated environment. We anticipate that we will be transferring other Idaho Power subsidiaries and other non-utility operations to IDACORP in the near future. The formation of the holding company is discussed in more detail in the notes to the consolidated financial statements.

Power Cost Adjustment
We have a power cost adjustment (PCA) mechanism that provides for annual adjustments to the rates we charge to our Idaho retail customers. These adjustments, which take effect annually on May 16, are based on forecasts of net power supply costs. The difference between the actual costs incurred and the forecasted costs is deferred, with interest, and trued-up in the next annual rate adjustment.

The May 16, 1998 adjustment increased rates $34.0 million over the 1997 rates and $17.3 million over base rates. The increase is due primarily to the forecasted return to more normal streamflow conditions from the near-record conditions experienced in 1997, and rising costs associated with mandatory purchases from CSPP projects The IPUC has requested that the treatment of mandatory purchases from certain CSPP projects be reviewed to determine if there is a way to avoid a large true-up which was a major factor in the 1998 increase.

Regulatory Settlement
Under the terms of an IPUC Settlement in effect though 1999, when earnings in our Idaho jurisdiction exceed an 11.75 percent return on year-end common equity, we refund 50 percent of the excess to our Idaho retail ratepayers. For 1997, we set aside $7.6 million of revenue for the benefit of these customers. The IPUC has ordered that approximately $5.0 million be applied against the balance of demand-side conservation expenditures in order to defer any rate increase associated with conservation recovery until May 16, 1999, the same time as the next PCA adjustment to rates. In October 1998 we filed an application requesting reimbursement for $2.4 in payments made in 1997 and 1998 to the Northwest Energy Efficiency Alliance. In this filing we asked that the reimbursement come out of the remaining revenue sharing funds.

Demand-Side Management Expenses
We are seeking changes to the regulatory treatment of previously deferred demand-side management (DSM) expenses in both Idaho and Oregon.

In Idaho, we requested that the IPUC authorize recovery of post-1993 DSM expenses and acceleration of the recovery of DSM expenditures authorized in the last general rate case. We requested a five-year amortization instead of the 24-year period previously adopted. In its Order No. 27660 issued on July 31, 1998, the IPUC set a new amortization period of 12 years. The IPUC order reflects an increase in annual revenue requirements of $3.1 million for 12 years.

As noted above, we are funding the annual revenue requirement with revenue sharing amounts until May 16, 1999. A group of our industrial customers have filed a notice of appeal with the IPUC indicating that the companies are appealing the IPUC order to the Idaho Supreme Court.

In Oregon, the OPUC authorized the amortization of the Oregon-allocated share of the DSM expenditures over five years. The OPUC allowed a rate surcharge for extraordinary purchases to be replaced by an identical charge to recover the amortization of the DSM expenditures. We anticipate that the charge will recover approximately $540,000 per year.

Energy Trading
We intend to be a competitive energy provider, including both electricity and natural gas. In 1997, we opened gas trading offices in Houston, Texas, to serve the southern and eastern United States and in Boise, Idaho to serve the Northwest and Canadian markets. We also actively participate in the western wholesale electricity markets, the results of which are included in off-system revenue and purchased power expense. (see "Off-system sales" and "Expenses"). Results of our gas trading activity are included in other income (see "Other").

Inherent in the energy trading business are risks related to market movements and the creditworthiness of counterparties. When buying and selling energy, the high volatility of energy prices can have a significant impact on profitability if not managed. Also, counterparty creditworthiness is key to ensuring that transactions entered into withstand dramatic market fluctuations.

To mitigate these risks while implementing our business strategy, the Board of Directors gave approval for executive management to form a Risk Management Committee, comprised of company officers, to oversee a risk management program. The program is intended to minimize fluctuations in earnings while managing the volatility of energy prices. Embedded within the Risk Management policy and procedures is a credit policy requiring a credit evaluation of all counterparties before doing business with them. The objective of our risk management program is to mitigate commodity price risk, credit risk, and other risks related to the energy trading business.

Streamflow Conditions
We monitor the effect of streamflow conditions on Brownlee
Reservoir, the water source for our three Hells Canyon hydroelectric projects. In a typical year, these three projects combine to produce about half of our generated electricity.

Inflows into Brownlee result from a combination of precipitation, storage, and ground water conditions. During the April-July 1998 runoff period, inflows into Brownlee was 8.8 million acre-feet
(MAF), compared to the 70-year median of 4.9 MAF and 1997's 9.8
MAF.

Year 2000 Costs

Many existing computer systems use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. Unless proper modifications are made, the program logic in many of these systems will start to produce erroneous results because, among other things, the systems will read the date "01/01/00" as being January 1 of the year 1900 or another incorrect date. In addition, the systems may fail to detect that the year 2000 is a leap year. Similar problems could arise prior to the year 2000 as dates in the next millennium are entered into systems which are not Year 2000 compliant.

We recognize the Year 2000 problem as a serious threat to the Company and our customers. Our Year 2000 effort has been underway for over two years and is being addressed at the highest levels within the Company. The Vice President of Corporate Services is responsible for coordinating the corporate effort. Each vice president is responsible for addressing the problem within their respective business units and each has assigned a Year 2000 Project Leader to execute the project plan. In addition, we have appointed a full-time Year 2000 Project Manager to direct the project. Additional staff has been committed to complete the conversion and implementation needed to bring non-compliant items into compliance. This staff consists of a mix of end users, Information Services staff and contract programmers. Currently, there are over 20 full-time employees devoted to the project with dozens of others involved to varying degrees. We have retained third parties to conduct technical and legal audits of our plan to verify its adequacy. Our Year 2000 efforts include our subsidiaries.

We have targeted July 1999 as the date by which we expect to be ready for the Year 2000. This means that all critical systems are expected to be capable of handling the century rollover and that we will be able to continue servicing our customers without interruption. It also means that all of the less critical systems are expected to have been identified and that contingency and/or repair plans are expected to be in place for dealing with the change of century.

We are following a detailed project plan. The methodology is modeled after those used by some of the top companies in the world and has been adapted to meet our unique requirements. This process includes all the phases and steps commonly found in such plans, including the (i) identification and analysis of critical systems, key manufacturers, service providers, embedded systems, generation plants, (part of which is owned by the Company but is operated by another electric utility), (ii) remediation and testing, (iii) education and awareness and (iv) contingency planning.

With respect to that key component of the methodology related to the identification of critical systems, we have identified those critical systems which must be Year 2000 compliant in order to continue operations. Many are already compliant or are in the process of vendor upgrades to become compliant. The largest of these critical systems and their status regarding compliance are set forth below:

  System        Description                           Status
  Business      The business systems include the      PeopleSoft
  Systems       financial and administrative          and PassPort
                functions common to most companies.   are both
                Business systems include accounts     compliant
                payable, general ledger, accounts     vendor
                receivable, labor entry, inventory,   packages.
                purchasing, cash management,          Testing is
                budgeting, asset management,          underway to
                payroll, and financial reporting.     verify
                                                      compliance.

  Customer      This system is used to bill           In-house
  Information   customers,  log calls from customers  system is
  System        and create service or work requests   currently
                and track them through completion,    being
                among other things.  At this time,    repaired
                the Company uses an in-house          with testing
                developed,  mainframe-based Customer  planned to
                Information System to accomplish      start in
                these tasks.                          November 1998.

  Energy        The most critical function the        The packages
  Management    Company offers is the delivery of     comprising
  System        electricity from the source to the    the EMS are
                consumer.  This must be done with     largely compliant
                minimal interruption in the midst of  and will be fully
                high demand,  weather anomalies and   compliant with a
                equipment failures.  To accomplish    release scheduled
                this, the Company relies on a server- for Fall of 1998
                based energy management system        and with operating
                provided by Landis & Gyr.  This       system and database
                system monitors and directs the       upgrades already
                delivery of electricity throughout    available.  Testing
                the Company's service area.           currently underway.

  Metering      The Company relies on several         In-house code is
  Systems       processes for metering electricity    currently being
                usage,  including some hand-held      repaired.  Vendor
                devices with embedded chips.  It is   packages are
                critical for metering systems to      being upgraded.
                operate without interruption so as    Test plans have
                not to jeopardize the Company's       been developed
                revenue stream.                       and are underway.

  Embedded      There is a category of systems on     Test bench
  Systems       which the Company is highly reliant   has been
                called embedded systems.  These are   established.
                typically computer chips that         Testing is
                provide for automated operations      about 20%
                within some device other than a       complete.
                computer such as a relay or a
                security system.  The Company is
                highly reliant on these systems
                throughout its generation and
                delivery systems to monitor and
                allow manual or automatic
                adjustments to the desired devices.
                Those devices with chips which are
                not Year 2000 compliant which affect
                the application of the device we
                replaced.

  Other         The Company also relies on a number   In various
  Systems       of other important systems to         stages of
                support engineering,  human           repair and
                resources,  safety and regulatory     testing.
                compliance,  etc.


Regarding third parties, the plan methodology has required us to identify those third parties with which we have a material relationship. We have identified as material (1) our ownership interest in thermal generating facilities which are operated and maintained by third party electric utilities; (2) our fuel suppliers for those thermal generating facilities; and (3) our telecommunication providers. In addition, we have identified ninety-three (93) key manufacturers which provide materials and supplies to us. With respect to the thermal plants, fuel suppliers and telecommunication providers, the plan methodology includes a process wherein some members of the Year 2000 team meet periodically with the third parties to assess the status of their efforts. This is an ongoing process and will continue until such time as the third party has completed compliance testing and certified to us that they are compliant. Regarding the 93 key manufacturers we have contacted all via mail and requested they complete a survey indicating the extent and status of their Year 2000 efforts. The survey is followed up with contact by telephone to further document their Year 2000 status.

Finally, we are connected to an electric grid that connects utilities throughout the western portion of North America. This interconnection is essential to the reliability and operational integrity of each connected utility. This also means that failure of one electric utility in the interconnected grid could
cause the failure of others.   In the context of the Year 2000
problem, this interconnectivity compounds the challenge faced by the electric utility industry. Our Company could do a very thorough and effective job of becoming Year 2000 compliant and yet encounter difficulties supplying services and energy because another utility in the interconnected grid failed to achieve Year 2000 compliance. In this regard, we are working closely with other electric industry organizations concerned with reliability issues and technical collaboration.

Our estimate of the cost of its Year 2000 plan remains at approximately $5.3 million. This includes costs incurred to date (approximately $700,000) and estimated costs through the year 2000. This level of expenditure is not expected to have any material effect on our operations or our financial position. Funds to cover Year 2000 costs in 1999 have been budgeted by business unit and within the Information Services Department with approximately 10 percent of the Information Services budget used for remediation. No information services department projects have been deferred due to the Company's year 2000 efforts.

The Year 2000 issue poses risks to our internal operations due to the potential inability to carry on our business activities and from external sources due to the potential impact on the ability of our customers to continue their business activities. The major applications which pose the greatest risks internally are those systems, embedded or otherwise, which impact the generation, transmission and distribution of energy and the metering and billing systems. The potential risks related to these systems are electric service interruptions to customers and associated reduction in loads and revenue and interrupted data gathering and billing and the resultant delay in receipt of revenues. All of this would negatively impact our relationship with our customers which may enhance the likelihood of losing
customers in a restructured industry.   Externally, those
customers which inadequately prepare for the Year 2000 issue may be unable to continue their business activities. This would affect us in a number of ways. Our loads and revenue would be reduced because of the lost load from discontinued business activities, and customers which lose jobs because of discontinued business activities may face difficulties in paying their power bills. The impact of this on us is dependent upon the number and the size of those businesses which are forced to discontinue business activities because of the Year 2000 issue.

As part of its Year 2000 plan, we are in the process of developing a contingency plan and expect to complete this process on or before July 1999.

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

On July 27, 1998, Cogeneration, Inc., filed a Notice of Appeal with the Idaho Supreme Court.

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

*3(d)           33-56071      3(d)       Articles of share exchange as filed
                                         with  the  Secretary  of  State  of
                                         Idaho on September 29, 1998.

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

*4(b)                                    Instruments relating to American
                                         Falls bond guarantee. (see Exhibit
                                         10(c)).

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

*4(e)(i)        1-3198        4(e)(i)    Amendment, dated as of January 30,
                Form 10-K                1998, related to agreement filed
                for 1997                 as Exhibit 4(e).

*10(a)          2-49584       5(b)       Agreements, dated September 22,
                                         1969, between the Company and
                                         Pacific Power & Light Company
                                         relating to the operation,
                                         construction and ownership of the
                                         Jim Bridger Project.

*10(a)(i)       2-51762       5(c)       Amendment, dated February 1, 1974,
                                         relating to operation agreement
                                         filed as Exhibit 10(a).

*10(b)          2-49584       5(c)       Agreement, dated as of October 11,
                                         1973, between the Company and
                                         Pacific Power & Light Company.

*10(c)(i)       33-65720      10(c)      Guaranty  Agreement, dated March 1,
                                         1990, between the Company and West
                                         One Bank, as Trustee, relating to
                                         $21,425,000 American Falls
                                         Replacement Dam Bonds of the
                                         American Falls Reservoir District,
                                         Idaho.

*10(d)          2-62034       5(r)       Guaranty Agreement, dated as of
                                         August 30, 1974, with Pacific Power
                                         & Light Company.

*10(e)          2-56513       5(i)       Letter Agreement, dated January 23,
                                         1976, between the Company and
                                         Portland General Electric Company.

*10(e)(i)       2-62034       5(s)       Agreement for Construction,
                                         Ownership and Operation of the
                                         Number One Boardman Station on
                                         Carty Reservoir, dated as of
                                         October 15, 1976, between Portland
                                         General Electric Company and the
                                         Company.

*10(e)(ii)      2-62034       5(t)       Amendment, dated September 30,
                                         1977, relating to agreement filed
                                         as Exhibit 10(e).

*10e)(iii)      2-62034       5(u)       Amendment, dated October 31, 1977,
                                         relating to agreement filed as
                                         Exhibit 10(e).

*10(e)(iv)      2-62034       5(v)       Amendment, dated January 23, 1978,
                                         relating to agreement filed as
                                         Exhibit 10(e).

*10(e)(v)       2-62034       5(w)       Amendment, dated February 15, 1978,
                                         relating to agreement filed as
                                         Exhibit 10(e).

*10(e)(vi)      2-68574       5(x)       Amendment, dated September 1, 1979,
                                         relating to agreement filed as
                                         Exhibit 10(e).

*10(f)          2-68574       5(z)       Participation Agreement, dated
                                         September 1, 1979, relating to the
                                         sale and leaseback of coal handling
                                         facilities at the Number One
                                         Boardman Station on Carty
                                         Reservoir.

*10(g)          2-64910       5(y)       Agreements for the Operation,
                                         Construction and Ownership of the
                                         North Valmy Power Plant Project,
                                         dated December 12, 1978, between
                                         Sierra Pacific Power Company and
                                         the Company.

*10(h)(i) 1     1-3198        10(n)(i)   The Revised Security Plans for
                Form 10-K                Senior Management Employees and for
                for 1994                 Directors - a non-qualified,
                                         deferred compensation plan
                                         effective November 30, 1994.

*10(h)(ii) 1    1-3198        10(n)(ii)  The Executive Annual Incentive Plan
                Form 10-K                for senior management employees
                for 1994                 effective January 1, 1995.

*10(h)(iii)1    1-3198        10(n)(iii) The 1994 Restricted Stock Plan for
                Form 10-K                officers and key executives
                for 1994                 effective July 1, 1994.

*10(h)(iv) 1    1-3198        10(n)(iv)  The Revised Security Plans for
                Form 10-K                Senior Management Employees and for
                for 1996                 Directors - a non-qualified,
                                         deferred compensation plan
                                         effective August 1, 1996.

*10(i)          33-65720      10(h)      Framework Agreement, dated October
                                         1, 1984, between the State of Idaho
                                         and the Company relating to the
                                         Company's Swan Falls and Snake
                                         River water rights.

*10(i)(i)       33-65720      10(h)(i)   Agreement, dated October 25, 1984,
                                         between the State of Idaho and the
                                         Company relating to the agreement
                                         filed as Exhibit 10(i).

*10(i)(ii)      33-65720      10(h)(ii)  Contract to Implement, dated
                                         October 25, 1984, between the State
                                         of Idaho and the Company relating
                                         to the agreement filed as Exhibit
                                         10(i).

*10(j)          33-65720      10(m)      Agreement Regarding the Ownership,
                                         Construction, Operation and
                                         Maintenance of the Milner
                                         Hydroelectric Project (FERC No.
                                         2899), dated January 22, 1990,
                                         between the Company and the Twin
                                         Falls Canal Company and the
                                         Northside Canal Company Limited.

*10(j)(i)       33-65720      10(m)(i)   Guaranty Agreement, dated February
                                         10, 1992, between the Company and
                                         New York Life Insurance Company, as
                                         Note Purchaser, relating to
                                         $11,700,000 Guaranteed Notes due
                                         2017 of Milner Dam Inc.

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

27                                       Financial Data Schedule

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the three month period ended September 30, 1998.

*Previously Filed and Incorporated Herein by Reference




SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     IDAHO POWER COMPANY
                                     (Registrant)



Date  November 6, 1998    By:   /s/  J LaMont Keen
                                     J LaMont Keen
                                     Vice President, Chief
                                     Financial Officer and Treasurer
                                     Treasurer (Principal Financial
                                     Officer and Principal
                                     Accounting Officer)








_______________________________
1 Compensatory plan