Form 10-Q
period 1999-09-30
IDAHO POWER CO
filed 2000-03-03
CIK 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                            FORM 10-Q

     X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

                               OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES
                      EXCHANGE ACT OF 1934

            For the transition period from           to

                     Exact name of registrants as
                              specified                     I.R.S.
    Commission        in their charters, state of          Employer
   File Number        incorporation, address of          Identification
                   principal executive offices, and        Number
                           telephone number

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

                          Yes   X    No

  Number of shares of Common Stock outstanding as of September
30, 1999:


IDACORP, Inc.:       37,612,351
Idaho Power Company: 37,612,351 shares, all of which are held by IDACORP, Inc.










                              INDEX
                                                           Page

  Definitions                                                 2

  Part I.  Financial Information:
     Item 1.  Financial Statements
        IDACORP, Inc.:
          Consolidated Statements of Income                 3-4
          Consolidated Balance Sheets                       5-6
          Consolidated Statements of Capitalization           7
          Consolidated Statements of Cash Flows               8
          Consolidated Statements of Comprehensive            9
          Income
          Notes to Consolidated Financial Statements      10-14
          Independent Accountants' Report                    15
      Idaho Power Company:
          Consolidated Statements of Income               16-17
          Consolidated Balance Sheets                     18-19
          Consolidated Statements of Capitalization          20
          Consolidated Statements of Cash Flows              21
          Consolidated Statements of Comprehensive           22
          Income
          Notes to Consolidated Financial Statements      23-24
          Independent Accountants' Report                    25

     Item 2.  Management's Discussion and Analysis of
              Financial
            Condition and Results of Operations           26-33


  Part II.  Other Information:

     Item 6.  Exhibits and Reports on Form 8-K            34-37


  Signatures                                              38-39



                           DEFINITIONS
  FASB  - Financial Accounting Standards Board
  FERC  - Federal Energy Regulatory Commission
  IPUC  - Idaho Public Utilities Commission
  KWh   - kilowatt-hour
  MAF   - Million Acre-Feet
  MMbtu - Million British Thermal Units
  MWh   - Megawatt-hour
  OPUC  - Oregon Public Utilities Commission
  PCA   - Power Cost Adjustment
  PUCN  - Public Utility Commission of Nevada
  REA   - Rural Electrification Administration
  SFAS  - Statement of Financial Accounting
          Standards


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





                 PART I - FINANCIAL INFORMATION
                  Item 1.  Financial Statements
                          IDACORP, Inc.
                Consolidated Statements of Income

                                         Three Months Ended
                                           September 30,
                                       1999            1998
                                       (Thousands of Dollars
                                        except for per share
                                              amounts)
REVENUES:
  General business                  $137,193          $ 149,411
  Off-system sales                    19,078             74,560
  Other revenues                       5,707              6,229
     Total revenues                  161,978            230,200

EXPENSES:
  Operations:
     Purchased power                  41,088             92,885
     Fuel expense                     23,523             25,054
     Power cost adjustment           (14,774)            (1,338)
     Other                            36,615             34,455
  Maintenance                         10,903             10,709
  Depreciation                        19,511             19,140
  Taxes other than income taxes        5,170              5,258
     Total expenses                  122,036            186,163

INCOME FROM OPERATIONS                39,942             44,037

OTHER INCOME:
  Allowance for equity funds used
  during
     Construction                        322                 46
  Energy trading activities - Net      6,802              2,042
  Other - Net                          2,098              5,037
     Total other income                9,222              7,125

INTEREST EXPENSE AND OTHER:
  Interest on long-term debt          13,078             13,106
  Other interest                       2,339              2,223
  Allowance for borrowed funds
  used during
     Construction                       (247)              (274)
  Preferred dividends of Idaho
  Power
     Company                           1,401              1,410
       Total interest expense and     16,571             16,465
       other

INCOME BEFORE INCOME TAXES            32,593             34,697

INCOME TAXES                          10,574             12,392

NET INCOME                           $22,019          $  22,305

AVERAGE COMMON SHARES OUTSTANDING     37,612             37,612
(000)

EARNINGS PER SHARE OF COMMON STOCK
(basic and
     diluted)                        $  0.59         $     0.59

The accompanying notes are an integral part of these statements.








                          IDACORP, Inc.
                Consolidated Statements of Income

                                      Nine Months Ended
                                       September 30,
                                       1999            1998
                                       (Thousands of Dollars
                                        except for per share
                                              amounts)
REVENUES:
  General business                   $396,415         $ 382,631
  Off-system sales                     86,109           162,204
  Other revenues                       18,676            23,411
     Total revenues                   501,200           568,246

EXPENSES:
  Operations:
     Purchased power                   81,503           145,862
     Fuel expense                      64,398            60,077
     Power cost adjustment                424            12,951
     Other                            110,579           106,008
  Maintenance                          30,285            31,262
  Depreciation                         58,087            57,080
  Taxes other than income taxes        16,429            16,103
     Total expenses                   361,705           429,343

INCOME FROM OPERATIONS                139,495           138,903

OTHER INCOME:
  Allowance for equity funds used
  during
     Construction                         710               71
  Energy trading activities - Net      14,646            4,911
  Other - Net                           6,224           10,643
     Total other income                21,580           15,625

INTEREST EXPENSE AND OTHER:
  Interest on long-term debt           40,231           39,204
  Other interest                        6,768            6,368
  Allowance for borrowed funds
  used during
     Construction                        (605)            (714)
  Preferred dividends of Idaho
  Power
     Company                            4,121            4,232
     Total interest expense and        50,515           49,090
     other

INCOME BEFORE INCOME TAXES            110,560           105,438

INCOME TAXES                           37,799            34,730

NET INCOME                           $ 72,761          $ 70,708

AVERAGE COMMON STOCK OUTSTANDING       37,612            37,612
(000)

EARNINGS PER SHARE OF COMMON STOCK
(basic and
  diluted)                           $   1.93          $   1.88

The accompanying notes are an integral part of these statements.













                          IDACORP, Inc.
                   Consolidated Balance Sheets

                             Assets

                                     September        December
                                        30,             31,
                                        1999            1998
                                         (Thousands of Dollars)
ELECTRIC PLANT:
  In service (at original cost)      $2,710,168        $  2,659,441
  Accumulated provision for
  depreciation                       (1,060,783)         (1,009,387)
     In service - Net                 1,649,385           1,650,054
  Construction work in progress          77,224              59,717
  Held for future use                     1,742               1,738

     Electric plant - Net             1,728,351           1,711,509

INVESTMENTS AND OTHER PROPERTY          140,267             129,437

CURRENT ASSETS:
  Cash and cash equivalents              17,207              22,867
  Receivables:
     Customer                           102,901              81,245
     Allowance for uncollectible         (1,397)             (1,397)
     accounts
     Natural gas                         36,124              21,426
     Notes                                4,747               4,643
     Employee notes                       4,412               4,510
     Other                                6,449               6,059
  Energy trading assets                  50,715                 -
  Accrued unbilled revenues              26,224              34,610
  Materials and supplies (at             32,127              30,157
  average cost)
  Fuel stock (at average cost)            8,281               7,096
  Prepayments                            14,414              16,042
  Regulatory assets associated
  with income
     Taxes                                2,965               2,965

     Total current assets               305,169             230,223

DEFERRED DEBITS:
  American Falls and Milner water        31,585              31,830
  rights
  Company-owned life insurance           43,368              35,149
  Regulatory assets associated
  with income
     Taxes                              202,153             201,465
  Regulatory assets - other              54,190              62,013
  Other                                  50,520              49,994

     Total deferred debits              381,816             380,451

     TOTAL                           $2,555,603        $  2,451,620

The accompanying notes are an integral part of these statements.

















                          IDACORP, Inc.
                   Consolidated Balance Sheets

                 Capitalization and Liabilities

                                     September        December
                                        30,             31,
                                        1999            1998
                                         (Thousands of Dollars)
CAPITALIZATION:
  Common stock equity:
     Common stock without par value
     (shares
       Authorized 120,000,000;
       shares
       Outstanding 37,612,351)       $ 451,112        $ 451,564
     Retained earnings                 298,973          278,607
     Accumulated other                    (686)             226
     comprehensive income
       Total common stock equity       749,399          730,397

  Preferred stock of Idaho Power       105,856          105,968
  Company

  Long-term debt                       741,849          815,937

     Total capitalization            1,597,104        1,652,302

CURRENT LIABILITIES:
  Long-term debt due within one         88,026            6,029
  year
  Notes payable                         11,630           38,524
  Accounts payable                      97,818           73,499
  Accounts payable - natural gas        48,530           28,476
  Energy trading liabilities            54,569                -
  Taxes accrued                         31,075           24,785
  Interest accrued                      15,853           18,365
  Deferred income taxes                  2,965            2,965
  Other                                 13,259           12,275

     Total current liabilities         363,725          204,918

DEFERRED CREDITS:
  Regulatory liabilities
  associated with
     deferred investment tax            67,961           69,396
     credits
  Deferred income taxes                422,356          422,196
  Regulatory liabilities
  associated with
     income taxes                       28,075           28,075
  Regulatory liabilities - other         3,996            4,161
  Other                                 72,386           70,572

     Total deferred credits            594,774          594,400

COMMITMENTS AND CONTINGENT
LIABILITIES

     TOTAL                          $2,555,603      $ 2,451,620

The accompanying notes are an integral part of these statements.













                          IDACORP, Inc.
            Consolidated Statements of Capitalization

                                     September       December
                                        30,             31,
                                       1999     %      1998     %
                                        (Thousands of Dollars)
COMMON STOCK EQUITY:
  Common stock                       $451,112         $ 451,564
  Retained earnings                   298,973           278,607
  Accumulated other comprehensive        (686)              226
  income
     Total common stock equity        749,399    47     730,397    44

PREFERRED STOCK OF IDAHO POWER
COMPANY:
  4% preferred stock                   15,856            15,968
  7.68% Series, serial preferred       15,000            15,000
  stock
  7.07% Series, serial preferred       25,000            25,000
  stock
  Auction rate preferred stock         50,000            50,000
     Total preferred stock            105,856     7     105,968     7

LONG-TERM DEBT OF IDAHO POWER
COMPANY:
  First mortgage bonds:
     8.65% Series due 2000             80,000            80,000
     6.93% Series due 2001             30,000            30,000
     6.85% Series due 2002             27,000            27,000
     6.40% Series due 2003             80,000            80,000
     8   % Series due 2004             50,000            50,000
     5.83% Series due 2005             60,000            60,000
     Maturing 2021 through 2031
     with rates
       ranging from 7.5% to 9.52%     230,000           230,000
       Total first mortgage bonds     557,000           557,000
          Amount due within one       (80,000)              -
          year
            Net first mortgage        477,000           557,000
            bonds

  Pollution control revenue bonds:
     7 1/4% Series due 2008             4,360             4,360
     8.30% Series 1984 due 2014        49,800            49,800
     6.05% Series 1996A due 2026       68,100            68,100
     Variable Rate Series 1996B due    24,200            24,200
     2026
     Variable Rate Series 1996C due    24,000            24,000
     2026
       Total pollution control        170,460           170,460
       revenue bonds

  REA notes                             1,433             1,489
     Amount due within one year           (75)              (74)
       Net REA notes                    1,358             1,415

  American Falls bond guarantee        19,885            20,130
  Milner Dam note guarantee            11,700            11,700
  Debt related to investments in
  affordable
     housing with rates ranging
     from 6.03%
     to 8.59% due 1999 to 2009         70,411            62,103
     Amount due within one year        (7,951)           (5,955)
       Net affordable housing debt     62,460            56,148

  Unamortized premium/discount -       (1,466)           (1,539)
  Net
     Net Idaho Power Company debt     741,397           815,314

OTHER SUBSIDIARY DEBT                     452               623

  Total long-term debt                741,849    46      815,937    49

TOTAL CAPITALIZATION               $1,597,104   100  $ 1,652,302   100


The accompanying notes are an integral part of these statements.


                          IDACORP, Inc.
              Consolidated Statements of Cash Flows

                                     Nine Months Ended September
                                                 30,
                                        1999            1998
                                         (Thousands of Dollars)
OPERATING ACTIVITIES:
  Net income                         $  72,761        $   70,708
  Adjustments to reconcile net
  income to net
     cash provided by operating
     activities:
     Depreciation and amortization      68,913            62,895
     Deferred taxes and investment
     tax
       Credits                          (1,963)             (656)
     Accrued PCA costs                     243            12,743
     Change in:
       Accounts receivable and         (35,122)          (56,060)
       prepayments
       Accrued unbilled revenue          8,386             6,847
       Materials and supplies and
       fuel
          Stock                         (3,155)             284
       Accounts payable                 44,373            45,741
       Taxes accrued                     6,290             3,187
       Other current assets and          2,326            (5,327)
       liabilities
     Other - net                         5,701            (9,751)

     Net cash provided by operating
       Activities                      168,753           130,611

INVESTING ACTIVITIES:
  Additions to utility plant           (73,113)          (60,136)
  Investments in affordable            (17,556)          (19,139)
  housing projects
  Investments in company-owned          (6,462)               -
  life insurance
  Other - net                           (5,510)           (7,486)

     Net cash used in investing       (102,641)          (86,761)
     activities

FINANCING ACTIVITIES:
  Proceeds from issuance of:
     Long-term debt related to
     affordable
       housing projects                 14,582            15,088
     First mortgage bonds                    -            60,000
  Retirement of subsidiary long-        (6,446)           (3,316)
  term debt
  Retirement of first mortgage               -           (30,000)
  bonds
  Dividends on common stock            (52,395)          (52,399)
  Decrease in short-term               (26,894)          (35,077)
  borrowings
  Other - net                             (619)             (135)

     Net cash used in financing        (71,772)          (45,839)
     activities

Net decrease in cash and cash           (5,660)           (1,989)
equivalents

Cash and cash equivalents beginning     22,867             6,905
of period

Cash and cash equivalents at end of  $  17,207        $    4,916
period

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW
  INFORMATION:
  Cash paid during the period for:
     Income taxes                    $  34,017        $   44,773
     Interest (net of amount         $  46,836        $   40,712
     capitalized)

The accompanying notes are an integral part of these statements.






                          IDACORP, Inc.
         Consolidated Statements of Comprehensive Income


                                        Three Months Ended
                                           September 30,
                                       1999            1998
                                      (Thousands of Dollars)

NET INCOME                           $  22,019        $ 22,305

OTHER COMPREHENSIVE INCOME:
  Unrealized gains (losses) on
  securities
     (net of tax of ($688))               (912)              -
TOTAL COMPREHENSIVE INCOME           $  21,107        $ 22,305











                                         Nine Months Ended
                                           September 30,
                                       1999            1998
                                      (Thousands of Dollars)

NET INCOME                           $  72,761        $  70,708

OTHER COMPREHENSIVE INCOME:
  Unrealized gains (losses) on
  securities
     (net of tax of ($688) and            (912)           1,915
     $1,229)
  Minimum pension liability
  adjustment
     (net of tax of $1,159)                  -           (1,805)

TOTAL COMPREHENSIVE INCOME           $  71,849        $  70,818

The accompanying notes are an integral part of these statements.























                          IDACORP, Inc.
           Notes to Consolidated Financial Statements

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business
IDACORP, Inc. (IDACORP or the Company), is a holding company whose principal operating subsidiary is Idaho Power Company
(IPC). On October 1, 1998 IPC's outstanding common stock was converted on a share-for-share basis into common stock of IDACORP. However, IPC's preferred stock and debt securities outstanding were unaffected and remain with IPC.

IPC, a public utility, represents over 90% of the consolidated total assets of the Company and is its principal operating subsidiary. IPC is regulated by the FERC and the state regulatory commission of Idaho, Oregon, Nevada and Wyoming and is engaged in the generation, transmission, distribution, sale and purchase of electric energy.

Financial Statements
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly its consolidated financial position as of September 30, 1999, and its consolidated results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters that would be included in full year financial statements and therefore they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Accounting for Contracts Involved in Energy Trading and Risk
Management Activities
The Company adopted Emerging Issues Task Force 98-10 "Accounting for Contracts Involved in Energy Trading Activities," (EITF 98-
10) effective January 1, 1999. The consensus establishes standards for designating between energy contracts and energy trading contracts and accounting for each. Energy trading contracts are reported at fair value as of the balance sheet date with the resulting gains and losses reported in the income statement. The resulting impact of adoption on net income was immaterial. Related to the adoption of EITF 98-10, the Company has begun reporting electricity trading activity net (netting revenues and expenses) in "Other Income-Energy trading activities-net" on the Consolidated Statements of Income. Prior periods have been reclassified to conform with the current period's presentation with no impact to net income.

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

Reclassifications
Certain items previously reported for periods prior to September
30, 1999 have been reclassified to conform with the current period's presentation. Net income was not affected by these reclassifications.

2.  INCOME TAXES

The Company's effective tax rate for the first nine months increased from 32.9 percent in 1998 to 34.2 percent in 1999. Reconciliations between the statutory income tax rate and the effective rates for the nine-month periods ended September 30, 1999 and 1998 are as follows:

                                        1999             1998
                                    Amount   Rate    Amount    Rate
Computed income taxes based on
statutory
  federal income tax rate           $ 38,696   35.0% $ 36,903     35.0 %
Changes in taxes resulting from:
  Current state income taxes           5,964    5.4    5,106      4.8
  Net depreciation                     3,952    3.6    4,005      3.8
  Investment tax credits restored     (2,221)  (2.0)  (2,197)    (2.1)
  Removal costs                         (612)  (0.6)  (1,037)    (1.0)
  Repair allowance                    (2,066)  (1.9)  (2,346)    (2.2)
  Affordable housing credits          (6,958)  (6.3)  (5,160)    (4.9)
  Preferred dividends                  1,442    1.3    1,482      1.4
  Settlement of prior year tax
  returns                                 -      -    (1,500)    (1.4)
  Other                                (398)  (0.3)     (526)    (0.5)
     Total                         $ 37,799   34.2% $ 34,730     32.9 %



3.  PREFERRED STOCK OF IDAHO POWER COMPANY:

The number of shares of IPC preferred stock outstanding were as follows:

                                            September      December
                                               30,           31,
                                               1999          1998
Cumulative, $100 par value:
  4% preferred stock (authorized 215,000        158,562      159,680
  shares)
  Serial preferred stock, 7.68% Series
  (authorized
     150,000 shares)                            150,000      150,000

Serial preferred stock, cumulative, without
par
  value; total of 3,000,000 shares
  authorized:
  7.07% Series, $100 stated value,
  (authorized
     250,000 shares)                            250,000      250,000
  Auction rate preferred stock, $100,000
  stated
     value, (authorized 500 shares)                 500          500




4.  FINANCING:

The Company currently has a $300.0 million shelf registration statement that can be used for the issuance of unsecured debt securities and preferred or common stock. At September 30, 1999, none had been issued.

IPC currently has a $200.0 million shelf registration statement with a balance of $83.0 million remaining to be issued. This can be used for first mortgage bonds (including medium term notes) or preferred stock.

5.  COMMITMENTS AND CONTINGENT LIABILITIES:

Commitments under contracts and purchase orders relating to the Company's program for construction and operation of facilities amounted to approximately $5.7 million at September 30, 1999.
The commitments are generally revocable by the Company subject to reimbursement of manufacturers' expenditures incurred and/or other termination charges.

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

The May 16, 1999 rate adjustment reduced Idaho general business customer rates by 9.2 percent. The decrease was a result of projected above-average hydroelectric generating conditions and the true-up of the 1998-99 rate period. Overall, IPC's annual general business revenues are expected to decrease by $40.4 million during the 1999-2000 rate period.

For the 1999-2000 rate period, actual power supply costs have been greater than forecast, due to actual hydroelectric generating conditions being less favorable than forecast. To account for these higher-than-expected costs, IPC has recorded an increase in regulatory assets of $4.2 million as of September 30, 1999.

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

For the nine month period ending September 30, 1999, the Company has set aside $4.5 million for the benefit of its Idaho retail customers.

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

Per Order No. 27660 issued July 31, 1998, IPC funded the 1998 annual revenue requirements with 1997 revenue sharing amounts from July 1998 until May 16, 1999. A group of industrial customers has appealed the IPUC order to the Idaho Supreme Court. Oral argument before the Idaho Supreme Court has been set for December 8, 1999.

In December 1998, IPC filed with the IPUC a request to recover remaining deferred DSM expenditures of approximately $2.1 million. IPC requested that the amount be applied against 1998 earnings sharing amounts. On May 11, 1999 IPC received Order No. 28041 allowing recovery of $1.5 million of existing and future DSM expenditures as part of the authorized deductions from the 1998 revenue sharing funds of $6.4 million (as noted above).

In Oregon, the OPUC authorized a five-year amortization of the Oregon-allocated share of DSM expenditures incurred through 1997. The DSM charge replaces an expiring rate surcharge related to extraordinary power supply costs associated with past drought conditions. IPC anticipates that the charge will recover approximately $540,000 per year.

7.  NEW ACCOUNTING PRONOUNCEMENT:

In June 1998 the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative financial instruments and other similar instruments and for hedging activities. It was originally effective for fiscal years beginning after June 15, 1999. In June 1999 the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Standard No. 133", which defers the effective date of SFAS No. 133 one year. The Company is reviewing SFAS No. 133 to determine its effects on the Company's financial position and results of operations. The Company expects to adopt this standard by January 1, 2001.


8.  DERIVATIVE FINANCIAL INSTRUMENTS:

The notional amount of open commodity derivative positions as of September 30, 1999 was a net long electricity position of 427 MW and a net short natural gas position of 111 BCF.




The loss in fair value of commodity derivative positions
(including natural gas and electricity forwards, futures, options and swaps) included in income before income taxes for the nine months ended September 30, 1999 was $(3.9) million.




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

The Company also sells natural gas, renewable energy products and systems, and other miscellaneous services. Revenues from these operations are not significant.

The following table summarizes the segment information for IPC utility operations, with a reconciliation to total enterprise information:


                                  IPC                    Total
                                Utility      Other     Enterprise
                                     (Thousands of Dollars)
Three months ended September
30, 1999:
  Revenues                      $ 161,978   $       -   $ 161,978
  Net income                       16,836        5,183     22,019

Three months ended September
30, 1998:
  Revenues                      $ 230,200    $       -  $ 230,200
  Net income                       20,858        1,447     22,305





                                  IPC                    Total
                                Utility      Other     Enterprise
                                     (Thousands of Dollars)
Nine months ended September
30, 1999:
  Revenues                      $ 501,200    $       -  $ 501,200
  Net income                       62,933        9,828     72,761

Total assets at September 30,
1999                            2,333,301      222,302  2,555,603

Nine months ended September
30, 1998:
  Revenues                      $ 568,246    $       -  $ 568,246
  Net income                       67,513        3,195     70,708

Total assets at December 31,
1998                            2,310,322      141,298  2,451,620





INDEPENDENT ACCOUNTANTS' REPORT

IDACORP, Inc.
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet and statement of capitalization of IDACORP, Inc. and subsidiaries as of September 30, 1999, and the related consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 1999 and 1998 and the consolidated statements of cash flows for the nine month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

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



DELOITTE & TOUCHE LLP
Boise, Idaho
October 29, 1999






                       Idaho Power Company
                Consolidated Statements of Income

                                     Three Months Ended September
                                                  30,
                                       1999            1998
                                       (Thousands of Dollars)
REVENUES:
  General business                   $137,193         $ 149,411
  Off-system sales                     19,078            74,560
  Other revenues                        5,707             6,229
     Total revenues                   161,978           230,200

EXPENSES:
  Operations:
     Purchased power                   41,088            92,885
     Fuel expense                      23,523            25,054
     Power cost adjustment            (14,774)           (1,338)
     Other                             36,615            34,455
  Maintenance                          10,903            10,709
  Depreciation                         19,511            19,140
  Taxes other than income taxes         5,170             5,258
     Total expenses                   122,036           186,163

INCOME FROM OPERATIONS                 39,942            44,037

OTHER INCOME:
  Allowance for equity funds used
  during
     construction                         322                46
  Energy trading activities - Net       7,266             2,042
  Other - Net                           1,064             5,037
     Total other income                 8,652             7,125

INTEREST CHARGES:
  Interest on long-term debt           13,041            13,106
  Other interest                        2,010             2,223
  Allowance for borrowed funds
  used during
     construction                        (247)             (274)
     Total interest expense and        14,804            15,055
     other

INCOME BEFORE INCOME TAXES             33,790            36,107

INCOME TAXES                           10,419            12,392

NET INCOME                             23,371            23,715

  Dividends on preferred stock          1,401             1,410

EARNINGS ON COMMON STOCK             $ 21,970         $  22,305

The accompanying notes are an integral part of these statements.








                       Idaho Power Company
                Consolidated Statements of Income

                                      Nine Months Ended September
                                                  30,
                                       1999            1998
                                       (Thousands of Dollars)
REVENUES:
  General business                   $396,415         $ 382,631
  Off-system sales                     86,109           162,204
  Other revenues                       18,676            23,411
     Total revenues                   501,200           568,246

EXPENSES:
  Operations:
     Purchased power                   81,503           145,862
     Fuel expense                      64,398            60,077
     Power cost adjustment                424            12,951
     Other                            110,579           106,008
  Maintenance                          30,285            31,262
  Depreciation                         58,087            57,080
  Taxes other than income taxes        16,429            16,103
     Total expenses                   361,705           429,343

INCOME FROM OPERATIONS                139,495           138,903

OTHER INCOME:
  Allowance for equity funds used
  during
     construction                         710                71
  Energy trading activities - Net      15,852             4,911
  Other - Net                           3,802            10,643
     Total other income                20,364            15,625

INTEREST CHARGES:
  Interest on long-term debt           40,120            39,204
  Other interest                        5,913             6,368
  Allowance for borrowed funds
  used during
     construction                        (605)             (714)
     Total interest charges            45,428            44,858

INCOME BEFORE INCOME TAXES            114,431           109,670

INCOME TAXES                           37,480            34,730

NET INCOME                             76,951            74,940

  Dividends on preferred stock          4,121             4,232

EARNINGS ON COMMON STOCK             $ 72,830         $  70,708

The accompanying notes are an integral part of these statements.







                       Idaho Power Company
                   Consolidated Balance Sheets

                             Assets

                                     September        December
                                        30,             31,
                                        1999            1998
                                         (Thousands of Dollars)
ELECTRIC PLANT:
  In service (at original cost)     $2,710,168        $ 2,659,441
  Accumulated provision for
  depreciation                      (1,060,783)        (1,009,387)
     In service - Net                1,649,385          1,650,054
  Construction work in progress         75,011             58,904
  Held for future use                    1,742              1,738

     Electric plant - Net            1,726,138          1,710,696

INVESTMENTS AND OTHER PROPERTY         113,923            105,600

CURRENT ASSETS:
  Cash and cash equivalents              9,400             20,029
  Receivables:
     Customer                          101,586             81,227
     Allowance for uncollectible        (1,397)            (1,397)
     accounts
     Natural gas                             -             21,426
     Notes                                 355                467
     Employee notes                      4,412              4,510
     Other (including $3,164 from
     related
       Parties at 12/31/98)              7,188              8,502
  Energy trading assets                 35,625                 -
  Accrued unbilled revenues             26,224             34,610
  Materials and supplies (at            31,716             30,143
  average cost)
  Fuel stock (at average cost)           8,281              7,096
  Prepayments                           14,393             16,011
  Regulatory assets associated
  with income
     taxes                               2,965              2,965

     Total current assets              240,748            225,589

DEFERRED DEBITS:
  American Falls and Milner water       31,585             31,830
  rights
  Company-owned life insurance          43,368             35,149
  Regulatory assets associated
  with income
     taxes                             202,153            201,465
  Regulatory assets - other             54,190             62,013
  Other                                 49,903             49,448

     Total deferred debits             381,199            379,905

     TOTAL                           $2,462,008       $ 2,421,790

The accompanying notes are an integral part of these statements.






                       Idaho Power Company
                   Consolidated Balance Sheets

                 Capitalization and Liabilities

                                     September        December
                                        30,             31,
                                        1999            1998
                                         (Thousands of Dollars)
CAPITALIZATION:
  Common stock equity:
     Common stock, $2.50 par value
       (50,000,000 shares
       authorized;
       37,612,351 shares             $  94,031        $  94,031
       outstanding)
     Premium on capital stock          362,189          362,156
     Capital stock expense              (3,820)          (3,823)
     Retained earnings                 272,524          252,137
     Accumulated other                    (686)             226
     comprehensive income

       Total common stock equity       724,238          704,727

  Preferred stock                      105,856          105,968

  Long-term debt                       741,849          815,937

     Total capitalization            1,571,943        1,626,632

CURRENT LIABILITIES:
  Long-term debt due within one         88,026            6,029
  year
  Notes payable                         10,165           38,508
  Accounts payable (including $88
  from
     related parties at 9/30/99)        98,010           72,660
  Accounts payable - natural gas             -           28,476
  Energy trading liabilities            40,408               -
  Taxes accrued                         31,606           25,164
  Interest accrued                      15,842           18,364
  Deferred income taxes                  2,965            2,965
  Other                                 12,575           12,117

     Total current liabilities         299,597          204,283

DEFERRED CREDITS:
  Regulatory liabilities
  associated with
     deferred investment tax            67,961           69,396
     credits
  Deferred income taxes                420,586          420,268
  Regulatory liabilities
  associated with
     income taxes                       28,075           28,075
  Regulatory liabilities - other         3,996            4,161
  Other                                 69,850           68,975

     Total deferred credits            590,468          590,875

COMMITMENTS AND CONTINGENT
LIABILITIES

     TOTAL                          $2,462,008      $ 2,421,790

The accompanying notes are an integral part of these statements.






                       Idaho Power Company
            Consolidated Statements of Capitalization

                                     September       December
                                        30,             31,
                                       1999     %      1998     %
                                        (Thousands of Dollars)
COMMON STOCK EQUITY:
  Common stock                       $ 94,031         $  94,031
  Premium on capital stock            362,189           362,156
  Capital stock expense                (3,820)           (3,823)
  Retained earnings                   272,524           252,137
  Accumulated other comprehensive        (686)              226
  income
     Total common stock equity        724,238    46     704,727     43

PREFERRED STOCK:
  4% preferred stock                   15,856            15,968
  7.68% Series, serial preferred       15,000            15,000
  stock
  7.07% Series, serial preferred       25,000            25,000
  stock
  Auction rate preferred stock         50,000            50,000
     Total preferred stock            105,856     7     105,968      7

LONG-TERM DEBT:
  First mortgage bonds:
     8.65% Series due 2000             80,000            80,000
     6.93% Series due 2001             30,000            30,000
     6.85% Series due 2002             27,000            27,000
     6.40% Series due 2003             80,000            80,000
     8   % Series due 2004             50,000            50,000
     5.83% Series due 2005             60,000            60,000
     Maturing 2021 through 2031
     with rates
       ranging from 7.5% to 9.52%     230,000           230,000
       Total first mortgage bonds     557,000           557,000
          Amount due within one       (80,000)              -
          year
            Net first mortgage        477,000           557,000
            bonds

  Pollution control revenue bonds:
     7 1/4% Series due 2008             4,360             4,360
     8.30% Series 1984 due 2014        49,800            49,800
     6.05% Series 1996A due 2026       68,100            68,100
     Variable Rate Series 1996B due    24,200            24,200
     2026
     Variable Rate Series 1996C due    24,000            24,000
     2026
       Total pollution control        170,460           170,460
       revenue bonds

  REA notes                             1,433             1,489
     Amount due within one year           (75)              (74)
       Net REA notes                    1,358             1,415

  American Falls bond guarantee        19,885            20,130
  Milner Dam note guarantee            11,700            11,700
  Debt related to investments in
  affordable
     housing with rates ranging
     from 6.03%
     to 8.59% due 1999 to 2009         70,411            62,103
     Amount due within one year        (7,951)           (5,955)
       Net affordable housing debt     62,460             56,148
  Other subsidiary debt                   452                623
  Unamortized premium/discount -       (1,466)           (1,539)
  Net
     Total long-term debt             741,849    47     815,937     50

TOTAL CAPITALIZATION               $1,571,943   100 $ 1,626,632    100

The accompanying notes are an integral part of these statements.





                       Idaho Power Company
              Consolidated Statements of Cash Flows

                                     Nine Months Ended September
                                                 30,
                                        1999            1998
                                         (Thousands of Dollars)
OPERATING ACTIVITIES:
  Net income                         $  76,951        $   74,940
  Adjustments to reconcile net
  income to net
     cash provided by operating
     activities:
     Depreciation and amortization      68,711            62,895
     Deferred taxes and investment
     tax
       credits                          (1,805)             (656)
     Accrued PCA costs                     243            12,743
     Change in:
       Accounts receivable and           4,209           (56,060)
       prepayments
       Accrued unbilled revenue          8,386             6,847
       Materials and supplies and
       fuel
          stock                         (2,758)              284
       Accounts payable                 (3,126)           45,741
       Taxes accrued                     6,442             3,187
       Other current assets and          2,719            (5,327)
       liabilities
     Other - net                         5,874            (9,751)
     Net cash provided by operating
       activities                      165,846           134,843

INVESTING ACTIVITIES:
  Additions to utility plant           (71,713)          (60,136)
  Investments in affordable            (17,556)          (19,139)
  housing projects
  Investments in company-owned          (6,462)               -
  life insurance
  Other - net                           (3,842)           (7,486)

     Net cash used in investing        (99,573)          (86,761)
     activities

FINANCING ACTIVITIES:
  Proceeds from issuance of:
     Long-term debt related to
     affordable
       housing projects                 14,582            15,088
     First mortgage bonds                    -            60,000
  Retirement of subsidiary long-        (6,446)           (3,316)
  term debt
  Retirement of first mortgage               -           (30,000)
  bonds
  Dividends on common stock            (52,443)          (52,399)
  Dividends on preferred stock          (4,121)           (4,232)
  Decrease in short-term               (28,343)          (35,077)
  borrowings
  Other - net                             (131)             (135)
     Net cash used in financing        (76,902)          (50,071)
     activities

  Net decrease in cash and cash        (10,629)           (1,989)
  equivalents

  Cash and cash equivalents
  beginning of
     period                             20,029             6,905

  Cash and cash equivalents at end
  of
     period                          $   9,400        $    4,916

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW
  INFORMATION:
  Cash paid during the period for:
     Income taxes (including
     amounts paid
       to parent)                    $  34,243        $   44,773
     Interest (net of amount         $  45,837        $   40,712
     capitalized)

The accompanying notes are an integral part of these statements.




                       Idaho Power Company
         Consolidated Statements of Comprehensive Income



                                         Three Months Ended
                                            September 30,
                                       1999             1998
                                       (Thousands of Dollars)

NET INCOME                           $  23,371       $    23,715

OTHER COMPREHENSIVE INCOME:
  Unrealized gains (losses) on
  securities
     (net of tax of ($688))               (912)                -
TOTAL COMPREHENSIVE INCOME           $  22,459       $    23,715











                                         Nine Months Ended
                                           September 30,
                                       1999             1998
                                       (Thousands of Dollars)

NET INCOME                           $  76,951       $    74,940

OTHER COMPREHENSIVE INCOME:
  Unrealized gains (losses) on
  securities
     (net of tax of ($688) and           (912)             1,915
     $2,185)
  Minimum pension liability
  adjustment
     (net of tax of $1,159)                  -            (1,805)

TOTAL COMPREHENSIVE INCOME           $  76,039       $    75,050


The accompanying notes are an integral part of these statements.





                       Idaho Power Company
         Notes to the Consolidated Financial Statements

On October 1, 1998, IDACORP, Inc. (IDACORP) became the parent of Idaho Power Company and its subsidiaries (IPC). At that time IPC's ownership interests in two subsidiaries were transferred to IDACORP at book value. IPC's Consolidated Statement of Income for the nine months ending September 30, 1998 includes $2.7 million of net income attributable to the transferred subsidiaries.

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




2.   INCOME TAXES:

IPC's effective tax rate for the first nine months increased from
31.7 percent in 1998 to 32.8 percent in 1999. Reconciliations between the statutory income tax rate and the effective rates for the nine-month periods ended September 30, 1999 and 1998 are as follows:


                                        1999            1998
                                    Amount   Rate    Amount    Rate
Computed income taxes based on
statutory
  federal income tax rate          $ 40,051   35.0% $ 38,385    35.0 %
Changes in taxes resulting from:
  Current state income taxes          5,964    5.2     5,106      4.7
  Net depreciation                    3,952    3.5     4,005      3.6
  Investment tax credits restored    (2,221)  (1.9)   (2,197)    (2.0)
  Removal costs                        (612)  (0.5)   (1,037)    (0.9)
  Repair allowance                   (2,066)  (1.8)   (2,346)    (2.1)
  Affordable housing credits         (6,958)  (6.1)   (5,160)    (4.7)
  Settlement of prior year tax
  returns                                 -      -    (1,500)    (1.4)
  Other                                (630)  (0.6)     (526)    (0.5)
     Total                         $ 37,480   32.8% $ 34,730     31.7 %


8.    DERIVATIVE FINANCIAL INSTRUMENTS:

The notional amount of open commodity derivative positions as of September 30, 1999 was a net long electricity position of 427 MW. The loss in fair value of commodity derivative positions (including electricity forwards, futures, options and swaps) included in income before income taxes for the nine months ended September 30, 1999 was $5.0 million.

9.    INDUSTRY SEGMENT INFORMATION:

IPC's dominant operating segment is its regulated utility operations. IPC's non-utility operating segments do not individually constitute more than 10% of enterprise revenues, income or assets, nor in aggregate do they comprise more than 25% of enterprise revenues, income or assets.

IPC's primary business is the generation, transmission, distribution, purchase and sale of electricity. Substantially all of IPC's revenue comes from the sale of electricity and related services, predominately in the United States. IPC subsidiaries also sell renewable energy products and systems, and miscellaneous other services. These revenues, however, are not significant.

The following table summarizes the segment information for the regulated electric operations, with a reconciliation to total enterprise information:


                                Regulated
                                Electric                  Total
                               Operations     Other     Enterprise
                                    (Thousands of Dollars)
Three months ended September
30, 1999:
  Revenues                      $ 161,978    $      -  $ 161,978
  Net income                       16,836        6,535    23,371

Three months ended September
30, 1998:
  Revenues                      $ 230,200    $      -  $ 230,200
  Net income                       20,858        2,857    23,715



                                Regulated
                                Electric                 Total
                              Operations     Other     Enterprise
                                        (Thousands of Dollars)
Nine months ended September
30, 1999:
  Revenues                      $ 501,200    $       -  $  501,200
  Net income                       62,933       14,018      76,951

Total assets at September 30,
1999                            2,333,301      128,707   2,462,008

Nine months ended September
30, 1998:
  Revenues                      $ 568,246    $       -  $  568,246
  Net income                       67,513        7,427      74,940

Total assets at December 31,
1998                            2,312,919      108,871   2,421,790





INDEPENDENT ACCOUNTANTS' REPORT

Idaho Power Company
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiaries as of September 30, 1999, and the related consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 1999 and 1998 and the consolidated statements of cash flows for the nine month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

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



DELOITTE & TOUCHE LLP
Boise, Idaho
October 29, 1999





Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERTIONS


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

FORWARD-LOOKING INFORMATION:

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), we are hereby filing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company and IPC in this quarterly report on Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "anticipates", "believes", "estimates", "expects", "intends", "plans", "predicts", projects", "will likely result", "will continue", or similar expressions) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond our control and may cause actual results to differ materially from those contained in forward-looking statements:

    prevailing governmental policies and regulatory actions, including those of the FERC, the IPUC, the OPUC, and the PUCN, with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operations and construction of plant facilities, recovery of purchased power and other capital investments, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs);
    economic and geographic factors including political and economic risks;
    changes in and compliance with environmental and safety laws and policies;
    weather conditions;
    population growth rates and demographic patterns; competition for retail and wholesale customers;
    Year 2000 issues;
    pricing and transportation of commodities;
    market demand, including structural market changes;
    changes in tax rates or policies or in rates of inflation; changes in project costs;
    unanticipated changes in operating expenses and capital
        expenditures;
    capital market conditions;
    competition for new energy development opportunities; and legal and administrative proceedings (whether civil or criminal) and settlements that influence the business and profitability of the Company.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business, or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

RESULTS OF OPERATIONS:

Earnings per Share and Book Value
Earnings per share of common stock (basic and diluted) was $0.59 for the quarter ended September 30, 1999, the same as the amount reported for the same quarter of 1998. Year-to-date, earnings were $1.93 per share, $0.05 (2.7 percent) above last year. At September 30, 1999, the book value per share of IDACORP common stock was $19.92, compared to $19.41 at the same date in 1998.

General Business Revenue
Our general business revenue is dependent on many factors, including the number of customers we serve, the rates we charge, and weather conditions (temperature and precipitation) in our service territory.

Compared to the same periods in 1998, the number of general business customers we served increased 2.9 percent for the second quarter and 3.0 percent year-to-date. This increase was due primarily to economic growth in our service territory.

Our revenue per MWh decreased 10.7 percent for the quarter and
0.5 percent year-to-date, compared to 1998. Changes in revenue per MWh result primarily from the annual rate adjustments authorized by regulatory authorities. These adjustments are discussed below in "PCA" and "Regulatory Settlement."

Dry weather conditions during the growing season contributed to increased sales of energy. MWh sales to irrigation customers increased 13.2 percent for the quarter and year-to date over 1998 amounts.

Temperatures also affected sales during the quarter. Combined, heating degree-days and cooling degree-days, common measures used in the utility industry to analyze demand, were below 1998 levels by 23.7 percent for the quarter. Compared to 1998, the average kWh's sold per general business customer (excluding irrigation) decreased 3.1 percent for the quarter.

The combination of these factors resulted in general business revenue decreases of $12.2 million (8.2 percent) for the quarter and increases of $13.8 million (3.6 percent) year-to-date compared to 1998.

Off-System Sales
Off-system sales, which consist primarily of long-term sales contracts and opportunity sales of surplus system energy, decreased by $55.5 million (74.4 percent) for the quarter and $76.1 million (46.9 percent) year-to-date. The decreased sales are primarily a result of lower market prices and less surplus system energy available for sale in 1999.

Expenses
Purchased power expenses decreased $51.8 million (55.8 percent) for the quarter and $64.4 million (44.1 pecent) year-to-date, due primarily to decreases in MWhs purchased of 49.3 percent for the quarter and 39.6 percent year-to-date, and to favorable market prices. The decreased quantities are due primarily to reductions in system requirements in 1999.

Fuel expenses decreased $1.5 million (6.1 percent) for the quarter and increased $4.3 million (7.2 percent) year-to-date. The decrease for the quarter is due primarily to lower coal prices, offset by a 2.2 percent increase in MWhs generated at our coal fired plants. The year-to-date increase is due primarily to a 10.1 percent increase in MWhs generated, offset by lower coal prices.

The PCA component of expenses decreased $13.4 million for the quarter and $12.5 million year-to-date. The PCA increases expense when actual power supply costs are below the costs forecasted in the annual PCA filing, and decreases expense when actual power supply costs are above the forecast. In the third quarter of 1999, actual power supply costs were above what had been forecast, resulting in a large PCA credit. The 1999 forecast used to set the 1999-2000 PCA rate adjustment anticipated better than normal streamflow conditions. Actual conditions have not been as favorable as forecasted and are discussed below in "Streamflow Conditions." We discuss the PCA in more detail below in "PCA."

Other operating expenses increased $2.2 million (6.3 percent) for the quarter and $4.6 million (4.3 percent) year-to-date. The increase for the quarter is due primarily to increases in administration expenses and costs of generation at our coal-fired generating facilities, offset by a decrease in costs for electricity transmitted by others. The year-to-date increase is due primarily to increases in costs of generation at our coal-fired generating facilities.


Other
Other income increased for the quarter and year-to-date, due primarily to improved results from energy marketing activities. The increase for 1999 over 1998 was reduced due to a one-time demand side management accounting adjustment, made in the third quarter 1998, for carrying charges for the 1994-97 period. Other income for IDACORP was also decreased by costs incurred by new subsidiaries and other diversified business operations.

Income taxes decreased for the quarter and increased year-to-date. These changes were due primarily to changes in net income before taxes, the impact of a tax settlement that reduced expenses in 1998, and changes in affordable housing tax credits.




LIQUIDITY AND CAPITAL RESOURCES:

Cash Flow
For the nine months ended September 30, 1999, IDACORP generated $168.8 million in net cash from operations. After deducting for common stock dividends, net cash generation from operations provided approximately $116.4 million for our construction program and other capital requirements.

Cash Expenditures
We estimate that our total cash construction expenditures for 1999 will be approximately $105 million. This estimate is subject to revision in light of changing economic, regulatory, and environmental factors. During the first nine months of 1999, we spent approximately $73.1 million for construction. Our primary financial commitments and obligations are related to contracts and purchase orders associated with ongoing construction programs. To the extent required, we expect to finance these commitments and obligations by using both internally generated funds and externally financed capital. At September 30, 1999, our short-term borrowings totaled $11.6 million.

Financing Program
IDACORP has a $300.0 million shelf registration statement that can be used for the issuance of unsecured debt securities and preferred or common stock. At September 30, 1999, none had been issued.

IPC has a $200.0 million shelf registration statement that can be used for both First Mortgage bonds (including Medium Term Notes) and Preferred Stock of which $83.0 million remains available at September 30, 1999.


REGULATORY ISSUES:

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

Our May 16, 1999 rate adjustment reduced Idaho general business customer rates by 9.2 percent. The decrease was the result of projected above-average hydroelectric generating conditions and the true-up of the 1998-99 rate period. Overall, IPC's annual general business revenues are expected to decrease by $40.4 million during the 1999-2000 rate period.

For the 1999 - 2000 rate year, actual power supply costs have been greater than forecast, due to actual hydroelectric generating conditions being less favorable than forecast. To account for these higher-than-expected costs, we have recorded a regulatory asset of $4.2 million as of September 30, 1999.


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

For the nine month period ending September 30, 1999, we have set aside $4.5 million for the benefit of our Idaho retail customers.

OTHER MATTERS:

Energy Trading
Energy trading activity is reported on a fair value basis with gains and losses recorded in other income.

Inherent in the energy trading business are risks related to market movements and the creditworthiness of counterparties.
When buying and selling energy, the high volatility of prices can have a significant impact on profitability if not managed. Also, counterparty creditworthiness is key to ensuring that transactions entered into withstand dramatic market fluctuations.

To mitigate these risks while implementing our business strategy, the Board of Directors gave approval for executive management to form a Risk Management Committee, composed of officers of IDACORP and subsidiaries, to oversee a risk management program. The program is intended to minimize fluctuations in earnings while managing the volatility in energy prices. Embedded within the Risk Management policy and procedures is a credit policy requiring a credit evaluation of all counterparties. The objective of our risk management program is to mitigate commodity price risk, credit risk, and other risks related to the energy trading business.

Streamflow Conditions
We monitor the effect of streamflow conditions on Brownlee
Reservoir, the water source for our three Hells Canyon hydroelectric projects. In a typical year, these three projects combine to produce about half of our generated electricity.

Inflows into Brownlee result from a combination of precipitation, storage, and ground water conditions. Inflows into Brownlee were
7.9 MAF for the 1998-9 water year, compared to the 70-year median of 4.9 MAF and 1998's 8.8 MAF.

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

We recognize the Year 2000 problem as a serious threat to the Company and our customers. Our Year 2000 effort has been underway for over two years and is being addressed at the highest levels within the Company. IPC's Vice President of Corporate Services is responsible for coordinating the corporate effort. IPC vice presidents and other IDACORP subsidiary presidents are responsible for addressing the problem within their respective business units and each has assigned a Year 2000 Project Leader to execute the project plan. Each subsidiary president is responsible for addressing the problem within their subsidiary in coordination with the corporate effort. In addition, we have a full-time Year 2000 Project Manger to direct the project. Additional staff has been committed to complete the conversion and implementation needed to bring non-compliant items into compliance. At its peak, there were over 20 full-time employees devoted to the project with dozens of others involved to varying degrees. Third parties have completed technical and legal audits of our plan. With respect to these audits, we have implemented their recommendations as recommended by the Y2K Steering Committee. The legal audit recommendations are also being implemented.

As of September 1999 we consider ourselves ready for the Year 2000. This means that all critical systems are believed to be capable of handling the century rollover and that we will be able to continue servicing our customers as usual. Also, we have identified all of the less critical systems and contingency and/or repair plans are in place for dealing with the change of century.

We are following a detailed project plan. The methodology is modeled after those used by some of the top companies in the world and has been adapted to meet our unique requirements. This process includes all the phases and steps commonly found in such plans, including the (i) identification and analysis of critical systems, key manufacturers, service providers, embedded systems and generation plants (parts of which are owned by IPC but are operated by other electric utilities), (ii) remediation and testing, (iii) education and awareness and (iv) contingency planning.

We have identified the critical systems that must be Year 2000 compliant in order to continue operations. Each of these is now
Year 2000 ready. The largest of these critical systems and their status regarding compliance are described below:

System         Description                       Status
Business       The business systems include the  PeopleSoft and
Systems        financial and administrative      Passport are
               functions common to most          both compliant
               companies.  Business systems      vendor
               include accounts payable,         packages.
               general ledger, accounts          Testing to
               receivable, labor entry,          verify
               inventory, purchasing, cash       compliance is
               management, budgeting, asset      complete.
               management, payroll, and
               financial reporting.
Customer       This system is used to bill       In-house
Information    customers, log calls from         system has
System         customers and create service or   been repaired.
               work requests and track them      Testing to
               through completion, among other   verify
               things.  At this time, the        compliance is
               Company uses an in-house          complete.
               developed, mainframe-based
               Customer Information System to
               accomplish these tasks.
Energy         The most critical function the    The packages
Management     Company offers is the delivery    comprising the
System         of electricity from the source    EMS are fully
               to the consumer.  This must be    compliant with
               done with minimal interruption    the latest
               in the midst of high demand,      releases.
               weather anomalies and equipment   Testing and
               failures.  To accomplish this,    rollout are
               the Company relies on a server-   now complete.
               based energy management system
               provided by Landis & Gyr.  This
               system monitors and directs the
               delivery of electricity
               throughout the Company's service
               area.
Metering       The Company relies on several     In-house code
Systems        processes for metering            has been
               electricity usage, including      repaired and
               some hand-held devices with       tested.
               embedded chips.  It is critical   Vendor
               for metering systems to operate   packages have
               without interruption so as not    been upgraded.
               to jeopardize the Company's       Testing of
               revenue stream.                   critical
                                                 components is
                                                 complete.
Embedded       There is a category of systems    Testing is
Systems        on which the Company is highly    complete.
               reliant called embedded systems.
               These are typically computer
               chips that provide for automated
               operations within some device
               other than a computer such as a
               relay or a security system.  The
               Company is highly reliant on
               these systems throughout its
               generation and delivery systems
               to monitor and allow manual or
               automatic adjustments to the
               desired devices.  Those devices
               with chips that were not Year
               2000 compliant, where the chip
               affected the application of the
               device, were replaced.
Other Systems  The Company also relies on a      In various
               number of other important         stages of
               systems to support engineering,   repair and
               human resources, safety and       testing.
               regulatory compliance, etc.

Regarding third parties, the plan methodology has required us to identify those third parties with which we have a material relationship. We have identified as material (1) our ownership interest in thermal generating facilities which are operated and maintained by third party electric utilities; (2) our fuel suppliers for those thermal generating facilities; and (3) our telecommunication providers. In addition, we have identified 93 key manufacturers that provide materials and supplies to us. With respect to the thermal plants, fuel suppliers and telecommunication providers, members of the Year 2000 team have met periodically with the third parties to assess their status and are satisfied with their efforts. Our survey of the 93 key manufacturers has shown them to be Year 2000-ready to our satisfaction.

Finally, we are connected to an electric grid that connects utilities throughout the western portion of North America. This interconnection is essential to the reliability and operational integrity of each connected utility. This also means that failure of one electric utility in the interconnected grid could cause the failure of others. In the context of the Year 2000 problem, this interconnectivity compounds the challenge faced by the electric utility industry. Our Company could do a very thorough and effective job of becoming Year 2000 compliant and yet encounter difficulties supplying services and energy because another utility in the interconnected grid failed to achieve Year 2000 compliance. In this regard, we are working closely with other electric industry organizations concerned with reliability issues and technical collaboration. As part of this collaboration we participated and successfully completed our roles in nationwide Y2K drills for electric utilities, held in April and September 1999.

Our estimate of the cost of the Year 2000 plan remains at approximately $5.3 million. This amount includes $3.6 million of costs already incurred and estimated costs through the year 2000. This level of expenditure is not expected to have any material effect on our operations or our financial position. Funds to cover Year 2000 costs in 1999 have been budgeted by business entity and within the Information Services Department with approximately ten percent of the Information Services budget used for remediation. No information services department projects have been deferred due to the Company's year 2000 efforts.

The Year 2000 issue poses risks to our internal operations due to the potential inability to carry on our business activities and from external sources due to the potential impact on the ability of our customers to continue their business activities. The major applications that pose the greatest risks internally are those systems, embedded or otherwise, which impact the generation, transmission and distribution of energy and the metering and billing systems. The potential risks related to these systems are electric service interruptions to customers and associated reduction in loads and revenue and interrupted data gathering and billing and the resultant delay in receipt of revenues. All of this would negatively impact our relationship with our customers, which might increase the likelihood of losing customers in a restructured industry. Externally, those customers that inadequately prepare for the Year 2000 issue may be unable to continue their business activities. This would affect us in a number of ways. Our loads and revenue would be reduced because of the lost load from discontinued business activities, and customers who lose jobs because of discontinued business activities may face difficulties in paying their power bills. The impact of this on us is dependent upon the number and size of those businesses that are forced to discontinue business activities because of the Year 2000 issue.

The final phase of our Year 2000 Methodology is contingency planning. The contingency planning focused on the identification of internal risks beginning with a listing of the Company's core business processes, prioritized in order of importance and the identification of key sub-processes under each process for which it was determined that a contingency plan might be necessary. This methodology was adapted, in part, from the Company's normal business practice where the Company maintains and periodically initiates various contingency plans to maintain and restore its energy services during emergency circumstances, some of which could arise from Year 2000 related problems. In addition, the Company is coordinating its Year 2000 readiness efforts, including contingency planning with various trade associations and industry groups. Contingency plans were developed for a number of critical infrastructure areas including, but not limited to communications, including voice, data and corporate; generation; distribution; transmission; substations; call center, metering and billing.

The Company believes that its contingency plans will adequately handle problem(s) which may develop in any of our critical infrastructure areas. The Company will continue to review its contingency plan to identify and further enhancements or updates related to Year 2000.


New Accounting Pronouncement
In June 1998 the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative financial instruments and other similar instruments and for hedging activities. In June 1999 the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Standard No. 133" which defers the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. We are reviewing SFAS No. 133 to determine its effects on our financial position and results of operations. We expect to adopt this statement by January 1, 2001.



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
                                     1991.
 3(c)                                By-laws of IPC amended on
                                     September 9, 1999, and
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
                                     Articles of Incorporation of
                                     IDACORP, Inc. as filed with
                                     the Secretary of State of
                                     Idaho on March 9, 1998.
*3(g)     333-00139      3(b)        Articles of Amendment to
                                     Articles of Incorporation of
                                     IDACORP, Inc. creating A
                                     Series Preferred Stock,
                                     Without Par Value, as filed
                                     with the Secretary of State
                                     of Idaho on September 17,
                                     1998
*3(h)     1-3198         3(h)        Amended By-laws of IDACORP,
          Form 10-Q                  Inc. as of July 8, 1999.
          for 6/30/99
*4(a)(i)  2-3413         B-2         Mortgage and Deed of Trust,
                                     dated as of October 1, 1937,
                                     between IPC and Bankers
                                     Trust Company and R. G.
                                     Page, as Trustees.


*4(a)(ii)                            IPC Supplemental Indentures
                                     to Mortgage and Deed of
                                     Trust:

          1-MD           B-2-a       First            July 1, 1939
          2-5395         7-a-3       Second           November 15, 1943
          2-7237         7-a-4       Third            February 1, 1947
          2-7502         7-a-5       Fourth           May 1, 1948
          2-8398         7-a-6       Fifth            November 1, 1949
          2-8973         7-a-7       Sixth            October 1, 1951
          2-12941        2-C-8       Seventh          January 1, 1957
          2-13688        4-J         Eighth           July 15, 1957
          2-13689        4-K         Ninth            November 15, 1957
          2-14245        4-L         Tenth            April 1, 1958
          2-14366        2-L         Eleventh         October 15, 1958
          2-14935        4-N         Twelfth          May 15, 1959
          2-18976        4-O         Thirteenth       November 15, 1960
          2-18977        4-Q         Fourteenth       November 1, 1961
          2-22988        4-B-16      Fifteenth        September 15, 1964
          2-24578        4-B-17      Sixteenth        April 1, 1966
          2-25479        4-B-18      Seventeenth      October 1, 1966
          2-45260        2(c)        Eighteenth       September 1, 1972
          2-49854        2(c)        Nineteenth       January 15, 1974
          2-51722        2(c)(i)     Twentieth        August 1, 1974
          2-51722        2(c)(ii)    Twenty-first     October 15, 1974
          2-57374        2(c)        Twenty-second    November 15, 1976
          2-62035        2(c)        Twenty-third     August 15, 1978
          33-34222       4(d)(iii)   Twenty-fourth    September 1, 1979
          33-34222       4(d)(iv)    Twenty-fifth     November 1, 1981
          33-34222       4(d)(v)     Twenty-sixth     May 1, 1982
          33-34222       4(d)(vi)    Twenty-seventh   May 1, 1986
          33-00440       4(c)(iv)    Twenty-eighth    June 30, 1989
          33-34222       4(d)(vii)   Twenty-ninth     January 1, 1990
          33-65720       4(d)(iii)   Thirtieth        January 1, 1991
          33-65720       4(d)(iv)    Thirty-first     August 15, 1991
          33-65720       4(d)(v)     Thirty-second    March 15, 1992
          33-65720       4(d)(vi)    Thirty-third     April 16, 1993
          1-3198         4           Thirty-fourth    December 1, 1993
          Form 8-K
          Dated
          12/17/93
*4(b)     1-3198         4(b)        Agreement of IPC to furnish
          Form 10-Q                  certain debt instruments.
          for 6/30/99
*4(c)     33-65720       4(e)        Rights Agreement dated
                                     January 11, 1990, between
                                     IPC and First Chicago Trust
                                     Company of New York, as
                                     Rights Agent (The Bank of
                                     New York, successor Rights
                                     Agent).
*4(c)(i)  1-3198         4(e)(i)     Amendment dated as of
          Form 10-K                  January 30, 1998, related to
          for 1997                   agreement filed as Exhibit
                                     4(c).
*4(d)     1-14465        4           Rights Agreement, dated as
          Form 8-K                   of September 10, 1998,
          dated                      between IDACORP, Inc. and
          September 15,              the Bank of New York as
          1998                       Rights Agent.
*10(a)1   1-3198         10(n)(i)    The Revised Security Plan
          Form 10-K                  for Senior Management
          for 1994                   Employees - a non-qualified,
                                     deferred compensation plan
                                     effective August 1, 1996.
1 Compensatory
plan



*10(b)1   1-3198         10(n)(ii)   The Executive Annual
          Form 10-K                  Incentive Plan for senior
          for 1994                   management employees of IPC
                                     effective January 1, 1995.
*10(c)1   1-3198         10(n)(iii)  The 1994 Restricted Stock
          Form 10-K                  Plan for officers and key
          for 1994                   executives of IDACORP, Inc.
                                     and IPC effective July 1,
                                     1994.
*10(d)1   1-14465        10(h)(iv)   The Revised Security Plan
          1-3198                     for Board of Directors - a
          Form 10-K                  non-qualified, deferred
          for 1998                   compensation plan effective
                                     August 1, 1996, revised
                                     March 2, 1999.
*10(e)1   1-3198         10(e)       IDACORP, Inc. Non-Employee
          Form 10-Q                  Directors Stock Compensation
          for 6/30/99                Plan as of May 17, 1999.
*10(f)    1-3198         10(y)       Executive Employment
          Form 10-K                  Agreement dated November 20,
          for 1997                   1996 between IPC and Richard
                                     R. Riazzi.
*10(g)    1-3198         10(g)       Executive Employment
          Form 10-Q                  Agreement dated April 12,
          for 6/30/99                1999 between IPC and Marlene
                                     Williams.
 10(h)                               Form of Change in Control
                                     Agreement between IDACORP,
                                     Inc. and Jan B. Packwood, J.
                                     LaMont Keen, James C.
                                     Miller, Richard Riazzi,
                                     Darrel T. Anderson, Bryan
                                     Kearney, Cliff N. Olson,
                                     Robert W. Stahman and
                                     Marlene K. Williams.
 12                                  Statement Re:  Computation
                                     of Ratio of Earnings to
                                     Fixed Charges.  (IDACORP,
                                     Inc.)
 12(a)                               Statement Re: Computation of
                                     Supplemental Ratio of
                                     Earnings to Fixed Charges.
                                     (IDACORP, Inc.)
 12(b)                               Statement Re:  Computation
                                     of Ratio of Earnings to
                                     Combined Fixed Charges and
                                     Preferred Dividend
                                     Requirements.  (IDACORP,
                                     Inc.)
 12(c)                               Statement Re:  Computation
                                     of Supplemental Ratio of
                                     Earnings to Combined Fixed
                                     Charges and Preferred
                                     Dividend Requirements.
                                     (IDACORP, Inc.)
 12(d)                               Statement Re:  Computation
                                     of Ratio of Earnings to
                                     Fixed Charges.  (IPC)
 12(e)                               Statement Re:  Computation
                                     of Supplemental Ratio of
                                     Earnings to Fixed Charges.
                                     (IPC)
 12(f)                               Statement Re:  Computation
                                     of Ratio of Earnings to
                                     Combined Fixed Charges and
                                     Preferred Dividend
                                     Requirements. (IPC)
 12(g)                               Statement Re:  Computation
                                     of Supplemental Ratio of
                                     Earnings to Combined Fixed
                                     Charges and Preferred
                                     Dividend Requirements.
                                     (IPC).

1 Compensatory plan
 15                                  Letter Re:  Unaudited
                                     Interim Financial
                                     Information.
 27(a)                               Financial Data Schedule for
                                     IDACORP, Inc.
 27(b)                               Financial Data Schedule for
                                     IPC.



(b) Reports on Form 8-K. No reports on Form 8-K were filed during the three-month period ended September 30, 1999.

*   Previously filed and Incorporated Herein by Reference.






                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                IDACORP, Inc.
                                (Registrant)

Date  November 5, 1999 By:  /s/  J LaMont Keen

                                 J LaMont Keen
                                 Senior Vice President
                                 Administration
                                 and Chief Financial Officer
                                 (Principal Financial Officer)

Date  November 5, 1999 By:  /s/  Darrel T Anderson

                                 Darrel T Anderson
                                 Vice President Finance
                                 and Treasurer
                                 (Principal Accounting Officer)






                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                IDAHO POWER COMPANY
                                (Registrant)

Date  November 5, 1999 By:  /s/  J LaMont Keen

                                 J LaMont Keen
                                 Senior Vice President
                                 Administration
                                 and Chief Financial Officer
                                 (Principal Financial Officer)

Date  November 5, 1999 By:  /s/  Darrel T Anderson

                                 Darrel T Anderson
                                 Vice President Finance
                                 and Treasurer
                                 (Principal Accounting Officer)