Form 10-K405
period 1999-12-31
IDAHO POWER CO; IDACORP INC
filed 2000-03-20
CIK 49648, 1057877

TABLE OF CONTENTS


PART I
                                                            PAGE

 ITEM 1.   BUSINESS                                           2
            GENERAL                                           2
            ELECTRIC INDUSTRY RESTRUCTURING                   3
            REGULATION                                        3
            RATES                                             4
            POWER SUPPLY                                      5
            FUEL                                              6
            WATER RIGHTS                                      7
            ENVIRONMENTAL REGULATION                          7
            RESEARCH AND DEVELOPMENT                          9
            DIVERSIFIED BUSINESS OPERATIONS                   9
            CONSTRUCTION PROGRAM                              11
            FINANCING PROGRAM                                 11
 ITEM 2.   PROPERTIES                                         13
 ITEM 3.   LEGAL PROCEEDINGS                                  15
 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS                                            16

 EXECUTIVE OFFICERS OF THE REGISTRANTS                        17

PART II

 ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
           RELATED STOCKHOLDER MATTERS                        20
 ITEM 6.   SELECTED FINANCIAL DATA                            21
 ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                22
 ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT
           MARKET RISK                                        32
 ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA        33
 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                69

PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
           REGISTRANTS*                                       69
 ITEM 11.  EXECUTIVE COMPENSATION*                            69
 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT*                                    69
 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*    69

PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND
           REPORTS ON FORM 8-K                                69

 SIGNATURES                                                   75

 *INCORPORATED BY REFERENCE.



        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                          FORM 10-K-405
(Mark One)

X     Annual Report pursuant to Section 13 or 15 (d) of the
    Securities Exchange Act of 1934
      For the fiscal year ended December 31, 1999
                               OR
    Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ................... to
 .................................................................

               Exact name of Registrants as
               specified in their charters,
Commission     address of principal executive     IRS Employer Iden-
File Number    offices and Registrants'           tification Number
               telephone number

1-14465        IDACORP, Inc.                      82-0505802
1-3198         Idaho Power Company                82-0130980
               1221 W. Idaho Street
               Boise, ID 83702-5627
               (208) 388-2200

State or other jurisdiction of incorporation: Idaho

SECURITIES REGISTERED PURSUANT TO SECTION 12(b)
    OF THE ACT:                                         Name of exchange
                                                        on which registered
IDACORP, Inc.: Common Stock, without par value          New York and Pacific
               Preferred Stock Purchase Rights

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

Aggregate market value of voting and non-voting common stock held by nonaffiliates (March 1, 2000)

IDACORP, Inc.:           $1,160,332,841
Idaho Power Company:     None

Number of shares of common stock outstanding at February 29,2000:

IDACORP, Inc.:           37,612,351
Idaho Power Company:     37,612,351 shares, all of which are held
                         by IDACORP, Inc.

Documents Incorporated by Reference:
Part III, Item 10 - 13   Portions of the joint definitive proxy
                         statement of the Registrant.
                         to be filed pursuant to Regulation 14A for the 2000 Annual Meeting of Shareholders to be held on May 11, 2000.

This Combined Form 10-K represents separate filings by IDACORP, Inc. and Idaho Power Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Idaho Power Company makes no representations as to the information relating to IDACORP, Inc.'s other operations.


PART I - IDACORP, Inc. and Idaho Power Company




ITEM 1.  BUSINESS


SAFE HARBOR STATEMENT
This Form 10-K contains "forward-looking statements" intended to qualify for safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-K at Part II, Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Information". Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," and similar expressions.


GENERAL
IDACORP, Inc. (IDACORP or the Company) is a holding company incorporated in 1998 under the laws of the state of Idaho. The Company's principal subsidiary is Idaho Power Company (IPC), an electric public utility that represents over 90 percent of IDACORP's total assets and substantially all of its operating revenues. IDACORP's other subsidiaries include Ida-West Energy Company, an independent power project management and development company, IDACORP Energy Solutions, LP, a marketer of energy commodities, and IDACORP Technologies, Inc., a majority owner of Northwest Power Systems, a developer of integrated fuel cell systems.

IPC was incorporated under the laws of the state of Idaho in 1989 as successor to a Maine corporation organized in 1915. IPC is engaged in the generation, purchase, transmission, distribution and sale of electric energy in an approximate 20,000-square-mile area in southern Idaho, eastern Oregon and northern Nevada, with an estimated population of 794,000. IPC holds franchises in approximately 72 cities in Idaho and ten cities in Oregon, and holds certificates from the respective public utility regulatory authorities to serve all or a portion of 28 counties in Idaho, three counties in Oregon and one county in Nevada. As of December 31, 1999, IPC supplied electric energy to 384,421 general business customers and employed 1,720 people in its operations.

IPC operates 17 hydroelectric power plants and shares ownership in three coal-fired generating plants (see Item 2 - "Properties"). IPC relies heavily on hydroelectric power for its generating needs and is one of the nation's few investor-owned utilities with a predominantly hydro base. IPC has participated in the development of thermal generation in Wyoming, Oregon and Nevada using low-sulfur coal from Wyoming and Utah.

IPC's operations, like those of certain other utilities in the Northwest, can be significantly affected by changing weather, precipitation and streamflow conditions. In 1993 a power cost adjustment (PCA) mechanism was implemented in IPC's Idaho jurisdiction. With the implementation of the PCA, which incorporates a major portion of the operating expenses with the largest variation potential (net power supply costs), IPC's operating results have become more dependent upon general regulatory, economic, temperature and competitive conditions and less on precipitation and streamflow conditions. Variations in energy usage by ultimate customers occur from year to year, from season to season and from month to month within a season, primarily as a result of weather conditions.

With a predominantly hydroelectric base and low-cost thermal plants, IPC is one of the lowest cost producers of electric energy among the nation's investor-owned utilities. Through its interconnections with the Bonneville Power Administration (BPA) and other utilities, IPC has access to all the major electric systems in the West.

For the year ended December 31, 1999, total revenues from residential customers accounted for 41 percent of total general business revenues. Commercial customers with less than 1,000 kilowatt (kW) demand accounted for 23 percent, industrial customers with 1,000 kW demand or more accounted for 23 percent, irrigation customers accounted for 12 percent and other revenues accounted for 1 percent.

IPC's principal commercial and industrial customers are involved in: elemental phosphorus production; food processing; phosphate fertilizer production; electronics and general manufacturing; lumber; beet sugar refining; and the recreation industry, such as lodges, condominiums, ski lifts and related facilities.

ELECTRIC INDUSTRY RESTRUCTURING
The legislatures and/or the regulatory commissions in several states, and at a national level, have considered or are considering various forms of retail competition. In 1997, the Idaho Legislature appointed a committee to study restructuring of the electric utility industry. Although the committee will continue studying a variety of restructuring ideas, it has not recommended any restructuring legislation and is not expected to in the foreseeable future. In 1999 the Oregon legislature passed legislation restructuring the electric utility industry in that state, but exempted IPC's service territory.

In December 1999 the FERC issued Order No. 2000, dealing with Regional Transmission Organizations (RTOs). It proposes to ensure non-discriminatory, open-access to electricity transmission facilities. Each utility is required to file by October 15, 2000 a statement regarding its intention to join a RTO. IPC is engaged in formation discussions with other Northwest utilities. These utilities include both investor-owned and other entities.

IPC's resource acquisition policy reflects the changing nature of the electric utility industry. IPC has adopted a policy of acquiring all new resources as close as possible to the actual time of need, and selecting the lowest cost resources meeting all of IPC's requirements.


REGULATION
IPC is under the regulatory jurisdiction (as to rates, service, accounting and other general matters of utility operation) of the Federal Energy Regulatory Commission (FERC), the Idaho Public Utilities Commission (IPUC), the Oregon Public Utility Commission
(OPUC) and the Public Utility Commission of Nevada. IPC is also under the regulatory jurisdiction of the IPUC, OPUC and the Public Service Commission of Wyoming as to the issuance of securities. IPC is subject to the provisions of the Federal Power Act as a "licensee" and "public utility" as therein defined. IPC's retail rates are established under the jurisdiction of the state regulatory agencies and its wholesale and transmission rates are regulated by the FERC (See "Rates"). Pursuant to the requirements of Section 210 of the Public Utilities Regulatory Policy Act of 1978 (PURPA), the state regulatory agencies have each issued orders and rules regulating IPC's purchase of power from Cogeneration and Small Power Production (CSPP) facilities.

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


RATES

     Idaho Jurisdiction -
IPC adjusts its Idaho retail rates based on a PCA mechanism adopted in 1993. The PCA enables IPC to collect or refund a portion of the difference between net power supply costs actually incurred and power supply costs allowed in base rates. These adjustments, which take effect annually in mid-May, are based on two components: the difference between a forecast of the upcoming year's net power supply costs and the amount in base rates, and a true-up of the prior year's forecasted costs to actual costs.

The May 1999 rate adjustment reduced rates by 9.2 percent. The decrease was the result of both forecasted above-average hydroelectric generating conditions for the upcoming year and a true-up from the 1998-99 rate period. Overall, the May 1999 rate adjustment is expected to decrease annual general business revenue by $40 million during the 1999-2000 rate period.

So far in the 1999-2000 rate period, actual power costs and generating conditions have been near forecast. IPC has recorded a regulatory asset and a reduction of expenses of $1.7 million as of December 31, 1999, representing the difference between actual and forecasted costs so far in this rate period. The variance that exists at the end of the 1999-2000 rate period will be trued-up in the next annual PCA adjustment.

The May 1998 rate adjustment increased expected annual revenue by $34 million over the amount that would have been recorded at the 1997-98 rates. The 1998-99 forecast had assumed a return to more normal hydroelectric generating conditions from the above-average conditions experienced in the prior year. This resulted in forecasted power supply costs being near the amounts used in base rates.

In August 1995 the IPUC approved a Settlement that authorized IPC to defer and amortize costs related to reorganization in return for a general rate freeze through the end of 1999.

Under the Settlement, which expired at the end of 1999, when actual annual earnings exceeded an 11.75 percent return on year-end common equity for the Idaho jurisdiction, the Company shared 50 percent of the additional earnings with its Idaho retail customers. IPC set aside approximately $8.9 million, $6.4 million and $7.6 million for 1999, 1998 and 1997 respectively for the benefit of its Idaho customers. Of the $14.0 million set aside during 1997 and 1998, $6.2 million was applied against Idaho demand-side management / conservation expenditures and $2.6 million was applied to 1997-1998 Northwest Energy Efficiency Alliance (NEEA) expenditures. In addition, $2.0 million was reserved to fund 1999 NEEA and demand-side management (DSM) expenditures (once they have been approved for recovery by the IPUC), and $0.7 million was refunded to certain customers. The balance of $2.5 million has been set in a reserve for the benefit of Idaho customers. The disposition of this benefit has yet to be determined. In December 1999 IPC filed a request that $5.5 million of the 1999 sharing amount be reserved to fund 2000-2004 NEEA participation.

Other important points in the Settlement were that IPC was not allowed to increase its Idaho general rates prior to January 1, 2000, except under special conditions as defined in the Settlement, and IPC agreed that its quality of service would not decline as a result of corporate reorganization.

In 1998, IPC received an order from the IPUC reducing the amortization period for the regulatory assets associated with demand-side management programs from 24 years to 12 years. At the same time the IPUC approved an additional $16 million of Idaho allocated demand-side management expenditures for recovery through rates resulting in an increase of 0.67 percent to Idaho customers effective May 16, 1999. This order was appealed to the Idaho Supreme Court by a group of IPC customers. Oral arguments were heard on December 8, 1999 and the matter is awaiting a Supreme Court decision.



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

POWER SUPPLY
IPC meets its system load requirements using a combination of its own system generation, mandated purchases from private developers (see "CSPP Purchases" below) and purchases from other utilities and power producers. IPC's generating stations and capacities are listed in "Item 2. Properties". Historically, under normal water conditions, IPC's hydro system supplies approximately 56 percent, thermal generation accounts for 33 percent and purchased power and other interchanges contribute the remaining 11 percent of total system resources. IPC's system is dual-peaking, with the larger peak demand generally occurring in the summer. The system peak demand for 1999 was 2,839 MW, set on July 13, 1999. Peak demands in 1998 and 1997 were 2,747 MW and 2,545 MW respectively. IPC periodically updates its load and resource projections and now expects total system energy requirements to grow 2.3 percent annually over the next five years.

Because of its reliance upon hydroelectric generation, which varies according to streamflows, IPC's generating system is constrained more by resource (water) availability than by capacity. Seasonal exchanges of winter-for-summer power are included among the contracted resources to maximize the firm load carrying capability. Exchanges are currently made with The Montana Power Company under a contract that expires in 2000 and with Seattle City Light under a contract that expires in 2003.

During the 2000-2003 period, IPC plans to provide all the energy required to serve its firm load requirements by using its hydroelectric and coal-fired generating units and CSPP purchases, supplemented by purchases of power from neighboring utilities or marketing entities.

Even though its significant hydroelectric generation can operate to meet peak demands, seasonal energy requirements are important to IPC because its seasonal energy capability is determined in part by the availability of water. In 1997, 1998 and 1999, IPC's hydro generating system experienced above average water years.

IPC's generating facilities are interconnected through its integrated transmission system and are operated on a coordinated basis to achieve maximum load-carrying capability and reliability. IPC's transmission system is directly interconnected with the transmission systems of the Bonneville Power Administration Avista Corporation, PacifiCorp, The Montana Power Company and Sierra Pacific Power Company. Such interconnections, coupled with transmission line capacity made available under agreements with certain of the above utilities, permit the interchange, purchase and sale of power among all major electric systems in the West. IPC is a member of the Western Systems Coordinating Council, the Western Systems Power Pool, the Northwest Power Pool, the Western Regional Transmission Association and the Northwest Regional Transmission Association.

     CSPP Purchases -
As a result of the enactment of the PURPA and the adoption of avoided cost standards by the IPUC, IPC has entered into contracts for the purchase of energy from private developers. Because IPC's service territory encompasses substantial irrigation canal development, forest product production facilities, mountain streams, and food processing facilities, considerable amounts of energy are available from these sources. Such energy comes from hydropower producers who own and operate small plants and from cogenerators converting waste heat or steam from industrial processes into electricity. The estimated annualized cost for the 65 CSPP projects on-line as of December 31, 1999 is $56.2 million. During 1999, IPC purchased 931.8 million kWh of power from these private developers at a blended price of 6.3 cents per kWh.

The IPUC has determined that negotiated rates for future CSPP projects larger than one MW should be tied more closely to values determined in IPC's integrated resource planning process and has limited the length of new contracts to a maximum of five years.

   Wholesale Power Sales -
IPC has firm wholesale power sales contracts with several entities. These contracts are for various amounts of energy, up to 100 average megawatts, and are of various lengths expiring between 2000 and 2009.

   Transmission Services -
IPC has long had an informal open-access transmission policy and is experienced in providing reliable, high quality, economical transmission service. IPC provides various firm and non-firm wheeling services for several surrounding utilities.

In December 1999 the FERC issued Order No. 2000, dealing with Regional Transmission Organizations (RTOs). It proposes to ensure non-discriminatory, open-access to electricity transmission facilities. Each utility is required to file by October 15, 2000 a statement regarding its intention to join a RTO. IPC is engaged in formation discussions with other Northwest utilities. These utilities include both investor-owned and other entities.

In 1996 the FERC issued Order Nos. 888 and 889 dealing with open access non-discriminatory transmission services by public utilities, and standards of conduct regarding these services. These orders require public utilities owning transmission lines to file open-access tariffs available to buyers and sellers of wholesale electricity; to require utilities to use the tariffs for their own wholesale sales; and to allow utilities to recover stranded costs, subject to certain conditions. The FERC has issued an unconditional acceptance of the terms and conditions of IPC's tariff.

IPC's system lies between and is interconnected to the winter-peaking northern and summer-peaking southern regions of the western interconnected power system. This position allows IPC to both provide transmission services and reach a broad power sales market. IPC is a member of both the Western Regional Transmission Association and the Northwest Regional Transmission Association. These associations help facilitate transmission access and planning throughout the power system.

FUEL
IPC, through its subsidiary Idaho Energy Resources Co., owns a one-third interest in the Bridger Coal Company, which owns the Jim Bridger mine supplying coal to the Jim Bridger generating plant in Wyoming. The mine, located near the Jim Bridger plant, operates under a long-term sales agreement that provides for delivery of coal over a 51-year period ending in 2025. The Jim Bridger mine has sufficient reserves to provide coal deliveries pursuant to the sales agreement. IPC also has a coal supply contract providing for annual deliveries of coal through 2005 from the Black Butte Coal Company's Black Butte and Leucite Hills mines located near the Jim Bridger project. This contract supplements the Bridger Coal Company deliveries and provides another coal supply to operate the Jim Bridger plant. The Jim Bridger plant's rail load-in facility and unit coal train allows the plant to take advantage of potentially lower-cost coal from outside mines for tonnage requirements above established contract minimums.

Sierra Pacific Power Company (SPPCo), with whom IPC is a joint (50/50) participant in the ownership and operation of the North Valmy Steam Electric Generating plant (Valmy plant), has a long-term coal contract with Southern Utah Fuel Company, a subsidiary of Canyon Fuel Co., LLC. This contract, which expires on June
30, 2003, calls for the delivery of up to 17.5 million tons of low-sulfur coal from a mine near Salina, Utah, for Valmy Unit No. 1.

In 1986 IPC and SPPCo signed a long-term coal supply agreement with the Black Butte Coal Company. This contract provides for Black Butte to supply coal to the Valmy project under a flexible delivery schedule that allows for variations in the number of tons to be delivered ranging from a minimum of 300,000 tons per year to a maximum of 1,000,000 tons per year. This flexibility accommodates fluctuations in energy demand, hydroelectric generating conditions and purchases of energy from CSPP facilities.

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

Over time, increased irrigation development and other consumptive diversions have resulted in some reduction in the stream flows available to fulfill the IPC's water rights at certain hydroelectric generating facilities. In reaction to these reductions, IPC initiated and continues to pursue a course of action to determine and protect its water rights. As part of this process, IPC and the state of Idaho signed the Swan Falls agreement on October 25, 1984 which provided a level of protection for IPC's hydropower water rights at specified plants by setting minimum stream flows and establishing an administrative process governing the future development of water rights that may affect IPC's hydroelectric generation. In 1987, Congress passed and the President signed into law House Bill 519. This legislation permitted implementation of the Swan Falls agreement and further provided that during the remaining term of certain of IPC's project licenses that the relationship established by the agreement would not be considered by the FERC as being inconsistent with the terms of IPC's project licenses or imprudent for the purposes of determining rates under Section 205 of the Federal Power Act. The FERC entered an order implementing the legislation on March 25, 1988.

In addition to providing for the protection of IPC's hydropower water rights, the Swan Falls agreement contemplated the initiation of a general adjudication of all water uses within the Snake River basin. In 1987, the director of the Idaho Department of Water Resources filed a petition in state district court asking that the court adjudicate all claims to water rights, whether based on state or federal law, within the Snake River basin. A commencement order initiating the Snake River Basin Adjudication was signed by the court on November 19, 1987. This legal proceeding was authorized by state statute based upon a determination by the Idaho Legislature that the effective management of the waters of the Snake River basin required a comprehensive determination of the nature, extent and priority of all water uses within the basin. The adjudication is expected to continue for at least the next 10 years. IPC has filed claims to its water rights within the basin and is actively participating in the adjudication to ensure that its water rights and the operation of its hydroelectric facilities are not adversely impacted. IPC does not anticipate any modification of its water rights as a result of the adjudication process.

ENVIRONMENTAL REGULATION
Environmental regulation at the federal, state, regional and local levels is having a continuing impact on IPC's operations due to the cost of installation and operation of equipment required for compliance with such regulations and the modification of system operations to accommodate such regulation.

Based upon present environmental laws and regulations, IPC estimates its capital expenditures (excluding allowance for funds used during construction) for environmental matters for 2000 and during the period 2001-2004 will total approximately $10.8 million and $47.3 million, respectively. Studies related to mitigation of environmental concerns due to relicensing of hydro facilities will be a major portion of these expenditures. IPC anticipates incurring approximately $24 million annually of operating expenses for environmental facilities during the period 2000-2004, based upon present environmental laws and regulation.

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

In July 1997 the Environmental Protection Agency (EPA) announced new National Ambient Air Quality Standards (NAAQS) for ozone and Particulate Matter (PM) and in July 1999 the EPA announced regional haze regulations for protection of visibility in national parks and wilderness areas. Other parties have appealed the NAAQS standards on the constitutionality of the primary protective standards that were set.
Impacts of the ozone and PM regulations and regional haze regulations on IPC's thermal operations are unknown at this time.

North Valmy, Boardman and Jim Bridger Unit 4 elected to meet Phase I nitrogen oxide (NOx ) limits beginning in 1998. As a result of this voluntary "early election" these units will not be required to meet the more restrictive Phase II NO x limits until 2008. Had the units not voluntarily "early elected," they would have been required to meet the Phase II limits in 2000. Jim Bridger Units 1, 2, and 3 were accepted as substitution units in 1995 and are subject to NO x limits of Phase I instead of the more restrictive limits of Phase II. Jim Bridger has installed low NO x equipment to reduce NO x levels even lower than currently required.

   Water -
IPC has received National Pollutant Discharge Elimination System
Permits, as required under the Federal Water Pollution Control
Act Amendments of 1972, for the discharge of effluents from its hydroelectric generating plants.

IPC has agreed to meet certain dissolved oxygen standards at its American Falls hydroelectric generating plant. IPC signed amendments to the agreements relating to the operation of the American Falls Dam and the location of water quality monitoring facilities. The amendments were made to provide more accurate and reliable water quality measurements necessary to maintain water quality standards downstream from IPC's plant during the period from May 15 to October 15 each year.

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

IPC owns and finances the operation of anadromous fish hatcheries and related facilities to mitigate the effects of its hydroelectric dams on fish populations. In connection with its fish facilities, IPC sponsors ongoing programs for the control of fish disease and improvement of fish production. IPC's anadromous fish facilities at Hells Canyon, Oxbow, Rapid River, Pahsimeroi and Niagara Springs continue to be operated under agreements with the Idaho Department of Fish and Game. At December 31, 1999, the investment in these facilities was $12.3 million and the annual cost of operation pursuant to FERC License 1971 was approximately $2.6 million annually.

     Endangered Species -
Several species of salmon and Snake River mollusks living within IPC's operating area are listed as threatened or endangered. IPC continues to review and analyze the effect such designation has on its operations. IPC is cooperating with various governmental agencies to resolve issues related to these species. (See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Issues".)

     Hazardous/Toxic Wastes and Substances -
Under the Toxic Substances Control Act (TSCA), the EPA has adopted regulations governing the use, storage, inspection and disposal of electrical equipment that contain polychlorinated biphenyls (PCBs). The regulations permit the continued use and servicing of certain electrical equipment (including transformers and capacitors) that contain PCBs. IPC continues to meet all federal requirements of TSCA for the continued use of equipment containing PCBs. IPC has a program to make the 200-plus substations on its system non-PCB. While IPC's use of equipment containing PCBs falls well within the federal standards, IPC has voluntarily decided to virtually eliminate these compounds from its system. This program will save costs associated with the long-term monitoring and testing of equipment and grounds for PCB contamination as well as being good for the environment.. Total IPC costs for the identification and disposal of PCBs from IPC's system were $0.6 million, $0.5 million and $1.0 million for 1999, 1998 and 1997 respectively. IPC believes that all generation facilities are presently non-PCB.

RESEARCH AND DEVELOPMENT
In March 1999 IDACORP Technologies, Inc., a subsidiary of
IDACORP, purchased a controlling interest in Northwest Power
Systems (NPS). NPS owns several patents on a unique fuel reformer that allows for the processing of a number of fuels into hydrogen that is then used for the generation of electricity.
Fully operational prototypes have been constructed and successfully tested.

During 1999, IPC spent approximately $0.4 million on research and development of which $0.3 million was through membership in Electric Power Research Institute (EPRI). EPRI's mission is to discover, develop and deliver advances in science and technology. Some of the subjects of EPRI projects include: electrification technologies, power quality, electric transportation systems, EMF assessment/risk management and air quality issues. IPC also has an internal research and development effort called the Emerging Technology (ET) Program. The ET program was established to maintain an active and coordinated response to new technology of interest to IPC.

In 1998, IPC entered into an agreement with Proton Energy Systems
(PES) to purchase an electrolyzer that produces hydrogen from electricity. IPC is conducting a pilot program with the electrolyzer as part of its efforts to gain experience with fuel cells and to gain first-hand working knowledge and information about the technology. Because of IPC's low cost of electrical power, there is great potential that the electrolyzer can supply high-value hydrogen to consumers at their plant sites and at a lower cost than conventional bottled hydrogen. IPC has an agreement with the Department of Energy, Lockheed and PES to test the electrolyzer and validate the operating characteristics of the unit.

As an active member of the NEEA, IPC has been shifting the focus of its conservation, or DSM, activities towards regional market transformation efforts and renewing its commitment to public purpose programs. At the same time, IPC has discontinued many of the traditional DSM programs that required deferral of costs. In 1999, $2.1 million was expended on energy-efficiency programs.

DIVERSIFIED BUSINESS OPERATIONS
The Company has been pursuing a strategy of expanding non-regulated activities and separating the regulated utility operations of IPC from non-regulated activities. The following discussion highlights significant events related to this strategy.

In mid-1997, IPC began trading natural gas, opening trading offices in Houston, Texas and Boise, Idaho. Beginning in 1999, these unregulated trading operations were transferred from under IPC to IDACORP Energy Solutions L.P., an unregulated subsidiary of IDACORP. IPC has also greatly increased its participation in electricity commodity markets. IDACORP plans to move this electricity marketing activity out of IPC and to a non-regulated branch of the Company in 2000.

IDACORP Technologies' NPS focuses on the production and distribution of fully-integrated fuel cell systems that combine its patented reformer with other fuel cell components. NPS has received orders from the BPA and other parties for more than 115 prototype fuel cell systems, with delivery scheduled to begin in March 2000. At December 31, 1999, total investment in IDACORP Technologies was $2.5 million.

Ida-West Energy Company develops, acquires, owns and manages electric power projects. In March 2000, Ida-West sold for cash its interest in the Hermiston Power Project, a 536 MW, gas-fired project to be located near Hermiston, Oregon. Ida-West was responsible for managing all permitting and development activities relating to the project since its inception in 1993. The Company anticipates recording a pre-tax gain of approximately $14.0 million on this transaction in 2000.

Ida-West has investments in 12 operating hydroelectric plants with a total generating capacity of approximately 72 MW. IPC has purchased all of the power from the five Idaho hydroelectric entities that are fifty percent owned by Ida-West, totaling approximately $8.8 million in 1999.

Through September 30, 1998, Ida-West was a subsidiary of IPC.  On
October 1, 1998 Ida-West was transferred to become a direct subsidiary of IDACORP. At December 31, 1999, total investment in Ida-West was $29.3 million.

In 1998 and 1999, another IDACORP subsidiary, IDACORP Energy Solutions Co. (IESCo), introduced a variety of energy and non-energy related products, such as home surge protectors, carbon monoxide detectors, internet services, digital satellite television systems, and payment protection insurance.

On February 17, 1998, the Company announced it had joined the Allied Utility Network (AUN), a member-supported alliance that provides customer research, marketing and other support services to utilities. Through its relationship with AUN, IESCo is developing new products and services to offer to retail customers. Collectively, the members of the alliance serve approximately one million customers.

IDACORP Financial Services, Inc. (IFS) has a portfolio of 17 investments, primarily in affordable housing programs, which provide a return primarily by reducing federal income taxes through tax credits and tax depreciation benefits. On December 31, 1999, total investment in IFS was $18.7 million. On January 1, 2000, ownership of IFS was transferred from IPC to become a direct subsidiary of IDACORP.

Applied Power Corporation (APC) is a Lacey, Washington based company that designs, supplies and distributes photovoltaic (PV) systems. APC provides reliable, cost-effective solar electric products and systems for industry, contractors, utilities, government and an international network of solar dealers and distributors. At December 31, 1999, total investment in APC was $3.4 million. On January 1, 2000, IPC's ownership interest in APC was also transferred to IDACORP.

Idaho Energy Resources Company (IERCo), a subsidiary of IPC, is a joint venturer in the Bridger Coal Company, which operates the mine supplying coal to the Jim Bridger power plant near Rock Springs, Wyoming (see "Fuel"). At December 31, 1999, total investment in IERCO was $12.9 million.

Pathnet/Idaho Equipment, LLC (Pathnet), a subsidiary of IPC, was formed in 1998 to develop and distribute microwave communication services and products. At December 31, 1999, total investment in Pathnet was $1.7 million.


CONSTRUCTION PROGRAM
IPC's construction program for the 2000-2004 period (excluding allowances for funds used during construction) is presently estimated to require cash funds of approximately $580.9 million as follows:

                                          2000         2001-2004
                                        (Millions of Dollars)

Generating facilities
        Hydro                           $   14.3     $   61.5
        Thermal                              7.2         27.3
            Total generating facilities     21.5         88.8
Transmission lines and substations          23.6         75.5
Distribution lines and substations          46.8        216.0
General                                     28.3         72.2
            Total IPC cash construction    120.2        452.5
Non-utility cash construction                0.8          7.4
     Total IPC cash construction
        expenditures                    $  121.0     $  459.9

IPC has no nuclear involvement and its future construction plans do not include development of any nuclear generation. IPC is looking at various options that may be available to meet the future energy requirements of its customers including efficiency improvements on IPC's generation, transmission and distribution systems and purchased power and exchange agreements with other utilities or other power suppliers. IPC will pursue the projects that best meet its future energy needs.

FINANCING PROGRAM
The Company's five-year estimate of capital requirements and sources of capital are outlined in the following table:
                                   IDACORP, Inc.            Idaho Power
                                                             Company
                               2000     2001-2004      2000     2001-2004
                                     (Millions of Dollars)

Capital Requirements:
    Net cash construction
        expenditure           $120.2    $452.5   $120.2     $452.5
    Other cash expenditures     21.4      50.1      0.8        7.4
         Total                $141.6    $502.6   $121.0     $459.9
Sources of Capital:
    Internal generation       $119.1    $550.6   $ 99.2     $421.1
    Short-term bank loans
         - Net                  17.8     (17.8)    22.0       50.4
    Affordable housing
      debt repayment            (8.9)    (39.3)      -          -
    Other debt issued           11.5      20.9       -        (0.9)
    Other                        1.5     (10.7)    (0.2)     (10.7)
    Cash investments
      (increase)                 0.6      (1.1)      -          -
         Total                $141.6    $502.6   $121.0     $459.9

These estimates are subject to constant revision in light of changing economic, regulatory and environmental factors and patterns of conservation. Any additional securities to be sold will depend upon market conditions and other factors. The Company will continue to take advantage of any refinancing opportunities as they become available.

Under the terms of the Indenture relating to IPC's First Mortgage Bonds, net earnings must be at least two times the annual interest on all bonds and other equal or senior debt. For the twelve months ended December 31, 1999, net earnings were 5.94 times. Additional preferred stock may be issued when earnings for twelve consecutive months within the preceding fifteen months are at least equal to l.5 times (until December 31, 2000, at which time the issuance ratio will increase to 1.75 times) the aggregate annual interest requirements on all debt securities and dividend requirements on preferred stock. At December 31, 1999, the actual preferred dividend earnings coverage was 3.33 times. If the dividends on the shares of Auction Preferred Stock were to reach the maximum allowed, the preferred dividend earnings coverage would be 3.05 times. The Indenture and IPC's Restated Articles of Incorporation are exhibits to the Form 10-K and reference is made to them for a full and complete statement of their provisions.



ITEM 2.  PROPERTIES
IPC's system includes 17 hydroelectric generating plants located in southern Idaho and eastern Oregon (detailed below) and an interest in three coal-fired steam electric generating plants. The system also includes approximately 4,656 miles of high voltage transmission lines; 21 step-up transmission substations located at power plants; 17 transmission substations; 7 transmission switching stations; and 205 energized distribution substations (excludes mobile substations and dispatch centers).

IPC holds licenses under the Federal Power Act for 13 hydroelectric projects from the FERC. These and the other generating stations and their capacities are listed below:

                               Maximum
Project                          Non-
                              Coincident
                              Operating    Nameplate    License
                               Capacity    Capacity     Expiration
                                  kW          kW

Properties Subject to
Federal Licenses:
     Lower Salmon                 70,000     60,000       1997  (a)
     Bliss                        80,000     75,000       1998  (a)
     Upper Salmon                 39,000     34,500       1998  (a)
     Shoshone Falls               12,500     12,500       1999  (a)
     C J Strike                   89,000     82,800       2000
     Upper Malad                   9,000      8,270       2004
     Lower Malad                  15,000     13,500       2004
     Brownlee-Oxbow-Hells
        Canyon                 1,398,000  1,166,900       2005
     Swan Falls                   25,547     25,000       2010
     American Falls              112,420     92,340       2025
     Cascade                      14,000     12,420       2031
     Milner                       59,448     59,448       2038
     Twin Falls                   54,300     52,737       2041
Other Generating Plants:
     Other Hydroelectric          10,400     11,300
     Jim Bridger (coal-fired)    703,333    709,617
     Valmy (coal-fired)          260,650    260,650
     Boardman (coal-fired)        53,000     56,050

 (a)Renewed on a year-to-year basis; application for relicense is pending.

At December 31, 1999, the composite average ages of the principal parts of IPC's system, based on dollar investment, were:
production plant, 20 years; transmission system and substations, 19 years; and distribution lines and substations, 15 years. IPC considers its properties to be well maintained and in good operating condition.

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

As a result of various federal legislative actions and proposals (such as the Electric Consumers Protection Act of 1986, Energy Policy Act of 1992, Clean Water Act Reauthorization and Endangered Species Act Reauthorization), a major issue facing IPC is the relicensing of its hydro facilities. The relicensing of these projects is not automatic under federal law. IPC must demonstrate comprehensive usage of the facilities, that it has been a conscientious steward of the natural resource entrusted to it, and that it is in the public interest for IPC to continue to hold the federal licenses.

IPC is actively pursuing new licenses for 10 of its 17 hydroelectric projects from the FERC. This process could take anywhere from eight to 15 years, depending on environmental issues and political processes.

The most significant relicensing will be the Hells Canyon Complex, which provides over half of IPC's generation capacity. Presently, IPC is developing study plans within the framework of a collaborative team made up of individuals representing state and federal agencies, businesses, environmental, tribal, customer, local government and local landowner interests. IPC expects to file the new license application in August 2003.

Shoshone Falls, Upper Salmon Falls, Lower Salmon Falls and Bliss hydroelectric projects are awaiting the Environmental Impact Statement (EIS) from the federal government, which will precede license issuance. IPC is completing additional information requests (AIRs) in 2000, which will provide the government with the necessary data to complete the environmental impact statement by mid-to-late 2000.

IPC filed its application for new license for the CJ Strike project in November 1998. Similarly, AIRs were issued on this project as well and are scheduled to be completed in October
2000, which should result in an EIS by mid-2001.

The Upper and Lower Malad projects, scheduled for an August 2002 new license application, are nearing completion of field studies and reporting should be complete in 2000.

Idaho Energy Resources Co. owns a one-third interest in certain coal leases near the Jim Bridger generating plant in Wyoming from which coal is mined and supplied to the plant.

Ida-West holds investments in twelve operating hydroelectric plants with a total generating capacity of 72 MW.



ITEM 3.  LEGAL PROCEEDINGS

On November 30, 1995, a complaint entitled Idaho Power Company vs. Cogeneration, Inc., Case No. 98467, was filed by IPC in the District Court of the Fourth Judicial District of the State of Idaho. The proceeding involves an effort by IPC to terminate a firm energy sales agreement (FESA) for a small hydroelectric generating plant.

As required by PURPA and the orders of the Idaho Public Utilities Commission (IPUC), on January 7, 1992, IPC entered into a 35-year FESA with Cogeneration, Inc., to purchase the output of a 43-megawatt hydroelectric generating project known as the Auger Falls Project. The FESA for the Auger Falls Project was approved by the IPUC on January 27, 1992. The FESA required that on or before January 1, 1994, Cogeneration, Inc. post cash or cash equivalent security in the amount of approximately $1.9 million to assure performance of the FESA. Cogeneration, Inc. failed to provide the security amount. Consistent with the FESA, IPC filed a petition for declaratory order with the IPUC requesting that the FESA be terminated as a result of Cogeneration, Inc.'s breach. Cogeneration, Inc. cross petitioned claiming that its failure to perform was excused by the occurrence of an event of force majeure. On April 17, 1995, the IPUC issued its order finding that Cogeneration, Inc.'s failure to post the cash security on January 1, 1994, was a default under the FESA and further finding that the posting of the liquid security was required by the public interest. Based upon those findings, the IPUC ordered Cogeneration, Inc. to post the cash security prior to May 1, 1995. Cogeneration, Inc. failed to comply with the Commission's order and has never posted the $1.9 million amount required by the FESA.

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

On July 27, 1998, Cogeneration, Inc. filed a Notice of Appeal with the Idaho Supreme Court.

The case was fully briefed in 1999 and argued on January 5, 2000.
The parties are now awaiting a decision from the court.

This matter has been previously reported in Form 10-K dated March
11, 1999 and other reports filed with the Commission.



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

                          IDACORP, Inc.

Name, Age and Position     Business Experience During Past Five
                           (5) Years*

Jan B. Packwood, 56        Appointed May 30, 1999.  Mr. Packwood
President and Chief        was President and Chief Operating
Executive Officer          Officer from February 2, 1998 to May
                           30, 1999.

J. LaMont Keen, 47         Appointed May 5, 1999.  Mr. Keen was
Senior Vice President -    Senior Vice President-Administration,
Administration and Chief   Chief Financial Officer and Treasurer
Financial Officer          from March 15, 1999 to May 5, 1999,
                           and Vice President, Chief Financial
                           Officer and Treasurer from February
                           2, 1998 to March 15, 1999.

Richard Riazzi, 45         Appointed March 15, 1999.  Mr. Riazzi
Senior Vice President -    was Vice President - Marketing and
Marketing and Sales        Sales from January 14, 1999 to March
                           15, 1999.

Darrel T. Anderson, 41     Appointed May 5, 1999.
Vice President - Finance
and Treasurer

Robert W. Stahman, 55      Appointed February 2, 1998.
Vice President, General
Counsel and Secretary





________________
*IDACORP, Inc. executive officers serve in the same capacities at Idaho Power Company. For these officers' business experience during the past five years, please refer to the next table.





EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of all of the executive officers of Idaho Power Company are listed below along with their business experience during the past five years. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

                       Idaho Power Company

Name, Age and Position     Business Experience During Past Five
                           (5) Years

Jan B. Packwood, 56        Appointed May 30, 1999.  Mr. Packwood
President and Chief        was President and Chief Operating
Executive Officer          Officer from September 1, 1997 to May
                           30, 1999, Executive Vice President
                           from July 11, 1996 to September 1,
                           1997, and Vice President-Power Supply
                           prior to July 11, 1996.

J. LaMont Keen, 47         Appointed May 5, 1999.  Mr. Keen was
Senior Vice President -    Senior Vice President-Administration,
Administration and Chief   Chief Financial Officer and Treasurer
Financial Officer          from March 15, 1999 to May 5, 1999,
                           Vice President, Chief Financial
                           Officer and Treasurer from March 14,
                           1996 to March 15, 1999 and Vice
                           President and Chief Financial Officer
                           prior to March 14, 1996.

James C. Miller, 45        Appointed November 18, 1999.  Mr.
Senior Vice President -    Miller was Vice President -
Delivery                   Generation from July 10, 1997 to
                           November 18, 1999 and was General
                           Manager - Generation prior to July
                           10, 1997.

Richard Riazzi, 45         Appointed March 15, 1999.  Mr. Riazzi
Senior Vice President -    was Vice President - Marketing and
Marketing and Sales        Sales from January 9, 1997 to March
                           15, 1999.  Mr. Riazzi was Vice
                           President, Corporate Marketing (1995-
                           1996) for Equitable Resources, Inc.

Darrel T. Anderson, 41     Appointed May 5, 1999.  Mr. Anderson
Vice President - Finance   was corporate controller from January
and Treasurer              25, 1999 to May 5, 1999, Executive
                           Vice President of Finance and
                           Operations at Applied Power Corp.
                           from June 5, 1998 to January 25,
                           1999, and corporate controller from
                           February 26, 1996 to June 5, 1998.
                           Mr. Anderson was Senior Manager of
                           Audit Services for Deloitte & Touche
                           LLP prior to February 26, 1996.

John P. Prescott, 43       Appointed November 18, 1999.  Mr.
Vice President -           Prescott was Vice President of
Generation                 Business Development for IDACORP
                           Technologies, Inc. from August 1999
                           to November 18, 1999, and President
                           and Treasurer of Stellar Dynamics
                           from October 5, 1995 to August 1999.

Bryan A.B. Kearney, 37     Appointed November 18, 1999.  Mr.
Vice President and Chief   Kearney was Vice President and Chief
Information Officer        Technology Officer at Bear Creek Corp
                           (1998-1999), Chief Information
                           Officer for Shasta County, California
                           (1996-1998), and Director of
                           Information Systems and Services for
                           the City of Fort Worth, Texas (1994-
                           1995).

Cliff N. Olson, 50         Appointed July 11, 1991.
Vice President -Corporate
Services

Robert W. Stahman, 55      Appointed July 13, 1989.
Vice President, General
Counsel and Secretary

Marlene K. Williams, 47    Appointed May 5, 1999.  Ms. Williams
Vice President - Human     was Director of Human Resources at
Resources                  Arizona Public Service prior to May
                           5, 1999.




PART II




ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATE
         STOCKHOLDER MATTERS

IDACORP, Inc.'s common stock (without par value) is traded on the New York and Pacific Stock Exchanges. At December 31, 1999, there were 23,758 holders of record and the year-end stock price was $26 13/16 per share.

The outstanding shares of Idaho Power Company common stock ($2.50 par value) are held by IDACORP, Inc. and are not traded. IDACORP, Inc. became the holding company of Idaho Power Company on October
1, 1998.

The following table shows the reported high and low sales price and dividends paid for the years 1999 and 1998 as reported by the Wall Street Journal as composite tape transactions. Amounts reported for periods prior to October 1, 1998, were for Idaho Power Company only.


                                       1999 Quarters
Common Stock, without par      1st         2nd       3rd        4th
value:
       High                   $ 36 1/2   $ 33 5/8   $ 32       $ 31 1/4
       Low                      29 1/4     29 1/2     29 3/16    26
       Dividends paid per
         share (cents)            46.5       46.5       46.5      46.5


______________________________


                                          1998 Quarters
Common Stock, without par       1st       2nd       3rd     4th
value:
       High                   $ 38 1/16  $ 37 7/8   $ 35    $  36 1/4
       Low                      33 15/16   32 15/16   29 7/8   31 1/8
       Dividends paid per
         share (cents)          46.5       46.5       46.5     46.5





ITEM 6.  SELECTED FINANCIAL DATA

SUMMARY OF OPERATIONS (Thousands of Dollars except for per share amounts) IDACORP, Inc.
For the Years Ended           1999     1998     1997     1996      1995
December 31,

Operating revenues      $   658,336   756,410   605,183   578,445   545,621
Income from operations      172,458   180,584   180,731   187,171   175,991
Net income                   91,349    89,176    87,098    83,155    78,930
Earnings per average
  share outstanding
  (basic and diluted)          2.43      2.37      2.32      2.21      2.10
Dividends declared per
   share                       1.86      1.86      1.86      1.86      1.86

At December 31,
Total long-term debt*       821,558   815,937   746,142   769,810   672,618
Total assets              2,636,993 2,451,620 2,451,816 2,328,738 2,241,753

*Excludes amount due within one year.

The above data should be read in conjunction with IDACORP's consolidated financial statements and notes to consolidated financial statements included in this Annual Report on Form 10-K.



SUMMARY OF OPERATIONS (Thousands of Dollars)
IDAHO POWER COMPANY
For the Years Ended           1999      1998       1997        1996       1995
December 31,

Operating revenues      $  658,336 $  756,410 $  605,183 $   578,445 $  545,621
Income from operations     172,458    180,584    180,731     187,171    175,991
Net income                  97,528     95,919     92,274      90,618     86,921

At December 31,
Total long-term debt*      821,558    815,937    746,142     769,810    672,618
Total assets             2,559,374  2,421,790  2,451,816   2,328,738  2,241,753

Utility Customer Data:
General business           384,421    373,730    363,085     352,487   340,708
customers
Average kWh per customer    36,379     36,368     37,080      37,627     35,740
Average rate per kWh (cents)  3.75       3.85       3.63        3.71      3.85

*Excludes amount due within one year.

The above data should be read in conjunction with Idaho Power
Company's consolidated financial statements and notes to consolidated financial statements included in this Annual Report on Form 10-K.





Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION  AND RESULTS OF OPERATIONS

In Management's Discussion and Analysis we explain the general financial condition and results of operations of IDACORP, Inc. and its subsidiaries (IDACORP or the Company) and Idaho Power Company and its subsidiaries (IPC). IDACORP is a holding company formed in 1998 as the parent of IPC and several other entities. IPC, an electric utility, is IDACORP's principal operating subsidiary, and accounts for over 90 percent of its assets, revenue and net income. The financial condition and results of operations of IPC are currently the principal factors affecting the financial conditions and results of operations of IDACORP.
As you read Management's Discussion and Analysis, it may be helpful to refer to our Consolidated Statements of Income which present our results of operations for the years ended December 31, 1999, 1998 and 1997. In our discussion we explain the significant annual changes between specific line items in the Consolidated Statements of Income.


FORWARD-LOOKING INFORMATION
In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), we are hereby filing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company in this Annual Report, any quarterly report on Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "anticipates", "believes", "estimates", "expects", "intends", "plans", "predicts", "projects", "will likely result", "will continue", or similar expressions) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond our control and may cause actual results to differ materially from those contained in forward-looking statements:

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

RESULTS OF OPERATIONS
Earnings per Share and Book Value

Earnings per share of common stock (basic and diluted) were $2.43 in 1999, $2.37 in 1998, and $2.32 in 1997. The 1999 earnings equate to a 12.1 percent return on year-end common equity, as compared to 12.2 percent in 1998 and 1997. At December 31, 1999, the book value per share of common stock was $20.02, compared to $19.42 at December 31, 1998 and $18.93 at December 31, 1997.

Overview

The primary factors contributing to the increase in earnings per share over the last three years are a strong economy in our utility service territory and favorable energy marketing results.

Idaho's economy continued its strong performance over the last three years. Idaho's non-agricultural employment growth for the twelve months ended November 1999 was 2.4 percent; annual growth rates in 1998 and 1997 were 2.4 percent and 3.2 percent, respectively. Within the Boise Metropolitan Statistical Area, the heart of our utility service territory, non-agricultural employment increased 3.2 percent for the twelve months ended November 1999, 4.1 percent in 1998 and 4.2 percent in 1997.

General business customer growth has been consistent, with 2.9 percent increases in 1999 and 1998 and a 3.0 percent increase in 1997. This growth is attributable to strong overall economic conditions in our utility service territory.

Our service territory experienced above average water years from 1997-1999. Hydro generation was 17 percent above normal in 1999, 22 percent above normal in 1998, and 30 percent above normal in 1997.

Our energy marketing income increased $14 million in 1999 due to favorable conditions in the energy markets and $5 million in 1998 due to growth in this business segment.

Income from operations decreased $8 million in 1999 primarily due to a $5 million decrease in other revenues resulting from increased funds set aside for refund to IPC ratepayers as part of a regulatory settlement with the IPUC. This increase results from an increase in the amount set aside for 1999 compared to 1998, plus true-ups of prior years' sharing estimates. We discuss the regulatory settlement below in "Regulatory Issues - Regulatory Settlement." Another factor impacting operating income was a decrease in the net power supply costs (surplus sales less purchased power, fuel, and PCA expense) of $6 million due to effective management of the system given a combination of favorable market, weather and hydro conditions throughout the year. Other factors impacting income from operations were a $7 million increase in other operation and maintenance expenses, and a $3 million increase in depreciation expense.

Income from operations decreased slightly in 1998. The primary factors affecting income from operations were a $3 million increase in depreciation expense, offsetting a $3 million increase in other revenue resulting primarily from decreased amounts set aside for the regulatory settlement with the IPUC. While general business increased, that increase was offset by a similar increase in net power supply costs.

General Business Revenue

Our general business revenue is dependent on many factors, including the number of customers we serve, the rates we charge, and weather conditions.

IPC's rates are adjusted annually based primarily on a Power Cost
Adjustment (PCA) mechanism that is described more fully below in "Regulatory Issues - Power Cost Adjustment."

Generally, extreme temperatures increase sales to customers, who use electricity for cooling and heating, and moderate temperatures decrease sales. Precipitation levels during the growing season affect sales to customers who use electricity to operate irrigation pumps. Increased precipitation reduces electricity usage by these customers.

In 1999, general business revenue was only marginally higher than 1998. The 2.9 percent increase in general business customers increased revenue $7 million and drier weather conditions and other factors affecting usage increased revenue $12 million. These increases were nearly offset by reductions in rates stemming from the PCA, which decreased revenue $17 million.

The $34 million increase in general business revenue in 1998 was due primarily to increased rates, which increased revenue $31 million, and the 2.9 percent increase in general business customers, which increased revenue $16 million. These increases were offset by a $12 million decrease resulting from more precipitation and more moderate weather conditions.

Power Supply

Power supply components of income from operations include off-system sales and purchased power, fuel and PCA expenses.

Off-system sales, which consist primarily of long-term sales contracts and opportunity sales of surplus system energy, decreased $95 million in 1999 after increasing $114 million in 1998.

Purchased power expense decreased $79 million in 1999 after
increasing $105 million in 1998.   Contributing to these results
are a number of operational factors, including changing hydro availability, system load and fluctuating wholesale market conditions.

Net off-system sales less purchases were 2.8 million MWh in 1999, compared to 3.2 million MWh in 1998 and 3.1 million MWh in 1997.

Fuel expenses were essentially unchanged in 1999 but increased by
$15 million in 1998.   Total generation at our coal-fired plants
was approximately 7.3 million MWh in 1999, 6.9 million MWh in 1998 and 5.4 million MWh in 1997.

The PCA expense component is related to the Company's PCA regulatory mechanism. The PCA mechanism increases expenses when power supply costs are below forecast, and decreases expenses when power supply costs are above forecast. In 1999, actual costs were near forecast, causing the PCA component of expense to be minimal. In 1998 the PCA expense increased $28 million because our 1998 power supply costs were well below the forecast, when in 1997 they were somewhat above the forecast. The 1998 forecast had anticipated near-normal streamflow conditions in the 1998-9 rate period, but conditions were significantly better than normal. We discuss the PCA in more detail in "Regulatory Issues
- Power Cost Adjustment."

The impact of these changes in net power supply costs is a decrease in net expense in 1999 of $6 million and an increase in net expense in 1998 of $35 million.

Other Expenses

Other operations expenses increased $6 million in 1999 and $8 million in 1998. The increase in 1999 was due primarily to increased operating expenses at our coal-fired generation plants, and payroll and consulting expenses. The increase in 1998 was due primarily to increases in payroll and benefits and transmission charges for electricity sales.

Maintenance expenses decreased $7 million in 1998, resulting from decreased cost of maintenance work performed at our steam generation and distribution facilities.

Depreciation expenses increased $3 million in both 1998 and 1999, due primarily to plant additions.

Other Income

Energy marketing income increased $14 million in 1999 and $5 million in 1998 due primarily to improved results and increased volumes of energy trading activities. We discuss our energy marketing activities more fully below in "Energy Marketing."

Other-net decreased $3 million in 1999 and $5 million in 1998 due primarily to costs incurred by new subsidiaries and costs of other diversified business activities. These subsidiaries and activities were created to compete in the non-regulated business environment.



LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

Our net cash generated from operations totaled $572 million for the three-year period 1997-1999. After deducting common dividends of $210 million, net cash generation from operations provided approximately $362 million for our construction program and other capital requirements. Internal cash generation after dividends provided 114 percent of our total capital requirements in 1999, 95 percent in 1998, and 89 percent in 1997.

The $88 million increase in cash and cash equivalents in 1999 is due primarily to IPC's issuance of $80 million of medium-term notes late in 1999. The proceeds were used in January 2000 to retire $80 million of first mortgage bonds that had matured.

In 1998, our increase in cash and cash equivalents was due primarily to $12 million received from life insurance death benefits and the surrender of life insurance policies.

We forecast that internal cash generation after dividends will provide approximately 84 percent of total capital requirements in 2000 and over 110 percent during the four-year period 2001-2004. We expect to continue financing our construction program and other capital requirements with both internally generated funds and, to the extent necessary, externally financed capital. Principal amounts maturing during the next five years are $89 million in 2000, $40 million in 2001, $37 million in 2002, $90 million in 2003 and $60 million in 2004.

At January 1, 2000, IPC had regulatory authority to incur up to $200 million of short-term indebtedness. At December 31, 1999, IPC's short-term borrowing totaled $20 million compared to $39 million at December 31, 1998 and $58 million at December 31, 1997.

We have credit facilities established at both IPC and IDACORP. IPC has a $120 million multi-year revolving credit facility under which we pay a facility fee on the commitment, quarterly in arrears, based on IPC's First Mortgage Bond Rating. Commercial paper may be issued in an amount not to exceed 25 percent of revenues for the latest twelve-month period, subject to the $200 million maximum, and is supported by bank lines of credit of an equal amount.

IDACORP has separately established a $50 million three-year credit facility that expires in December 2001, and a $100 million 364-day credit facility that expires in December 2000. Under these facilities we pay a facility fee on the commitment, quarterly in arrears, based on IPC's First Mortgage Bond Rating. Commercial paper may be issued up to the $150 million and is supported by the bank credit facilities. (See Note 7 of "Notes to Consolidated Financial Statements").

Construction Program

Our consolidated cash construction expenditures totaled $111 million in 1999, $89 million in 1998, and $96 million in 1997. Approximately 28 percent of these expenditures were for generation facilities, 17 percent for transmission facilities, 39 percent for distribution facilities, and 16 percent for general plant and equipment. We estimate that our cash construction program will require $121 million in 2000 and $460 million in the four-year period 2001-2004. These estimates are subject to revision in light of changing economic, regulatory, environmental, and conservation factors.

Financing Program

Our capital structure fluctuated slightly during the three-year period, with common equity ending at 45 percent, preferred stock
(of IPC) 6 percent, and long-term debt 49 percent at December 31, 1999.

IDACORP, Inc. currently has a $300 million shelf registration statement that can be used for the issuance of unsecured debt securities and preferred or common stock. At December 31, 1999 none had been issued.

IPC has on file a shelf registration statement for the issuance of first mortgage bonds and/or preferred stock, with an aggregate principal amount not to exceed $200 million. The remaining balance on the shelf registration is $3 million as of December 31, 1999. In November 1999 IPC issued $80 million of Secured Medium Term Notes. The proceeds from this issuance were used in January 2000 to redeem at maturity $80 million of First Mortgage Bonds.

In September 1998 IPC issued $60 million of Secured Medium Term Notes. The proceeds from this issuance were used to redeem at maturity $30 million of First Mortgage Bonds, and to reduce the balance of commercial paper issued in connection with ongoing business.


OTHER MATTERS
Regulatory Issues

     Power Cost Adjustment (PCA)

IPC has a PCA mechanism that provides for annual adjustments to the rates we charge to our Idaho retail customers. These adjustments, which take effect annually in mid-May, are based on two components, the difference between our forecast of the upcoming year's net power supply costs and a base amount, and the true-up of the prior year's forecasted costs to actual costs.

Our May 1999 rate adjustment reduced Idaho general business customer rates by 9.2 percent. The decrease was the result of forecasted above-average hydroelectric generating conditions for the upcoming year, and a true-up benefit from the 1998-99 rate period. Overall, the May 1999 rate adjustment is expected to decrease our annual general business revenue by $40 million during the 1999-2000 rate period.

The May 1998 rate adjustment increased expected annual revenue by $34 million over the amount that would have been received at the 1997-98 rates. The 1998-99 forecast had assumed a return to more normal hydroelectric generating conditions from the above-average conditions experienced in the prior year. This resulted in forecasted power supply costs being near the amounts used to establish base rates in past regulatory proceedings.

So far in the 1999-2000 rate period, actual power costs and generating conditions have been near forecast. We have recorded a regulatory asset of $1.7 million as of December 31, 1999. The variance that exists at the end of the 1999-2000 rate period will be trued-up in the next annual PCA adjustment.

     Regulatory Settlement

IPC had a settlement agreement with the IPUC that expired at the end of 1999. Under the terms of the settlement, when earnings in our Idaho jurisdiction exceeded an 11.75 percent return on year-end common equity, we set aside 50 percent of the excess for the benefit of our Idaho retail customers. In 1999, we set aside approximately $8.9 million for this purpose, compared to $6.4 million in 1998 and $7.6 million in 1997.

     Demand-Side Management (Conservation) Expenses

We have obtained changes to the regulatory treatment of previously deferred demand-side management (DSM) expenses. The IPUC set a new amortization period of 12 years instead of the 24-year period previously established. The order reflects an increase in annual Idaho retail revenue requirements of $3.1 million for 12 years. This order was appealed to the Idaho Supreme Court by a group of IPC customers; oral arguments were heard on December 8, 1999 and the matter is awaiting a Supreme Court decision.

Energy Marketing

Over the last three years we have been implementing a strategy to become a competitive energy provider throughout the western markets. In order to compete as an energy provider of choice we needed to build a foundation of an effective and efficient trading operation that competently participates in the electricity, natural gas and other related markets. In 1997 we opened natural gas trading operations in Houston, Texas and in Boise, Idaho. We also began to expand our electricity marketing, which, along with natural gas, is included in other income. We have seen increasing positive results from our strategy. Our natural gas marketing capability continues to expand as the electricity and natural gas markets move toward convergence, and our electricity marketing efforts have resulted in volume and income increases each year since inception of the strategy. We have built this capability over the last three years to allow us to develop controls to mitigate the operational, market and credit risks inherent in the marketing business.

When buying and selling energy, the high volatility of energy prices can have a significant impact on profitability if not managed. Also, counterparty creditworthiness is key to ensuring that transactions entered into withstand dramatic market fluctuations. To manage these risks while implementing our business strategy, the Company has a Risk Management Committee, comprised of Company officers, to oversee the risk management program as defined in the risk management policy. The program is intended to minimize fluctuations in earnings while managing the volatility of energy prices by mitigating commodity price risk, credit risk, and other risks related to the energy trading business

Ida-West Energy Company

In March 2000, Ida-West Energy Company, a wholly owned subsidiary of IDACORP, sold for cash its interest in the Hermiston Power Project, a 536 MW, gas-fired cogeneration project to be located near Hermiston, Oregon. Ida-West was responsible for managing all permitting and development activities relating to the project since its inception in 1993. We anticipate recording a pre-tax gain of approximately $14 million on this transaction.

Northwest Power Systems

In March 1999 IDACORP Technologies, Inc., a wholly owned subsidiary of IDACORP, purchased a majority interest in Northwest Power Systems (NPS). NPS has patented a unique fuel reformer that allows for the processing of a number of fuels into hydrogen that is then used for the generation of electricity. Fully operational prototypes have been constructed and successfully tested. NPS' focus will be the development, production and distribution of fully integrated fuel-cell systems.

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

Legislative Actions

In 1997, the Idaho Legislature appointed a committee to study restructuring of the electric utility industry. Although the committee will continue studying a variety of restructuring ideas, it has not recommended any restructuring legislation and is not expected to in the foreseeable future.

In 1999, the Oregon legislature passed legislation restructuring the electric utility industry, but exempted IPC's service territory.

FERC Decisions

In December 1999 the FERC issued Order No. 2000, dealing with Regional Transmission Organizations (RTO). It proposes to ensure non-discriminatory, open-access to electricity transmission facilities. Each utility is required to file by October 15, 2000 a statement regarding its intention to join a RTO. IPC is engaged in formation discussions with other Northwest utilities. These utilities include both investor-owned and other entities. IPC believes the FERC Order will allow sufficient flexibility to adequately protect the interests of both shareholders and customers.

In April 1996, the FERC issued its Order Nos. 888 and 889 dealing with Open-Access Non-Discriminatory Transmission Services by Public and Transmitting Utilities, and standards of conduct regarding these issues. These orders require public utilities owning transmission lines to file open-access tariffs available to buyers and sellers of wholesale electricity; to require utilities to use the tariffs for their own wholesale sales; and to allow utilities to recover stranded costs, subject to certain conditions. Public utilities owning transmission lines were required to file compliance tariffs by July 9, 1996.

In November 1995, we filed open-access tariffs with the FERC for Point-to-Point and Network transmission service. The substance of these tariffs was to offer the same quality and character of transmission services that we use in our own operations to anyone seeking them. We implemented these tariffs beginning February 1, 1996. On July 8, 1996, we filed a new open-access transmission tariff to replace the 1995 tariffs. This provides full compliance with Final Order No. 888. This filing did not include a rate change. On November 13, 1996, FERC issued an unconditional acceptance of the terms and conditions of this tariff. The rate was not subject to review.

Market Rate Sensitive Instruments and Risk Management

The following discussion summarizes the financial instruments, derivative instruments and derivative commodity instruments sensitive to changes in interest rates and commodity prices that we held at December 31, 1999. We buy and sell financial and physical natural gas and electricity commodity contracts as part of our ongoing business. These contracts are subject to electricity and natural gas commodity price risk. We have a trading and risk management policy defining the limits within which we contain our commodity price risk. We trade commodity futures, forwards, options and swaps as a method of managing the commodity price risk and optimizing the profitability of our electricity and natural gas trading. We have minimal foreign exchange exposure related to natural gas trading activities in Canadian dollars. This exposure is periodically offset through the use of foreign exchange swap instruments. Our sensitivity related to foreign exchange rate fluctuations as of December 31, 1999 is immaterial.

Interest Rate Risk Sensitivity

This table presents descriptions of our financial instruments at December 31, 1999, that are sensitive to changes in interest rates. We did not hold any interest rate derivative instruments at December 31, 1999. The majority of our debt is held in fixed rate securities with embedded call options. We hold $48 million in variable-rate tax-exempt debt for pollution control financings and 2.1 percent of our total debt is variable in the form of commercial paper. By nature, the value of our variable rate debt is not sensitive to changes in interest rates, and the value of our commercial paper borrowings does not give rise to significant interest rate risk because these borrowings generally have maturities of less than three months.

The table below presents principal cash flows by maturity date and the related average interest rate. The table also presents the fair value for all fixed rate instruments as of December 31, 1999, based on market rates for similar instruments as of that date.


                          Expected Maturity Date

               2000  2001  2002  2003  2004  Thereafter  Total  Fair
                                                                Value
Fixed rate debt
 (in millions) $ 89  $ 40  $ 37  $ 90  $ 60  $548        $864   $850
Average
interest rate   8.5%  7.0%  7.0%  6.5%  7.9%  7.7%        7.6%

Commodity Price Risk Sensitivity

This analysis presents the estimated December 31, 1999, value-at-risk related to our energy commodity contracts and related derivative instruments that are sensitive to changes in commodity prices. We use commodity derivative instruments such as futures, forwards, options and swaps to manage our exposure to commodity price risk in the electricity and natural gas markets. The objective of our risk management program is to mitigate the risk associated with the purchase and sale of natural gas and electricity. Company policy also allows the use of these commodity derivative instruments for trading purposes in support of our operations.

The aggregate potential daily loss in earnings from our energy trading activity is estimated to be $115,000 at a 95 percent confidence interval and for a holding period of one business day. The potential loss in earnings was estimated using an analytic value-at-risk methodology. This methodology computes value-at-risk based upon market prices for futures and option-implied volatilities as of December 31, 1999. The value-at-risk is understood to be a forecast and is not guaranteed to occur. The chosen confidence level and holding period are industry standards. The confidence level and holding period imply that there is a five percent chance that the daily loss will exceed $115,000.

 Relicensing of Hydroelectric Projects

We are actively pursuing the relicensing of our hydroelectric projects, a process that will continue for the next 10 to 15 years. We submitted our first applications for license renewal to the FERC in December 1995. We have now filed applications seeking renewal of our licenses for our Bliss, Upper Salmon Falls, Lower Salmon Falls, CJ Strike and Shoshone Falls Hydroelectric Projects. Although various federal requirements and issues must be resolved through the license renewal process, we anticipate that our efforts will be successful. At this point, however, we cannot predict what type of environmental or operational requirements we may face, nor can we estimate the eventual cost of license renewal. At December 31, 1999, $20 million of relicensing costs were included in Construction Work in Progress.

Environmental Issues

     Salmon Recovery Plan

We are continuing to monitor regional efforts to develop a comprehensive and scientifically credible plan to ensure the long-term survival of anadromous fish runs on the Columbia and Lower
Snake rivers.

In mid-August 1994, the federal government changed its designation of the Fall Chinook Salmon from Threatened to Endangered. This designation has not had any major effects on our operations.

In September 1991, we modified operations at our three-dam Hells Canyon Hydroelectric Complex to protect the Fall Chinook downstream during spawning and juvenile emergence. From its start, our Fall Chinook program has exceeded the protection requirements for threatened species, affording the fish the same high level of protection due an endangered species.

In March 1995, the National Marine Fisheries Service (NMFS) released a draft Biological Opinion and five-year operating plan to protect listed Snake River Salmon. The NMFS accepted public comment on the Plan through December 1995. The final five-year Plan did not call for any change in the Company's operations for salmon at the Hells Canyon Complex. The Biological Opinion did call for a five-year study of various recovery options for the listed fish including the possible removal of four federally owned hydro facilities on the lower Snake River. As the five-year operating plan comes to a close, NMFS is expected to announce the results of the studies and propose a new operating plan in the near future. It is unknown whether any change in operations at the Hells Canyon Complex will be requested as a result of the studies.

The Northwest Power Planning Council (NWPPC) issued its recovery plan for Snake River anadromous fish, the Strategy for Salmon, on December 15, 1994. The NWPPC plan called for the U. S. Bureau of Reclamation (BOR) to acquire 500,000 acre-feet of water within the Snake River Basin by 1996, and an additional 500,000 acre-feet by 1998. The water is to be acquired from willing sellers. Thus far, the BOR has not complied with the request to acquire 1,000,000 acre-feet of additional water. However, if the BOR does comply and successfully implements the request, its movement of additional water could have a material impact on our power supply costs. IPC and the BPA have negotiated a five-year contract, expiring April 15, 2001, requiring BPA to replace lost energy and capacity resulting from recovery plans that impact our power supply cost.

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

     Electric and Magnetic Fields

While scientific research has not established any conclusive link between electric and magnetic fields (EMFs) and human health, the possibility of a link has caused public concern in the United States and abroad. Electric and magnetic fields exist wherever there is electric current, whether the source is a high-voltage transmission line or the simplest of electrical household appliances. Concerns over possible health effects have prompted regulatory efforts in several states to limit human exposure to EMFs. Depending on what researchers ultimately discover and any necessary regulations, it is possible that this issue could affect a number of industries, including electric utilities. However, it is difficult at this time to estimate what effects, if any, the EMF issue could have on our operations.

Year 2000 Costs

We have not experienced any significant operational issues
resulting from the Year 2000 problem.    Our total costs through
the end of 1999 were $3.7 million charged to operations and maintenance expenses and $0.5 million of capital expenditures.
We do not anticipate any material expenditures or issues to arise in the future.


New Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Transactions." This statement establishes accounting and reporting standards for derivative financial instruments and other similar financial instruments and for hedging activities. It was originally effective for fiscal years beginning after June 15, 1999. In June 1999 the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Standard No. 133," which defers the effective date of SFAS No. 133 one year. We are reviewing this statement to determine its effect on our financial position and results of operations.




Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

The information required by this item is included in Item 7
"Management's Discussion and Analysis of Financial Condition and
Results of Operations" under "Market Rate Sensitive Instruments and Risk Management."





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
     SCHEDULES



               PAGE

Management's Responsibility for Financial Statements             34

Consolidated Financial Statements:
IDACORP, Inc.
Consolidated Statements of Income for the Years Ended December
31, 1999, 1998 and 1997                                          35
Consolidated Balance Sheets as of December 31, 1999, 1998 and
1997                                                             36-37
Consolidated Statements of Capitalization as of December 31,
1999, 1998 and 1997                                              38
Consolidated Statements of Cash Flows for the Years Ended
December 31, 1999, 1998 and 1997                                 39
Consolidated Statements of Retained Earnings and Consolidated Statements of Comprehensive Income for the Years Ended
December 31, 1999, 1998 and 1997                                 40
Notes to Consolidated Financial Statements                       41-54
Independent Auditors' Report                                     55

Idaho Power Company
Consolidated Statements of Income for the Years Ended December
31, 1999, 1998 and 1997                                          57
Consolidated Balance Sheets as of December 31, 1999, 1998 and
1997                                                             58-59
Consolidated Statements of Capitalization as of December 31,
1999, 1998 and 1997                                              60
Consolidated Statements of Cash Flows for the Years Ended
December 31, 1999, 1998 and 1997                                 61
Consolidated Statements of Retained Earnings and Consolidated Statements of Comprehensive Income for the Years Ended
December 31, 1999,1998 and 1997                                  62
Notes to Consolidated Financial Statements                       63-66
Independent Auditors' Report                                     67

Supplemental Financial Information and Financial Statement
Schedules
Supplemental Financial Information (Unaudited)                   68

Financial Statement Schedules for the Years Ended December 31, 1999, 1998 and 1997:
Schedule II-Consolidated Valuation and Qualifying Accounts-
IDACORP, Inc.                                                    74
Schedule II-Consolidated Valuation and Qualifying Accounts-Idaho
Power Company.                                                   74




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

Each Company's Board of Directors, through their Audit Committees comprised entirely of outside directors, meets periodically with management, internal auditors and independent auditors to discuss auditing, internal control and financial reporting matters. To ensure their independence, both the internal auditors and independent auditors have full and free access to the Audit Committees.

The financial statements have been audited by Deloitte & Touche
LLP, the Companies' independent auditors, who were responsible for conducting their audit in accordance with generally accepted auditing standards.



Jan B. Packwood         J. LaMont Keen           Darrel T. Anderson
President and           Senior Vice President,   Vice President,
Chief Executive Officer Administration and       Finance and Treasurer
                        Chief Financial Officer



IDACORP, Inc.
Consolidated Statements of Income

                                           Year Ended December 31,
                                        1999        1998         1997
                                      (Thousands of Dollars except for
                                             per share amounts)

REVENUES:
     General business                $516,148     $514,856        $480,458
     Off system sales                 119,785      214,418         100,554
     Other revenues                    22,403       27,136          24,171
          Total revenues              658,336      756,410         605,183

EXPENSES:
     Operations:
          Purchased power             106,344      185,271          79,898
          Fuel expense                 86,617       86,237          71,271
          Power cost adjustment          (502)      21,866          (6,032)
          Other                       151,800      145,374         137,458
     Maintenance                       42,067       41,872          48,722
     Depreciation                      77,833       74,481          71,973
     Taxes other than income taxes     21,719       20,725          21,162
               Total expenses         485,878      575,826         424,452

INCOME FROM OPERATIONS                172,458      180,584         180,731

OTHER INCOME:
     Allowance for equity funds used
       during construction              1,667          300              34
     Energy marketing activities -
       Net                             21,739        7,429           2,837
     Other - Net                        8,312       10,928          15,402
               Total other income      31,718       18,657          18,273

INTEREST EXPENSE AND OTHER:
     Interest on long-term debt        54,294       52,270          53,215
     Other interest                     8,681        8,407           7,546
     Allowance for borrowed funds
       used during construction        (1,392)        (900)           (503)
     Preferred dividends of Idaho
       Power Company                    5,572        5,658           5,176
         Total interest expense
            and other                  67,155       65,435          65,434

INCOME BEFORE INCOME TAXES            137,021      133,806         133,570

INCOME TAXES                           45,672       44,630          46,472

NET INCOME                          $  91,349    $  89,176       $  87,098

AVERAGE COMMON SHARES OUTSTANDING
(000)                                  37,612       37,612          37,612

EARNINGS PER SHARE OF COMMON STOCK
      (basic and diluted)           $    2.43    $    2.37       $    2.32

The accompanying notes are an integral part of these statements.



IDACORP, Inc.
Consolidated Balance Sheets

Assets

                                               December 31,
                                        1999      1998        1997
                                          (Thousands of Dollars)

ELECTRIC PLANT:
     In service (at original cost)   $2,726,026   $2,659,441   $2,605,697
     Accumulated provision for
       depreciation                  (1,073,722)  (1,009,387)    (942,400)
          In service - Net            1,652,304    1,650,054    1,663,297
     Construction work in progress       91,637       59,717       51,892
     Held for future use                  1,742        1,738        1,738

               Electric plant - Net   1,745,683    1,711,509    1,716,927

INVESTMENTS AND OTHER PROPERTY          146,019      129,437       97,065

CURRENT ASSETS:
     Cash and cash equivalents          111,338       22,867        6,905
     Receivables:
          Customer                       98,923      102,671      105,204
          Allowance for uncollectible
            accounts                     (1,397)      (1,397)      (1,397)
          Notes                           4,353        4,643        4,613
          Employee notes                  4,105        4,510        4,757
          Other                           7,764        6,059        8,854
     Energy marketing assets             37,398            -            -
     Accrued unbilled revenues           31,994       34,610       33,312
     Materials and supplies (at
        average cost)                    29,611       30,157       29,156
     Fuel stock (at average cost)         9,329        7,096        7,172
     Prepayments                         16,097       16,042       15,381
     Regulatory assets associated
        with income taxes                   893        2,965        3,164

               Total current assets     350,408      230,223      217,121

DEFERRED DEBITS:
     American Falls and Milner water
         rights                          31,585       31,830       32,055
     Company-owned life insurance        40,480       35,149       51,915
     Regulatory assets associated
         with income taxes              214,782      201,465      198,521
     Regulatory assets - other           52,759       62,013       90,239
     Other                               55,277       49,994       47,973

               Total deferred debits    394,883      380,451      420,703

               TOTAL                 $2,636,993   $2,451,620   $2,451,816

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Balance Sheets

Capitalization and Liabilities

                                                          December 31,
                                           1999       1998        1997
                                                (Thousands of Dollars)

CAPITALIZATION:
     Common stock equity:
          Common stock without par
           value (shares authorized
           120,000,000; shares
           outstanding - 37,612,351)  $ 451,343    451,564     452,519
          Retained earnings             300,093    278,607     259,299
          Accumulated other
           comprehensive income           1,534        226           -

               Total common stock       752,970    730,397     711,818
                 equity

     Preferred stock of Idaho
        Power Company                   105,811    105,968     106,697

     Long-term debt                     821,558    815,937     746,142

       Total capitalization           1,680,339  1,652,302   1,564,657

CURRENT LIABILITIES:
     Long-term debt due within one
       year                              89,101      6,029      33,998
     Notes payable                       19,757     38,524      57,516
     Accounts payable                   145,737    101,975     111,938
     Energy marketing liabilities        33,814          -           -
     Taxes accrued                       21,313     24,785      24,295
     Interest accrued                    19,126     18,365      17,918
     Deferred income taxes                  893      2,965       3,164
     Other                               16,696     12,275      13,703

       Total current liabilities        346,437    204,918     262,532

DEFERRED CREDITS:
 Regulatory liabilities associated
   with deferred investment
   tax credits                           67,433     69,396      70,196
     Deferred income taxes              430,468    422,196     423,736
     Regulatory liabilities
       associated with income taxes      33,817     28,075      34,072
     Regulatory liabilities -
       other                              3,363      4,161         509
     Other                               75,136     70,572      96,114

        Total deferred credits          610,217    594,400     624,627


COMMITMENTS AND CONTINGENT
     LIABILITIES

               TOTAL                 $2,636,993 $2,451,620  $2,451,816

The accompanying notes are an integral part of these statements.




IDACORP, Inc.
Consolidated Statements of Capitalization
                                                  December 31,
                                   1999       %   1998      %     1997     %
                                              (Thousands of Dollars)
COMMON STOCK EQUITY:
     Common stock                 $  451,343     $  451,564     $  452,519
     Retained earnings               300,093        278,607        259,299
     Accumulated other
       comprehensive income            1,534            226              -
           Total common stock
             equity                  752,970  45    730,397  44    711,818  45

PREFERRED STOCK OF IDAHO POWER
COMPANY:
     4% preferred stock               15,811         15,968         16,697
     7.68% Series, serial
       preferred stock                15,000         15,000         15,000
     7.07% Series, serial
       preferred stock                25,000         25,000         25,000
     Auction rate preferred stock     50,000         50,000         50,000
               Total preferred
                 stock               105,811   6    105,968   7    106,697   7

LONG-TERM DEBT :
     First mortgage bonds:
          5.33% Series due 1998            -              -         30,000
          8.65% Series due 2000       80,000         80,000         80,000
          6.93% Series due 2001       30,000         30,000         30,000
          6.85% Series due 2002       27,000         27,000         27,000
          6.40% Series due 2003       80,000         80,000         80,000
          8 %   Series due 2004       50,000         50,000         50,000
          5.83% Series due 2005       60,000         60,000              -
          7.20% Series due 2009       80,000              -              -
          Maturing 2021 through
             2031 with rates ranging
             from 7.5% to 9.52%      230,000        230,000        230,000
               Total first
                  mortgage bonds     637,000        557,000        527,000
     Amount due within one year      (80,000)             -        (30,000)
               Net first mortgage
                 bonds               557,000        557,000        497,000
     Pollution control revenue
        bonds:
          7.25 % Series due 2008       4,360          4,360          4,360
          8.30 % Series 1984 due
             2014                     49,800         49,800         49,800
          6.05 % Series 1996A
             due 2026                 68,100         68,100         68,100
          Variable Rate Series
             1996B due 2026           24,200         24,200         24,200
          Variable Rate Series
             1996C due 2026           24,000         24,000         24,000
               Total pollution
                 control revenue
                 bonds               170,460        170,460        170,460
     REA notes                         1,415          1,489          1,561
          Amount due within one
             year                        (76)           (74)           (72)
               Net REA notes           1,339          1,415          1,489
     American Falls bond
        guarantee                     19,885         20,130         20,355
     Milner Dam note guarantee        11,700         11,700         11,700
     Debt related to investments
       in affordable housing with
       rates ranging from 6.03%
       to 8.77% due 2000  to 2010     71,183         62,103         46,385
          Amount due within one
            year                      (9,025)        (5,955)        (3,926)
               Net affordable
                 housing debt         62,158         56,148         42,459
     Unamortized premium/discount
       - Net                          (1,441)        (1,539)        (1,637)
               Net Idaho Power
                 Company debt        821,101        815,314        741,826

     Other subsidiary debt               457            623          4,316

         Total long-term debt        821,558  49    815,937  49    746,142  48

TOTAL CAPITALIZATION              $1,680,339 100 $1,652,302 100 $1,564,657 100

The accompanying notes are an integral part of these statements.
IDACORP, Inc.
Consolidated Statements of Cash Flows

                                     Year Ended December 31,
                                        1999     1998      1997
                                         (Thousands of Dollars)

OPERATING ACTIVITIES:
     Net income                     $ 91,349   $ 89,176  $ 87,098
     Adjustments to reconcile net
        income to net cash
        provided by operating
        activities:
     Unrealized gains from energy
        marketing activities          (3,584)         -         -
     Depreciation and amortization    95,436     87,143    80,485
     Deferred taxes and
        investment tax credits        (1,820)   (10,182)    5,978
     Accrued PCA costs                  (891)    21,658    (7,038)
     Change in:
        Accounts receivable
          and prepayments              2,683      4,883   (69,589)
        Accrued unbilled revenue       2,616     (1,298)   (5,603)
        Materials and
          supplies and fuel stock     (1,687)      (925)      (57)
        Accounts payable              43,762     (9,963)   75,731
        Taxes accrued                 (3,472)       489     6,991
        Other current assets and
          liabilities                  5,182       (825)    3,296
          Other - net                  1,014    (10,269)   (5,562)
          Net cash provided by
            operating activities     230,588    169,887   171,730

INVESTING ACTIVITIES:
     Additions to utility plant     (110,974)   (89,184)  (95,633)
     Investments in affordable
       housing projects              (19,554)   (19,139)  (17,021)
     Investments in company -
       owned life insurance           (5,862)         -         -
     Other - net                      (5,060)     3,206    (1,302)
          Net cash used in
            investing activities    (141,450)  (105,117) (113,956)

FINANCING ACTIVITIES:
     Proceeds from issuance of:
       First mortgage bonds           80,000     60,000         -
       Long-term debt related
         to affordable housing
         projects                     18,730     20,556    12,984
     Retirement of:
       Subsidiary long-term debt        (165)    (4,316)   (4,700)
       Long-term debt related to
         affordable housing projects  (9,650)    (4,838)        -
       First mortgage bonds                -    (30,000)        -
     Dividends on common stock       (69,863)   (69,868)  (69,887)
     Increase (decrease) in short-
       term borrowings               (18,767)   (18,992)    3,500
     Other - net                        (952)    (1,350)     (694)
          Net cash used in
            financing activities        (667)   (48,808)  (58,797)

Net increase (decrease) in cash
   and cash equivalents               88,471     15,962    (1,023)

Cash and cash equivalents at
   beginning of period                22,867      6,905     7,928

Cash and cash equivalents at end
   of period                        $111,338   $ 22,867     6,905

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid during the period
for:
          Income taxes              $ 51,750   $ 55,527    41,786
          Interest (net of amount
            capitalized)            $ 56,295   $ 53,806    53,319



The accompanying notes are an integral part of these statements.









IDACORP, Inc.
Consolidated Statements of Retained Earnings
                                        Year Ended December 31,
                                      1999        1998      1997
                                        (Thousands of Dollars)

RETAINED EARNINGS, BEGINNING
  OF YEAR                            $278,607   $259,299     $242,088

NET INCOME                             91,349     89,176       87,098

       Total                          369,956    348,475      329,186

COMMON STOCK DIVIDENDS                (69,863)   (69,868)     (69,887)

RETAINED EARNINGS, END OF YEAR       $300,093   $278,607     $259,299

The accompanying notes are an integral part of these statements.




Consolidated Statements of Comprehensive Income

                                        Year Ended December 31,
                                        1999     1998      1997
                                         (Thousands of Dollars)

NET INCOME                             $ 91,349  $ 89,176  $ 87,098

OTHER COMPREHENSIVE INCOME:
  Unrealized gains on securities
    (net of tax of $677 and $2,185)       1,017     3,385         -

  Minimum pension liability
    adjustment (net of tax of $189
    and ($2,054))                           291    (3,159)        -

TOTAL COMPREHENSIVE INCOME             $ 92,657  $ 89,402  $ 87,098

 The accompanying notes are an integral part of these statements


IDACORP, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nature of Business

IDACORP, Inc. (IDACORP or the Company) is a holding company whose principal operating subsidiary is Idaho Power Company
(IPC). On October 1, 1998, IPC's outstanding common stock was converted on a share-for-share basis into common stock of IDACORP. However, IPC's preferred stock and debt securities outstanding were unaffected and remain with IPC.

IPC, a public utility, represents over 90% of the consolidated total assets of the Company and is its principal operating subsidiary. IPC is regulated by the Federal Energy Regulatory Commission (FERC) and the state regulatory commissions of Idaho, Oregon, Nevada and Wyoming, and is engaged in the generation, transmission, distribution, sale and purchase of electric energy.

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


Allowance For Funds Used During Construction (AFDC)

The allowance, a non-cash item, represents the composite interest costs of debt, shown as a reduction to interest charges, and a return on equity funds, shown as an addition to other income, used to finance construction. While cash is not realized currently from such allowance, it is realized under the rate making process over the service life of the related property through increased revenues resulting from higher rate base and higher depreciation expense. Based on the uniform formula adopted by the FERC, IPC's weighted-average monthly AFDC rates for 1999, 1998 and 1997 were 7.8 percent, 6.0 percent, and 5.8 percent respectively.




Revenues

In order to match revenues with associated expenses, IPC accrues unbilled revenues for electric services delivered to customers but not yet billed at month-end.

IPC had a regulatory settlement with the Idaho Public Utilities Commission (IPUC) that expired in 1999. Under terms of the settlement, when earnings in the Idaho jurisdiction exceeded an
11.75 percent return on year-end common equity, 50 percent of the excess was set aside for the benefit of IPC's Idaho retail customers. In 1999, 1998 and 1997, approximately $8.9 million, $6.4 million, and $7.6 million of revenues were set aside for the benefit of Idaho retail customers.


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

Depreciation

All electric plant is depreciated using the straight-line method at rates approved by regulatory authorities. Annual depreciation provisions as a percent of average depreciable electric plant in service approximated 2.94 percent in 1999, 2.87 percent in 1998, and 2.93 percent in 1997.

Income Taxes

The Company follows the liability method of computing deferred taxes on all temporary differences between the book and tax basis of assets and liabilities and adjusts deferred tax assets and liabilities for enacted changes in tax laws or rates. Consistent with orders and directives of the IPUC, the regulatory authority having principal jurisdiction, IPC's deferred income taxes (commonly referred to as normalized accounting) are provided for the difference between income tax depreciation and straight-line depreciation computed using book lives on coal-fired generation facilities and properties acquired after 1980. On other facilities, deferred income taxes are provided for the difference between accelerated income tax depreciation and straight-line depreciation using tax guideline lives on assets acquired prior to 1981. Deferred income taxes are not provided for those income tax timing differences where the prescribed regulatory accounting methods do not provide for current recovery in rates. Regulated enterprises are required to recognize such adjustments as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers in future rates (see Note 2).

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

Some state regulatory authorities are in the process of changing utility regulations in response to federal and state statutory changes and evolving competitive markets. These statutory and conforming regulations may result in increased wholesale and retail competition. In 1997, the Idaho Legislature appointed a committee to study restructuring of the electric utility industry. Although the committee will continue studying a variety of restructuring ideas, it has not recommended any restructuring legislation and is not expected to in the foreseeable future. In 1999, the Oregon legislature passed legislation restructuring the electric utility industry, but
exempted IPC's service territory.   Due to IPC's low cost
structure, it is well positioned to compete in the evolving utility market place. However, the Company is unable to predict what financial impact or effect the adoption of any such legislation would have on IPC's operations.

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

The following is a breakdown of IPC's regulatory assets and liabilities for the years 1999, 1998 and 1997:

                           1999                 1998             1997
                       Assets Liabilities Assets Liabilities Assets Liabilities
                                        (Millions of Dollars)
Income taxes           $215.7   $ 33.8    $204.4   $ 28.1    $201.7   $ 34.1
Conservation             37.5        -      43.3        -      42.4        -
Employee benefits         4.7        -       5.6        -       6.5        -
PCA deferral and
   amortization          (3.4)       -      (5.2)       -      16.6        -
Other                    13.9      3.4      18.3      4.1      24.7      0.5
Deferred investment
   tax credits              -     67.4         -     69.4         -     70.2
          Total        $268.4   $104.6    $266.4   $101.6    $291.9   $104.8

At December 31, 1999, IPC had $7.1 million of regulatory assets that were not earning a return on investment, excluding the $215.7 million that relates to income taxes.

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


Derivative Financial Instruments

The Company uses financial instruments such as commodity futures, forwards, options and swaps to manage exposure to commodity price risk in the electricity and natural gas markets. The objective of the Company's risk management program is to mitigate the risk associated with the purchase and sale of natural gas and electricity as well as to optimize its energy marketing portfolio. The accounting for derivative financial instruments that are used to manage risk is in accordance with the concepts established in SFAS No. 80, "Accounting for Futures Contracts," American Institute of Certified Public Accountants Statement of Position 86-2, "Accounting for Options," and Emerging Issues Task Force (EITF) 98-10, "Accounting for Contracts Involved in Energy Trading Activities". EITF 98-10 was adopted effective January 1, 1999 resulting in an adjustment to net income that was not material. Related to the adoption of EITF 98-10, the Company has begun reporting electricity trading activity net on the Consolidated Statements of Income. Prior years have been reclassified to conform with the current year's presentation.

Energy trading contracts as defined by EITF 98-10 are reported at fair value on the balance sheet with the resulting gains and losses reported on the income statement. Cash flows from energy trading contracts are recognized in the statement of cash flows as an operating activity.

The following table shows a summary of the notional amounts of the Company's forward exposure as of December 31, 1999. The maximum term related to any of our forward positions is two years.

                                   1999
                            Gas      Electricity
                           MMBTU's       MWh's

     Payable               38,421          4,739
     Receivable            49,040          6,079
     Swaps                 25,052              -

The following table displays the fair values of the Company's energy marketing assets and liabilities at December 31, 1999, and the average values for the year ended December 31, 1999 (in thousands of dollars):

              1999 End of Year Balance  1999 Average Balance
                Assets   Liabilities    Assets    liabilities
                           (Thousands of Dollars)
Gas             $ 8,302    $ 8,220      $14,173     $11,710
Electriciy       29,096     25,594       40,450      43,320

Total           $37,398    $33,814      $54,623     $55,030

The gain in fair value of energy trading contract positions
(including electricity and natural gas forwards, futures, options and swaps) included in income before income taxes for the year ended December 31, 1999 was $21.7 million.




Notional amounts listed above reflect the volume of energy related to transactions with counterparties, but do not measure exposure to market or credit risks. The maximum term detailed above also is not indicative of likely future cash flows as positions may be offset in the markets at any time to meet risk management guidelines.

Comprehensive Income

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

Reclassifications

Certain items previously reported for years prior to 1999 have been reclassified to conform to the current year's presentation.



2.  INCOME TAXES:
IPC has settled Federal and Idaho tax liabilities on all open years through the 1995 tax year except for amounts related to a partnership which have been, in management's opinion, adequately accrued.

A reconciliation between the statutory federal income tax rate and the effective rate is as follows:

                                 1999      1998       1997
                                  (Thousands of Dollars)
Computed income taxes based
  on statutory   federal
  income tax rate              $ 47,957  $ 46,832    $ 46,750
Change in taxes resulting
   from:
   Investment tax credits        (3,032)   (2,934)     (2,887)
   Repair allowance              (2,800)   (2,800)     (2,800)
   Settlement of prior
     years tax returns             (380)   (1,965)         23
   Current state income taxes     6,024     6,258       3,587
   Depreciation                   7,292     5,237       5,766
   Affordable housing tax
     credits                     (9,529)   (6,880)     (4,519)
   Preferred dividends of
     IPC                          1,950     1,980       1,811
     Other                       (1,810)   (1,098)     (1,259)
Total provision for federal
   and state income taxes      $ 45,672    44,630      46,472
     Effective tax rate            33.3%     33.4%       34.8%

The provision for income taxes consists of the following:

                                 1999      1998        1997
                                   (Thousands of Dollars)
     Income taxes currently
     payable:
          Federal              $ 38,165    $ 45,606   $ 35,038
          State                   9,327       9,206      5,456
               Total             47,492      54,812     40,494
     Income taxes deferred -
       Net of amortization:
          Federal                 2,174     (8,006)      6,717
          State                  (2,031)    (1,376)        348
               Total                143     (9,382)      7,065
     Investment tax credits:
          Deferred                1,069      2,134       1,800
          Restored               (3,032)    (2,934)     (2,887)
               Total             (1,963)      (800)     (1,087)
     Total provision for
       income taxes            $ 45,672   $ 44,630    $ 46,472

The tax effects of significant items comprising the Company's net deferred tax liability are as follows:

                                  1999        1998       1997
                                    (Thousands of Dollars)
     Deferred tax assets:
       Regulatory liabilities  $ 33,817    $ 28,075    $ 34,072
       Advances for
          construction            9,646      10,401      18,665
       Other                     19,019      20,512      16,536
          Total                  62,482      58,988      69,273
     Deferred tax liabilities:
       Electric plant           249,597     247,270     251,938
       Regulatory assets        215,675     204,430     201,685
       Conservation programs     17,396      16,866      14,377
       Other                     11,175      15,583      28,173
          Total                 493,843     484,149     496,173

     Net deferred tax
        liabilities            $431,361      $425,161    $426,900


3.  COMMON STOCK:
Changes in shares of IDACORP common stock for 1999, 1998 and 1997 were as follows:

                                        Shares           Amount
                                                (Thousands of  Dollars)

Balance at December 31, 1996            37,612,351     $    452,486
Other - Net                                      -               33
Balance at December 31, 1997            37,612,351          452,519
Other - Net                                      -             (955)
Balance at December 31, 1998            37,612,351          451,564
Other - Net                                      -             (221)
Balance at December 31, 1999            37,612,351     $    451,343

As of December 31, 1999; 3,791,321 of authorized but unissued shares of IDACORP common stock were reserved for future issuance under the Company's Dividend Reinvestment and Stock Purchase Plan and IPC's Employee Savings Plan. In addition, 314,114 shares are reserved for the Restricted Stock Plan (see Note 9).

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








4.  PREFERRED STOCK OF IDAHO POWER COMPANY:
The number of shares of IPC preferred stock outstanding at December 31, 1999, 1998 and 1997 were as follows:

                               Shares Outstanding at
                                    December 31,            Call Price
                               1999      1998    1997       Per Share
Preferred stock:
  Cumulative, $100 par
     value:
     4% preferred stock
        (authorized
        215,000 shares)       158,112    159,680   166,972   $104.00
     Serial preferred
        stock, 7.68%
        Series(authorized
        150,000 shares)       150,000    150,000   150,000   $102.97
     Serial preferred stock,
       cumulative, without
       par value; total of
       3,000,000 shares authorized:
          7.07% Series, $100 stated
             value,(authorized
             250,000 shares)
             (a)              250,000    250,000   250,000   $103.535 to
                                                             $100.354
       Auction rate preferred stock,
         $100,000 stated
         value,(authorized 500
         shares)(b)               500        500       500   $100,000.00

               Total          558,612    560,180   567,472

(a)  The preferred stock is not redeemable prior to July 1, 2003.
(b) Dividend rate at December 31, 1999 was 4.41% and ranged between 3.60% and 4.41% during the year.

During 1999, 1998 and 1997 IPC reacquired and retired 1,568;
7,292; and 2,781 shares of 4% preferred stock.  As of December
31, 1999, the overall effective cost of all outstanding preferred stock was 5.74 percent.





5.  LONG-TERM DEBT:
The Company currently has a $300.0 million shelf registration statement that can be used for the issuance of unsecured debt securities and preferred or common stock. At December 31, 1999, none had been issued.

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

First mortgage bonds maturing during the five-year period ending
2004 are $80.0 million in 2000, $30.0 million in 2001, $27.0 million in 2002, $80.0 million in 2003 and $50.0 in 2004.

On September 9, 1998, $60.0 million principal amount of Secured
Medium Term Notes, Series B, 5.83% Series due 2005 were issued by
IPC. Proceeds from this issuance were used to redeem at maturity, the $30.0 million First Mortgage Bonds 5.33% Series B due September 1998, with the balance used for repayment of commercial paper issued in connection with IPC's ongoing business.

On November 23, 1999, $80.0 million principal amount of Secured
Medium Term Notes, Series B, 7.20% Series due 2009 were issued by
IPC. Proceeds from this issuance were used to redeem at maturity, the $80.0 million First Mortgage Bonds 8.65% Series due
January 2000.

At December 31, 1999, 1998 and 1997 the overall effective cost of all outstanding first mortgage bonds and pollution control revenue bonds was 7.62 percent, 7.69 percent, and 7.84 percent, respectively.

At December 31, 1999, IDACORP Financial Services, Inc., a wholly owned subsidiary of IPC, has $71.2 million of debt with interest rates ranging from 6.03 percent to 8.77 percent. This debt is collateralized by investments in affordable housing projects with a bookvalue of $80.5 million at December 31, 1999. Principal amounts maturing during the five-year period ending 2004 are $9.0 million in 2000, $9.7 million in 2001, $10.0 million in 2002, $9.6 million in 2003 and $9.6 million in 2004.



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

The total estimated fair value of the Company's debt was approximately $898.1 million in 1999, $877.4 million in 1998 and $801.8 million in 1997. Included in investments and other property were financial instruments totaling $24.0 million in 1999, $14.2 million in 1998 and $16.5 million in 1997. Estimated fair value of these instruments was $30.6 million in 1999, $20.3 million in 1998 and $19.9 million in 1997.


7.  NOTES PAYABLE:
At December 31, 1999, IPC had regulatory authority to incur up to $200 million of short-term indebtedness. IPC has a $120 million multi-year revolving credit facility expiring in December 2001. Under this facility IPC pays a facility fee on the commitment, quarterly in arrears, based on IPC's First Mortgage Bond rating. Commercial paper may be issued in an amount not to exceed 25 percent of revenues for the latest twelve-month period subject to the $200 million maximum and are supported by bank lines of credit of an equal amount.

Balances and interest rates of short-term borrowings for IPC were as follows:

                                        Year Ended December 31,
                                       1999      1998       1997
                                        (Thousands of Dollars)

Balance at end of year                $19,757    $38,524    $57,516
Effective annual interest rate
   at end of year                         6.1%       6.0%       6.1%


IDACORP has separately established a $50 million three-year credit facility that expires in December 2001, and a $100 million 364-day credit facility that expires in December 2000. Under these facilities the Company pays a facility fee on the commitment, quarterly in arrears, based on IPC's First Mortgage Bond Rating. Commercial paper may be issued up to the $150 million and is supported by the bank credit facilities. None of this debt is outstanding at December 31, 1999.





8.  COMMITMENTS AND CONTINGENT LIABILITIES:
Commitments under contracts and purchase orders relating to IPC's program for construction and operation of facilities amounted to approximately $8.6 million at December 31, 1999. The commitments are generally revocable by IPC subject to reimbursement of manufacturers' expenditures incurred and/or other termination charges.

IPC is currently purchasing energy from 65 on-line cogeneration and small power production facilities with contracts ranging from 1 to 31 years. Under these contracts IPC is required to purchase all of the output from these facilities. During the fiscal year ended December 31, 1999, IPC purchased 931,797 (MWh) at a cost of $56.2 million.

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

9.  BENEFIT PLANS:
Pension Plans
IDACORP has a noncontributory defined benefit pension plan covering most employees. The benefits under the plan are based on years of service and the employee's final average earnings. The Company's policy is to fund with an independent corporate trustee at least the minimum required under the Employee Retirement Income Security Act of 1974 but not more than the maximum amount deductible for income tax purposes. The Company was not required to contribute to the plan in 1999, 1998 and 1997. The trustee invests the plan's assets primarily in listed stocks (both U.S. and foreign), fixed income securities and investment grade real estate.

IDACORP has a nonqualified, deferred compensation plan for certain senior management employees and directors. The Company financed this plan by purchasing life insurance policies and investments in marketable securities all of which are held by a trustee. The cash value of the policies and investments exceed the projected benefit obligation of the plan but do not qualify as plan assets in the actuarial computation of the funded status.

The following table shows the components of net periodic benefit cost for these plans (in thousands of dollars):

                            Pension Plan          Deferred Compensation
                                                          Plan
                      1999      1998      1997     1999    1998    1997
Service cost         $ 8,389   $ 7,133   $ 6,152  $   744  $   572 $   515
Interest cost         16,402    15,458    14,445    1,797    1,747   1,731
Expected return on
  assets             (25,240)  (22,724)  (20,248)       -        -       -
Recognized net
   actuarial (gain)
   loss                 (344)    (111)         -      279      255     222
Amortization of
   prior service cost    708      424        424     (325)    (332)   (346)
Amortization of
   transition asset     (263)    (263)      (263)     613      613     613
Net periodic pension
   cost              $  (348)  $   (83)  $   510  $ 3,108  $ 2,855 $ 2,735

The following table summarizes the changes in benefit obligation and plan assets of these plans (in thousands of dollars):

                            Pension Plan           Deferred Compensation Plan
                        1999     1998     1997     1999     1998     1997
Change in projected
benefit obligation:
  Benefit obligation
  at January 1          $253,729 $224,073 $202,049 $ 27,029 $ 25,067 $ 24,122
  Service cost             8,389    7,133    6,152      744      572      516
  Interest cost           16,402   15,458   14,445    1,797    1,747    1,731
  Actuarial loss
    (gain)               (33,014)  14,139   12,763     (489)   1,297      806
  Benefits paid          (16,464) (11,774) (11,336)  (2,201)  (2,049)  (2,303)
  Plan amendments              -    4,700        -       45      395      195
  Benefit obligation
      at December 31     229,042  253,729  224,073   26,925   27,029   25,067
Change in plan assets:
  Fair value at
  January 1              290,080  256,893  230,478        -        -        -
  Actual return on
  plan assets             66,905   44,961   37,751        -        -        -
  Employer contributions       -        -        -        -        -        -
  Benefit payments       (16,464) (11,774) (11,336)       -        -        -
  Fair value at
  December 31            340,521  290,080  256,893        -        -        -
Funded status            111,479   36,351   32,820  (26,925) (27,029) (25,067)
Unrecognized actuarial
   loss/(gain)          (108,057) (33,722) (25,734)   5,844    6,612    5,569
Unrecognized prior
   service cost            8,662    9,370    5,093     (796)  (1,166)  (1,893)
Unrecognized net
   transition liability   (1,441)  (1,704)  (1,967)   3,375    3,988    4,601
Net amount recognized   $ 10,643 $ 10,295 $ 10,212 $(18,502)$(17,595)$(16,790)

Amounts recognized in
  the statement of
  financial position
  consists of:
Prepaid (accrued) pension
  cost                  $ 10,643 $ 10,295 $ 10,212 $(25,815)$(25,631)$(24,657)
Intangible asset               -        -        -    2,579    2,822    7,867
Accumulated other
  comprehensive income         -        -        -    4,734    5,214        -
Net amount recognized   $ 10,643 $ 10,295 $ 10,212 $(18,502)$(17,595)$(16,790)

The following table sets forth the assumptions used at the end of each year for all IPC-sponsored pension and postretirement benefit plans:

                            Pension Benefits       Postretirement
                                                      Benefits
                           1999   1998   1997  1999    1998   1997
Discount rate               7.5 %  6.75 %  7.10 % 7.5 %  6.75 %  7.35 %
Expected long-term rate of
  return on assets          9.0    9.0     9.0    9.0    9.0     9.0
Annual salary increases     4.5    4.5     4.5     -      -       -



Restricted Stock Plan

IDACORP has a restricted stock plan for certain key employees. Each grant has a three-year restricted period and final award amounts depend on the attainment of a cumulative earnings per share performance goal. At December 31, 1999, there were 297,888 remaining shares of common stock available for issuance under the plan.

Restricted stock awards are compensatory awards and the Company accrues compensation expense (which is charged to operations) based upon the market value of the granted shares. For the years 1999, 1998 and 1997, total compensation accrued for the plan was $519,000, $567,000 and $539,000 respectively.

The Company applies APB Opinion 25 and related interpretations in accounting for this plan. Had compensation cost for the grants of restricted stock been determined consistent with the optional fair value based method provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share of common stock for 1999, 1998 and 1997 would not be significantly different from such amounts as reported.

The following table summarizes restricted stock activity for the years 1999, 1998 and 1997:

                                     1999     1998    1997
     Shares outstanding -
       beginning of year,           43,063   38,365  18,140
     Shares granted                 23,497   21,361  20,225
     Shares forfeited               (9,585)  (4,063)      -
     Shares issued                 (13,360) (12,600)      -
     Shares outstanding - end
       of year                      43,615   43,063  38,365
     Weighted average fair
       value of current year
       stock grants on
       grant date                $   32.88  $ 37.00 $ 31.25


Savings Plan
IDACORP has an Employee Savings Plan which complies with Section 401(k) of the Internal Revenue Code and covers substantially all employees. The Company matches specified percentages of employee contributions to the plan. Matching contributions amounted to $3.1 million in 1999, $3.0 million in 1998 and $2.4 million in 1997.

Postretirement Benefits
The Company maintains a defined benefit postretirement plan
(consisting of health care and death benefits) that covers all employees who were enrolled in the active group plan at the time of retirement, their spouses and qualifying dependents.

The net periodic postretirement benefit cost was as follows (in thousands of dollars):

                                    1999      1998      1997
  Service cost                    $    896   $    720   $    713
  Interest cost                      2,867      2,913      3,029
  Expected return on plan assets    (2,230)    (1,761)    (1,511)
  Amortization of unrecognized       2,040      2,040      2,040
  transition obligation
  Amortization of prior service
  cost                                (691)      (280)       (87)
  Amortization of unrecognized net
  gains                                  -       (220)      (240)
  Net periodic post-retirement
  benefit cost                    $  2,882      3,412      3,944

The following table summarizes the changes in benefit obligation and plan assets plan (in thousands of dollars):
                                    1999      1998      1997
  Change in accumulated benefit
    obligation:
       Benefit obligation at
          January 1               $38,615     $43,459     $44,439
       Service cost                   896         720         713
       Interest cost                2,867       2,913       3,029
       Plan amendments                  -      (9,071)     (1,214)
       Actuarial loss (gain)        1,859       3,483      (1,940)
       Benefits paid               (3,098)     (2,889)     (1,568)
       Benefit obligation at
         December 31               41,139      38,615      43,459
  Change in plan assets:
       Fair value of plan assets
         at January 1              24,346      19,493      17,341
       Actual return on plan
         assets                     2,389       4,853       2,152
       Employer (excess)
         contributions              2,845       2,789       1,553
       Benefits paid               (2,775)     (2,789)     (1,553)
       Fair value of plan assets
         at December 31            26,805      24,346      19,493
  Funded status                   (14,334)    (14,269)    (23,966)
  Unrecognized prior service cost  (9,227)     (9,918)     (1,127)
  Unrecognized actuarial gain      (5,556)     (7,256)     (7,867)
  Unrecognized transition
    obligation                     26,520      28,560      30,600
  Accrued benefit obligations
    included with other deferred
    credits                       $(2,597)    $(2,883)    $(2,360)


The assumed health care cost trend rate used to measure the expected cost of benefits covered by the plan is 6.75%. A one-percentage point change in the assumed health care cost trend rate would have the following effect (in thousands of dollars):

                                         1-           1-
                                     Percentage-  Percentage-
                                        Point       Point
                                      increase     decrease

Effect on total of service and
  interest cost components               $  293     $  (239)
Effect on accumulated post-
  retirement benefit obligation          $2,421     $(2,058)


Postemployment Benefits

The Company provides certain benefits to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement. These benefits include salary continuation, health care and life insurance for those employees found to be disabled under our disability plans, and health care for surviving spouses and dependents. The Company accrues a liability for such benefits. In accordance with an IPUC order, the portion of the liability attributable to regulated activities in Idaho as of December 31, 1993, was deferred as a regulatory asset, and is being amortized over ten years. The following table summarizes postemployment benefit amounts included in the Company's consolidated balance sheet (in thousands of dollars):


                                1999     1998      1997
  Included with regulatory
    assets - other              $ 1,889  $ 2,260   $ 2,632
  Included with other
    deferred credits            $(3,282) $(3,372)  $(3,093)


10.  ELECTRIC PLANT IN SERVICE AND JOINTLY-OWNED PROJECTS:
The following table sets out the major classifications of the IPC's electric plant in service, accumulated provision for depreciation and annual depreciation provisions as a percent of average depreciable balance for the years 1999, 1998 and 1997 (in thousands of dollars):

                         1999                1998                1997
                  Balance    Avg Rate  Balance    Avg Rate  Balance    Avg Rate

Production        $1,348,531   2.60%   $1,344,526   2.60%   $1,333,768   2.60%
Transmission         403,010   2.30       389,011   2.30       378,190   2.28
Distribution         786,488   3.37       736,527   3.15       715,091   3.38
General and Other    187,997   5.46       189,377   5.45       178,648   5.39
  Total In Service 2,726,026   2.94%    2,659,441   2.87%    2,605,697   2.93%
Less accumulated
provision for
depreciation       1,073,722            1,009,387              942,400
   In Service -
      Net         $1,652,304           $1,650,054           $1,663,297

IPC is involved in the ownership and operation of three jointly-owned generating facilities. The Consolidated Statements of Income include IPC's proportionate share of direct operation and maintenance expenses applicable to the projects.

Each facility and extent of IPC participation as of December 31, 1999 are as follows:

                                         Company Ownership
                                              Accumulated
                                  Electric    Provision
 Name of Plant      Location      Plant In       for
                                   Service    Depreciation     %   MW
                                       (Thousands of Dollars)
Jim Bridger       Rock Springs,   $ 389,277   $ 198,393       33   708
  Units 1-4       WY
Boardman          Boardman, OR       61,728      33,970       10    53
Valmy Units 1     Winnemucca, NV    300,449     139,101       50   261
  and 2

IPC's wholly owned subsidiary, Idaho Energy Resources Company, is a joint venturer in Bridger Coal Company, which operates the mine supplying coal for the Jim Bridger steam generation plant. Coal purchased by IPC from the joint venture amounted to $41.9 million in 1999, $46.2 million in 1998 and $40.7 million in 1997.

IPC has contracts to purchase the energy from five PURPA
Qualified Facilities that are 50 percent owned by Ida-West Energy
Company, a wholly owned subsidiary of the Company. Power purchased from these facilities amounted to $8.8 in 1999, $8.7 million in 1998 and $9.8 million in 1997.


11.  INDUSTRY SEGMENT INFORMATION:

The Company operates an electric utility involving the generation, transmission, distribution, purchase and sale of electricity. The Company's primary non-utility segments involve electricity and natural gas trading, independent power projects, energy-related products and services, renewable energy products, fuel-cell technology, and home security, internet and satellite television services.

The following table summarizes the segment information for the Company's utility operations and the total of all other segments, and reconciles this information to total enterprise amounts:

                            IPC                   Consolida
                                                    ted
                          Utility       Other       Total
                              (Thousands of Dollars)

1999
Revenues                $  658,336    $       -   $  658,336
Income from operations     172,458            -      172,458
Other income                 5,120       26,598       31,718
Interest expense            56,679        4,904       61,583
Income before income
   taxes                   115,327       21,694      137,021
Income taxes                46,395         (723)      45,672
Net income                  68,932        22,417      91,349
Total assets             2,355,907       281,086   2,636,993
Expenditures for long-
   lived assets            112,772        27,192     139,964

1998
Revenues                $  756,410    $        - $   756,410
Income from operations     180,584                   180,584
Other income                 5,909        12,748      18,657
Interest expense            56,646         3,131      59,777
Income before income
   taxes                   129,847         3,959     133,806
Income taxes                47,552        (2,922)     44,630
Net income                  82,295         6,881      89,176
Total assets             2,251,077       200,543   2,451,620
Expenditures for long-
   lived assets             91,803        19,205     111,008

1997
Revenues                $  605,183    $        -  $  605,183
Income from operations     180,731             -     180,731
Other income                 3,894        14,379      18,273
Interest expense            57,653         2,605      60,258
Income before income
   taxes                   126,972         6,598     133,570
Income taxes                47,618        (1,146)     46,472
Net income                  79,354         7,744      87,098
Total assets             2,272,752       179,064   2,451,816
Expenditures for long-
   lived assets             98,219        17,457     115,676





INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Shareowners
IDACORP, Inc.
Boise, Idaho

We have audited the accompanying consolidated balance sheets and statements of capitalization of IDACORP, Inc. and its subsidiaries as of December 31, 1999, 1998 and 1997, and the related consolidated statements of income, cash flows, retained earnings and comprehensive income for the years then ended. Our audits also include the consolidated financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IDACORP, Inc. and subsidiaries at December 31, 1999, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Boise, Idaho
January 31, 2000


(This page intentionally left blank)








Idaho Power Company
Consolidated Statements of Income

                                    Year Ended December 31,
                                   1999       1998       1997
                                     (Thousands of Dollars)

REVENUES:
     General business              $516,148  $514,856   $480,458
     Off system sales               119,785   214,418    100,554
     Other revenues                  22,403    27,136     24,171
          Total revenues            658,336   756,410    605,183

EXPENSES:
     Operation:
          Purchased power           106,344   185,271     79,898
          Fuel expense               86,617    86,237     71,271
          Power cost adjustment        (502)   21,866     (6,032)
          Other                     151,800   145,374    137,458
     Maintenance                     42,067    41,872     48,722
     Depreciation                    77,833    74,481     71,973
     Taxes other than income taxes   21,719    20,725     21,162
               Total expenses       485,878   575,826    424,452

INCOME FROM OPERATIONS              172,458   180,584    180,731

OTHER INCOME:
     Allowance for equity funds
       used during construction       1,667       300         34
     Energy marketing activities -
       Net                           23,206     7,429      2,837
     Other - Net                      6,369    12,364     15,402
               Total other income    31,242    20,093     18,273

INTEREST CHARGES:
     Interest on long-term debt      54,150    52,270     53,215
     Other interest                   7,864     8,323      7,546
     Allowance for borrowed funds
       used during construction      (1,392)     (900)      (503)

          Total interest charges     60,622    59,693     60,258


INCOME BEFORE INCOME TAXES          143,078   140,984    138,746

INCOME TAXES                         45,550    45,065     46,472

NET INCOME                           97,528    95,919     92,274
     Dividends on preferred stock     5,572     5,658      5,176

EARNINGS ON COMMON STOCK           $ 91,956  $ 90,261   $ 87,098

The accompanying notes are an integral part of these statements.




Idaho Power Company
Consolidated Balance Sheets

Assets

                                             December 31,
                                     1999          1998        1997
                                        (Thousands of Dollars)

ELECTRIC PLANT:
     In service (at original cost) $2,726,026    $2,659,441    $2,605,697
     Accumulated provision for
       depreciation                (1,073,722)   (1,009,387)     (942,400)
          In service - Net          1,652,304     1,650,054     1,663,297
     Construction work in progress     88,348        58,904        51,892
     Held for future use                1,742         1,738         1,738

         Electric plant - Net       1,742,394     1,710,696     1,716,927

INVESTMENTS AND OTHER PROPERTY        117,759       105,600        97,065

CURRENT ASSETS:
     Cash and cash equivalents         95,038        20,029         6,905
     Receivables:
          Customer                     83,412       102,653       105,204
          Allowance for
            uncollectible accounts     (1,397)       (1,397)       (1,397)
          Notes                           345           467         4,613
          Employee notes                4,105         4,510         4,757
          Related parties                 195         3,164             -
          Other                         7,095         5,338         8,854
     Energy marketing assets           29,096             -             -
     Accrued unbilled revenues         31,994        34,610        33,312
     Materials and supplies (at
       average cost)                   28,960        30,143        29,156

     Fuel stock (at average cost)       9,329         7,096         7,172
     Prepayments                       16,054        16,011        15,381
     Regulatory assets associated
        with income taxes                 893         2,965         3,164

          Total current assets        305,119       225,589       217,121

DEFERRED DEBITS:
     American Falls and Milner
        water rights                   31,585         1,830        32,055
     Company-owned life insurance      40,480        35,149        51,915
     Regulatory assets associated
        with income taxes             214,782       201,465       198,521
     Regulatory assets - other         52,759        62,013        90,239
     Other                             54,496        49,448        47,973
        Total deferred debits         394,102       379,905       420,703

               TOTAL               $2,559,374    $2,421,790    $2,451,816

The accompanying notes are an integral part of these statements.


Idaho Power Company
Consolidated Balance Sheets

Capitalization and Liabilities

                                               December 31,
                                        1999      1998       1997
                                          (Thousands of Dollars)
CAPITALIZATION:
     Common stock equity:
          Common stock, $2.50 par
            value (50,000,000 shares
            authorized; 37,612,351
            shares outstanding)       $ 94,031  $  94,031    $ 94,031
          Premium on capital stock     362,203    362,156     362,328
          Capital stock expense         (3,819)    (3,823)     (3,840)
          Retained earnings            274,181    252,137     259,299
          Accumulated other
            comprehensive income         1,534        226           -

          Total common stock equity    728,130    704,727     711,818

     Preferred stock                   105,811    105,968     106,697

     Long-term debt                    821,558    815,937     746,142

          Total capitalization       1,655,499  1,626,632   1,564,657

CURRENT LIABILITIES:
     Long-term debt due within one
        year                            89,101      6,029      33,998
     Notes payable                      19,757     38,508      57,516
     Accounts payable                   95,125    101,108     111,938
     Notes and accounts payable to
       related parties                  10,076         28            -
     Energy marketing liabilities       25,594          -            -
     Taxes accrued                      21,773     25,164       24,295
     Interest accrued                   19,122     18,364       17,918
     Deferred income taxes                 893      2,965        3,164
     Other                              16,069     12,117       13,703

          Total current liabilities    297,510    204,283      262,532

DEFERRED CREDITS:
 Regulatory liabilities associated
   with deferred investment
   tax credits                          67,433     69,396       70,196
 Deferred income taxes                 428,923    420,268      423,736
 Regulatory liabilities
   associated with income taxe          33,817     28,075       34,072
 Regulatory liabilities -
   other                                 3,363      4,161          509
 Other                                  72,829     68,975       96,114

    Total deferred credits             606,365    590,875      624,627


COMMITMENTS AND CONTINGENT
     LIABILITIES

               TOTAL                $2,559,374 $2,421,790  $2,451,816

The accompanying notes are an integral part of these statements.





Idaho Power Company
Consolidated Statements of Capitalization
                                                December 31,
                                  1999     %    1998    %    1997       %
                                           (Thousands of Dollars)
COMMON STOCK EQUITY
Common stock                     $   94,031     $   94,031      $   94,031
     Premium on capital stock       362,203        362,156         362,328
     Capital stock expense           (3,819)        (3,823)         (3,840)
     Retained earnings              274,181        252,137         259,299
     Accumulated other
       comprehensive income           1,534            226               -
          Total common stock
            equity                  728,130  44    704,727  43     711,818   45

PREFERRED STOCK
     4% preferred stock              15,811         15,968          16,697
     7.68% Series, serial
        preferred stock              15,000         15,000          15,000
     7.07% Series, serial
        preferred stock              25,000         25,000          25,000
     Auction rate preferred
        stock                        50,000         50,000          50,000
          Total preferred stock     105,811   6    105,968   7     106,697    7

LONG-TERM DEBT
     First mortgage bonds:
          5.33 %Series due 1998           -              -          30,000
          8.65 %Series due 2000      80,000         80,000          80,000
          6.93 % Series due 2001     30,000         30,000          30,000
          6.85 % Series due 2002     27,000         27,000          27,000
          6.40 % Series due 2003     80,000         80,000          80,000
          8    %Series due 2004      50,000         50,000          50,000
          5.83 % Series due 2005     60,000         60,000               -
          7.20 % Series due 2009     80,000              -               -
          Maturing 2021 through
            2031 with rates ranging
            from 7.5% to 9.52%      230,000        230,000         230,000
          Total first mortgage
            bonds                   637,000        557,000         527,000
     Amount due within one year     (80,000)             -         (30,000)
          Net first mortgage
            bonds                   557,000        557,000         497,000
     Pollution control revenue
        bonds:
          7.25%Series due 2008        4,360          4,360           4,360
          8.30%Series 1984 due       49,800         49,800          49,800
            2014
          6.05%Series 1996A due      68,100         68,100          68,100
            2026
          Variable Rate Series
            1996B due 2026           24,200         24,200          24,200
          Variable Rate Series
            1996C due 2026           24,000         24,000          24,000
          Total pollution
            control revenue bonds   170,460        170,460         170,460
     REA notes                        1,415          1,489           1,561
          Amount due within one
            year                        (76)           (74)            (72)
               Net REA notes          1,339          1,415           1,489
     American Falls bond
        guarantee                    19,885         20,130          20,355
     Milner Dam note guarantee       11,700         11,700          11,700
     Debt related to investments
        in affordable housing with
        rates ranging from 6.03%
        to 8.77% due 2000 to 2010    71,183         62,103          46,385
          Amount due within one
            year                     (9,025)        (5,955)         (3,926)
               Net affordable
                  housing debt       62,158         56,148          42,459
     Other subsidiary debt              457            623           4,316
     Unamortized
        premium/discount - Net       (1,441)        (1,539)         (1,637)

           Total long-term debt     821,558  50    815,937  50     746,142   48

TOTAL CAPITALIZATION             $1,655,499 100 $1,626,632 100  $1,564,657  100


The accompanying notes are an integral part of these statements.


Idaho Power Company
Consolidated Statements of Cash Flows
                                        Year Ended December 31,
                                   1999           1998        1997
                                    (Thousands of Dollars)

OPERATING ACTIVITIES:
     Net income                    $ 97,528      $ 95,919    $ 92,274
     Adjustments to reconcile net
        income to net cash:
        Unrealized gains from
           energy marketing
           activities                (3,502)            -           -
        Depreciation &
          amortization               95,154        87,044      80,485
          Deferred taxes and
            investment tax credits   (1,747)      (10,127)      5,978
          Accrued PCA costs            (891)       21,658      (7,038)
          Change in:
            Accounts receivable and
              prepayments              (489)        1,985     (69,589)
            Accrued unbilled revenue  2,616        (1,298)     (5,603)
            Materials and supplies
              and fuel stock         (1,050)         (911)        (57)
            Accounts payable         28,397       (10,658)     75,731
            Taxes accrued            (3,391)        1,312       6,991
            Other current
              assets and
              liabilities             4,710         (857)       3,296
          Other - net                (3,490)     (10,340)      (5,562)
     Net cash provided by
       operating activities         213,845      173,727      176,906

INVESTING ACTIVITIES:
     Additions to utility plant    (108,498)     (89,644)     (95,633)
     Investments in affordable
       housing projects             (19,554)     (19,139)     (17,021)
     Investments in company -
       owned life insurance          (5,862)           -            -
     Other - net                     (3,066)         867       (1,302)
          Net cash used in
           investing activities    (136,980)    (107,916)     (113,956)

FINANCING ACTIVITIES:
     Proceeds from issuance of:
          First mortgage bonds       80,000       60,000             -
          Long-term debt related
            to affordable housing
            projects                 18,730       20,556        12,984
     Retirement of:
          Subsidiary long-term debt    (165)      (3,316)       (4,700)
          Long-term debt related to
            affordable housing
            projects                 (9,650)      (4,838)            -
          First mortgage bonds            -      (30,000)            -
     Dividends on common stock      (69,912)     (69,889)      (69,887)
     Dividends on preferred stock    (5,572)      (5,658)       (5,176)
     Increase (decrease) in short-
       term borrowings              (14,607)     (18,992)        3,500
     Other - net                       (680)        (550)         (694)
          Net cash used in
            financing activities     (1,856)     (52,687)      (63,973)

Net increase (decrease) in cash
   and cash equivalents              75,009       13,124        (1,023)

Cash and cash equivalents at
   beginning of period               20,029        6,905         7,928

Cash and cash equivalents at end
   of period                       $ 95,038     $ 20,029      $  6,905

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
     Cash paid during the period for:
          Income taxes             $ 50,532     $ 55,527      $ 41,786
          Interest (net of amount
            capitalized)           $ 55,186     $ 53,806      $ 53,319
     Net assets of affiliates
       transferred to parent              -     $ 27,534            -
The accompanying notes are an integral part of these statements.


Idaho Power Company
Consolidated Statements of Retained Earnings

                                    Year Ended December 31,
                                    1999        1998        1997
                                     (Thousands of Dollars)

RETAINED EARNINGS, BEGINNING OF
YEAR                               $252,137    $259,299    $242,088

NET INCOME                           97,528      95,919      92,274

     Total                          349,665     355,218     334,362

DIVIDENDS
     Common stock ($1.86 per
        share)                      (69,912)    (69,889)    (69,887)
     Preferred stock                 (5,572)     (5,658)     (5,176)

TRANSFER TO IDACORP, INC.                 -     (27,534)          -

RETAINED EARNINGS, END OF YEAR     $274,181    $252,137    $259,299

The accompanying notes are an integral part of these statements.



Consolidated Statements of Comprehensive Income

                                    Year Ended December 31,
                                    1999      1998      1997
                                     (Thousands of Dollars)

NET INCOME                         $ 97,528   $ 95,919   $ 92,274

OTHER COMPREHENSIVE INCOME:
     Unrealized gains on
       securities (net of tax
       of $677 and $2,185)            1,017      3,385           -
     Minimum pension liability
       adjustment (net of tax
       of $189 and( $2,054))            291     (3,159)          -

TOTAL COMPREHENSIVE INCOME         $ 98,836   $ 96,145    $ 92,274

The accompanying notes are an integral part of these statements.




Idaho Power Company


Notes to the Consolidated Financial Statements
On October 1, 1998, IDACORP, Inc. (IDACORP) became the parent of Idaho Power Company and subsidiaries (IPC). At that time ownership interests in two of IPC's subsidiaries were transferred to IDACORP at book value. IPC's financial statements include the following amounts attributable to the transferred subsidiaries for the periods prior to October 1, 1998:

                                   As of/Year Ended
                                     December 31,
                                   1998        1997
                                    (Thousands of
                                       Dollars)
     Total assets                  $     -     $31,369
     Net assets                          -      23,311
     Net income                      3,024       2,057

On January 1, 2000 IPC's ownership interests in two additional subsidiaries were transferred to IDACORP at book value. IPC's financial statements include the following amounts attributable to these transferred subsidiaries for the periods prior to January 1, 2000:

                                    As of/Year Ended
                                      December 31,
                                 1999     1998     1997
                                 (Thousands of Dollars)
           Total assets         $107,996    $90,029    $69,294
           Net assets             22,090     19,706     15,984
           Net income              2,385      2,216      3,362



Except as modified below, the Notes to the Consolidated Financial
Statements of IDACORP included in this 1999 Annual Report on Form
10-K are incorporated herein by reference insofar as they relate to Idaho Power Company.

     Note 1 - Summary of Significant Accounting Policies
     Note 3 - Common Stock
     Note 4 - Preferred Stock of Idaho Power Company
     Note 5 - Long-Term Debt
     Note 7 - Notes Payable
     Note 8 - Commitments and Contingent Liabilities
     Note 9 - Benefit Plans
     Note 10 - Electric Plant in Service and Jointly-Owned
               Projects



Note 1 -  Derivative Financial Instruments
The following table shows a summary of the notional amounts of IPC's forward exposure as of December 31, 1999. The maximum term related to any forward position is two years.

                                Electricity
                                   MWh's
     Payable                       4,739
     Receivable                    6,079





The following table displays the fair value of IPC's energy marketing assets and liabilities (all electricity) at December
31, 1999, and the average values for the year ended December 31, 1999 (in thousands of dollars):

    1999 End of Year Balance     1999 Average Balance
       Assets    Liabilities      Assets    Liabilities
     $  29,096    $  25,594     $  40,450    $  43,320


The gain in fair value of energy trading contract positions
(including electricity forwards, futures, options and swaps) included in income before income taxes for the year ended
December 31, 1999 was $23.2 million.


Note 2 - Income Taxes
IPC has settled Federal and Idaho tax liabilities on all open years through the 1995 tax year except for amounts related to a partnership which have been, in management's opinion, adequately accrued.

A reconciliation between the statutory federal income tax rate and the effective rate is as follows:

                                  1999      1998       1997
                                    (Thousands of Dollars)

     Computed income taxes based
       on statutory federal
       income tax rate            $ 50,077   $ 49,344  $ 48,561
     Change in taxes resulting
       from:
          Investment tax credits    (3,032)    (2,934)   (2,887)
          Repair allowance          (2,800)    (2,800)   (2,800)
          Settlement of prior
            years tax returns         (478)    (1,965)       23
          Current state income
            taxes                    5,833      6,309     3,587
          Depreciation               7,292      5,237     5,766
          Affordable housing tax
             credits                (9,529)    (6,880)   (4,519)
          Other                     (1,813)    (1,246)   (1,259)
     Total provision for federal
       and state income taxes     $ 45,550   $ 45,065  $ 46,472
     Effective tax rate               31.8%      32.0%     33.5%

The provision for income taxes consists of the following:

                                   1999       1998      1997
                                      (Thousand of Dollars)

     Income taxes currently payable:
          Federal                $ 38,169     $ 45,909    $ 35,038
          State                     9,128        9,283       5,456
               Total               47,297       55,192      40,494
     Income taxes deferred - Net
       of amortization:
          Federal                   2,246       (8,006)      6,717
          State                    (2,030)      (1,321)        348
               Total                  216       (9,327)      7,065
     Investment tax credits:
          Deferred                  1,069        2,134       1,800
          Restored                 (3,032)      (2,934)     (2,887)
               Total               (1,963)        (800)     (1,087)
     Total provision for income
       taxes                     $ 45,550     $ 45,065    $ 46,472










The tax effects of significant items comprising the Company's net deferred tax liability are as follows:

                                     1999        1998        1997
                                      (Thousands of Dollars)

     Deferred tax assets:
          Regulatory liabilities   $ 33,817     $ 28,075    $ 34,072
          Advances for construction   9,646       10,401      18,665
          Other                      18,890       20,457      16,536
               Total                 62,353       58,933      69,273
     Deferred tax liabilities:
          Electric plant            249,597      247,270     251,938
          Regulatory assets         215,675      204,430     201,685
          Conservation programs      17,396       16,866      14,377
          Other                       9,501       13,600      28,173
               Total                492,169      482,166     496,173

     Net deferred tax liabilities  $429,816     $423,233    $426,900


Note 6 - Fair Value of Financial Instruments
The estimated fair value of the Company's financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and cash equivalents, customer and other receivables, notes payable, accounts payable, interest accrued, and taxes accrued are reported at their carrying value as these are a reasonable estimate of their fair value. The estimated fair values for long-term debt and investments are based upon quoted market prices of the same or similar issues or discounted cash flow analyses as appropriate.

The total estimated fair value of the Company's debt was approximately $898.1 million in 1999, $877.4 million in 1998,
and $801.8 million in 1997.   Included in investments and other
property were financial instruments totaling $11.9 million in 1999, $0.0 in 1998, and $16.5 million in 1997. Estimated fair value of these instruments was $11.8 million in 1999, $0.0 in 1998, and $19.9 million in 1997.


Note 11 - Industry Segment Information
IPC is predominantly a one operating segment company with its regulated electric operations being the most dominant segment. IPC's primary business is the generation, transmission, distribution, purchase and sale of electricity. The Company's primary non-utility segments involve electricity trading and renewable energy products.


The following table summarizes the segment information for IPC's regulated electric operations and the total of all other segments, and reconciles this information to total enterprise amounts:

                         Regulated
                         Electric                    Consolidated
                        Operations       Other        Total
                                (Thousands of Dollars)
1999
Revenues                $  658,336     $        -     $  658,336
Income from operations     172,458              -        172,458
Other income                 5,120         26,122         31,242
Interest expense            56,679          3,943         60,622
Income before income
   taxes                   120,899         22,179        143,078
Income taxes                46,395           (845)        45,550
Net income                  74,504         23,024         97,528
Total assets             2,355,907        203,467      2,559,374
Expenditures for long-
   lived assets            112,772         22,685        135,457

1998
Revenues                $  756,410     $        -     $  756,410
Income from operations     180,584              -        180,584
Other income                 5,909         14,184         20,093
Interest expense            56,646          3,047         59,693
Income before income
   taxes                   135,505          5,479        140,984
Income taxes                47,552         (2,487)        45,065
Net income                  87,953          7,966         95,919
Total assets             2,251,077        170,713      2,421,790
Expenditures for long-
   lived assets             91,803         19,197        111,000

1997
Revenues                $  605,183     $        -     $  605,183
Income from operations     180,731              -        180,731
Other income                 3,894         14,379         18,273
Interest expense            57,653          2,605         60,258
Income before income
   taxes                   132,148          6,598        138,746
Income taxes                47,618         (1,146)        46,472
Net income                  84,530          7,744         92,274
Total assets             2,272,752        179,064      2,451,816
Expenditures for long-
   lived assets             98,219         17,457        115,676

Substantially all of the Company's revenues come from the sale of electricity and related services, predominately in the United States. The Company also trades electricity and sells renewable energy products and other miscellaneous services. Revenues from these operations are not significant.



INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Shareowner of
Idaho Power Company
Boise, Idaho

We have audited the accompanying consolidated balance sheets and statements of capitalization of Idaho Power Company and its subsidiaries as of December 31, 1999, 1998 and 1997, and the related consolidated statements of income, cash flows, retained earnings, and comprehensive income for the years then ended. Our audits also included the consolidated financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Idaho Power Company and subsidiaries at December 31, 1999, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Boise, Idaho
January 31, 2000
SUPPLEMENTAL FINANCIAL INFORMATION, UNAUDITED

QUARTERLY FINANCIAL DATA:
The following unaudited information is presented for each quarter of 1999, 1998 and 1997 (in thousands of dollars, except for per share amounts). In the opinion of the Companies, all adjustments necessary for a fair statement of such amounts for such periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Accordingly, earnings information for any three-month period should not be considered as a basis for estimating operating results for a full fiscal year. Amounts are based upon quarterly statements and the sum of the quarters may not equal the annual amount reported.

IDACORP, INC.                             Quarter Ended
                           March 31    June 30   September 30 December 31

1999
     Revenues              $174,149     $165,072   $161,978   $157,136
     Income from
       operations            59,829       39,724     39,942     32,963
     Income taxes            16,700       10,525     10,574      7,874
     Net income              29,501       21,242     22,019     18,588
     Earnings per share
       of common stock         0.78         0.56       0.59       0.49

1998
     Revenues              $170,913     $167,132   $230,200   $188,164
     Income from
       operations            55,769       39,097     44,037     41,681
     Income taxes            13,125        9,213     12,392      9,900
     Net income              28,050       20,351     22,305     18,468
     Earnings per share
       of common stock         0.75         0.54       0.59       0.49

1997
     Revenues              $145,735     $147,133   $159,702   $152,614
     Income from
       operations            58,459       41,019     41,889     39,365
     Income taxes            16,361        9,126     10,715     10,270
     Net income              28,986       19,377     19,719     19,018
     Earnings per share
       of common stock         0.77         0.52       0.52       0.51



Idaho Power Company                      Quarter Ended
                           March 31     June 30  September 30  December 31
1999
     Revenues              $174,149     $165,072   $161,978   $157,136
     Income from
       operations            59,829       39,724     39,942     32,963
     Income taxes            16,582       10,479     10,419      8,071
     Net income              30,784       22,796     23,371     20,576
     Dividends on
       preferred stock        1,368        1,352      1,401      1,451
     Earnings on common
       stock                 29,416       21,444     21,970     19,125

1998
     Revenues              $170,913     $167,132   $230,200   $188,164
     Income from
       operations            55,769       39,097     44,037     41,681
     Income taxes            13,125        9,213     12,392     10,335
     Net income              29,455       21,768     23,715     20,979
     Dividends on
       preferred stock        1,405        1,417      1,410      1,426
     Earnings on common
       stock                 28,050       20,351     22,305     19,553

1997
     Revenues              $145,735     $147,133   $159,702   $152,614
     Income from
       operations            58,459       41,019     41,889     39,365
     Income taxes            16,361        9,126     10,715     10,270
     Net income              30,380       20,042     21,141     20,715
     Dividends on
       preferred stock        1,394          665      1,422      1,696
     Earnings on common
       stock                 28,986       19,377     19,719     19,018



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


PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
FORM
           8-K
(a) Please refer to Item 8, "Financial Statements and Supplementary Data" for a complete listing of all consolidated financial statements and financial statement schedules.
(b) Reports on SEC Form 8-K. The following Report on Form 8-K was filed for the three months ended December 31, 1999
         Items Reported              Date of Report     Filed by
         Item 7 - Financial          November 17,1999   IPC
         Statements and Exhibits

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

*3(b)        33-41166     4(b)       Waiver resolution to Restated
                                     Articles of Incorporation of IPC
                                     adopted by Shareholders on May 1,
                                     1991.

*3(c)        1-3198       4(b)       By-laws of IPC amended on September
             Form 10-Q               9, 1999, and presently in effect.

*3(d)        33-56071     3(d)       Articles of Share Exchange, as  filed
                                     with  the Secretary of State of Idaho
                                     on September 29, 1998.

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

*3(h)        1-14465      3(c)       Amended  Bylaws of IDACORP,  Inc.  as
             Form 10-Q               of July 8, 1999.
             for 6/30/99

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

*4(e)        1-14465      4          Rights Agreement, dated as of
             Form 8-K                September 10, 1998, between IDACORP,
             dated                   Inc. and the Bank of New York as
             September               Rights Agent.
             15, 1998

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


*10(h)(i) 1  1-3198       10(n)(i)   The Revised Security Plan for Senior
             Form 10-K               Management Employees - a non-
             for 1994                qualified, deferred compensation
                                     plan effective August 1, 1996..

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

10(h)(iv) 1  1-14465      10(h)(iv)  The Revised Security Plan for Board
             1-3198                  of Directors - a non-qualified,
             Form 10-K               deferred compensation plan effective
             for 1998                August 1, 1996,  revised March 2,
                                     1999.

*10(h)(v)    1-3198       10(e)      IDACORP, Inc. Non-Employee Directors
             Form 10-Q               Stock Compensation Plan as of May
             for 6/30/99             17, 1999.

*10(h)(vi)   1-3198       10(y)      Executive Employment Agreement dated
             Form 10-K               November 20, 1996 between IPC and
             for 1997                Richard R. Riazzi.

*10(h)(vii)  1-3198       10(g)      Executive Employment Agreement dated
             Form 10-Q               April 12, 1999 between IPC and
             for 6/30/99             Marlene Williams.

*10(h)(viii) 1-14465      10(h)      Agreement between IDACORP, Inc. and
             Form 10-Q               Jan B. Packwood, J. LaMont Keen,
             for 9/30/99             James C. Miller, Richard Riazzi,
                                     Darrel T. Anderson, Bryan Kearney,
                                     Cliff N. Olson, Robert W. Stahman
                                     and Marlene K. Williams.

10(h)(ix) 1                          IDACORP, Inc. 2000 Long-Term
                                     Incentive and Compensation Plan.

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

12(g) Statement Re: Computation of Supplemental Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements. (IPC)

21                                   Subsidiaries of IDACORP, Inc. and
                                     IPC.

23                                   Independent Auditors' Consent.

27(a)                                Financial Data Schedule for IDACORP,
                                     Inc.

27(b)                                Financial Data Schedule for IPC.






IDACORP, Inc.
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 1999, 1998 and 1997

Column A                   Column B       Column C      Column D Column E
                                         Additions
                                              Charged
                          Balance   Charged  (Credited)           Balance
                            At        to      to Other Deductions  At End
Classification           Beginning  Income    Accounts    (1)       Of
                         Of Period                                Period
                                     (Thousands of Dollars)

1999:
Reserves Deducted From
Applicable Assets:
    Reserve for
    uncollectible
    accounts             $ 1,397    $     -   $ 3,162(2) $ 3,162    $ 1,397
  Other Reserves:
    Rate refunds         $ 5,356    $10,543   $     -    $ 7,006    $ 8,893
    Injuries and
      damages reserve    $ 1,500    $     -   $     -    $     -    $ 1,500
    Miscellaneous
      operating
      reserves           $ 6,907    $ 3,242   $     -    $ 1,676    $ 8,473

1998:
Reserves Deducted From
  Applicable Assets:
    Reserve for
      uncollectible
      accounts           $ 1,397    $     -   $ 3,299(2) $ 3,299    $ 1,397
  Other Reserves:
     Rate refunds        $ 8,740    $ 4,188   $     -    $ 7,572    $ 5,356
     Injuries and damages
       reserve           $ 1,500    $     -   $     -    $     -    $ 1,500
     Miscellaneous
       operating
       reserves          $ 8,388    $   512   $     -    $ 1,993    $ 6,907

1997:
Reserves Deducted From
  Applicable Assets:
    Reserve for
      uncollectible
      accounts           $ 1,394    $     -   $ 3,384(2) $ 3,381    $ 1,397
  Other Reserves:
  Rate refunds           $ 4,873    $ 8,740   $     -    $ 4,873    $ 8,740
  Injuries and damages
    reserve              $ 1,500    $     -   $     -    $     -    $ 1,500
  Miscellaneous
    operating
    reserves             $ 1,774    $   592   $ 7,245    $ 1,223    $8,388

Notes:    (1)  Represents deductions from the reserves for purposes
               for which the reserves were created.
          (2)  Represents collections of accounts previously written off.


IDAHO POWER COMPANY
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 1999, 1998 and 1997

Amounts for Idaho Power Company are same as the above Schedule II for IDACORP, Inc.


SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         IDACORP, Inc.
                         (Registrant)

                         March 16, 2000 By: /s/Jan B. Packwood
                                             Jan B. Packwood
                                             President, Chief
                                             Executive Officer and
                                             Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Jon H. Miller              /s/      Chairman of the Board  March 16,
                                                                      2000
        Jon H. Miller


By: /s/ Jan B. Packwood            /s/      President and Chief       "
                                            Executive
        Jan B. Packwood                     Officer and Director

By: /s/ J. LaMont Keen             /s/      Senior Vice President,      "
                                            Administration
        J. LaMont Keen                      and Chief Financial
                                            Officer
                                            (Principal Financial
                                            Officer)

By: /s/ Darrel T. Anderson         /s/      Vice President, Finance     "
                                            and Treasurer
        Darrel T. Anderson                  (Principal Accounting
                                            Officer)

By: /s/ Rotchford L. Barker    By: /s/ Jack K. Lemley                "
        Rotchford L. Barker            Jack K. Lemley
        Director                       Director

By: /s/ Robert D. Bolinder     By: /s/ Evelyn Loveless               "
        Robert D. Bolinder             Evelyn Loveless
        Director                       Director

By: /s/ Roger L. Breezley      By: /s/ Peter S. O'Neill              "
        Roger L. Breezley              Peter S. O'Neill
        Director                       Director

By: /s/ John B. Carley         By: /s/ Robert A. Tinstman            "
        John B. Carley                 Robert A. Tinstman
        Director                       Director

By: /s/ Peter T. Johnson                                             "
        Peter T. Johnson
        Director



SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         IDAHO POWER COMPANY
                                         (Registrant)

March 16, 2000                           By:  /s/Jan B. Packwood
                                         Jan B. Packwood
                                         President, Chief Executive
                                         Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Jon H. Miller              /s/     Chairman of the Board   March 16,
                                                                     2000
        Jon H. Miller


By: /s/ Jan B. Packwood            /s/     President and Chief        "
                                           Executive
        Jan B. Packwood                    Officer and Director

By: /s/ J. LaMont Keen             /s/     Senior Vice President,      "
                                           Administration
        J. LaMont Keen                     and Chief Financial
                                           Officer
                                           (Principal Financial
                                           Officer)

By: /s/ Darrel T. Anderson         /s/     Vice President, Finance      "
                                           and Treasurer
        Darrel T. Anderson                 (Principal Accounting
                                           Officer)

By: /s/ Rotchford L. Barker    By: /s/  Jack K. Lemley                 "
        Rotchford L. Barker             Jack K. Lemley
        Director                        Director

By: /s/ Robert D. Bolinder     By: /s/  Evelyn Loveless                "
        Robert D. Bolinder              Evelyn Loveless
        Director                        Director

By: /s/ Roger L. Breezley      By: /s/  Peter S. O'Neill               "
        Roger L. Breezley               Peter S. O'Neill
        Director                        Director

By: /s/ John B. Carley         By: /s/  Robert A. Tinstman             "
        John B. Carley                  Robert A. Tinstman
        Director                        Director

By: /s/ Peter T. Johnson                                               "
        Peter T. Johnson
        Director









EXHIBIT INDEX

Exhibit                                                    Page
Number                                                    Number
10(h)(ix)      IDACORP, Inc. 2000 Long-Term
               Incentive and Compensation
               Plan.

12             Statements Re: Computation of
               Ratio of Earnings to Fixed
               Charges.  (IDACORP, Inc.)

12(a)          Statements Re: Computation of
               Supplemental Ratio of
               Earnings to Fixed Charges.
               (IDACORP, Inc.)

12(b)          Statements Re: Computation of
               Ratio of Earnings to Combined
               Fixed Charges and Preferred
               Dividend Requirements.
               (IDACORP, Inc.)

12(c)          Statements Re: Computation of
               Supplemental Ratio of
               Earnings to Combined Fixed
               Charges and Preferred
               Dividend Requirements.
               (IDACORP, Inc.)

12(d)          Statements Re: Computation of
               Ratio of Earnings to Fixed
               Charges.  (IPC)

12(e)          Statements Re: Computation of
               Supplemental Ratio of
               Earnings to Fixed Charges.
               (IPC)

12(f)          Statements Re: Computation of
               Ratio of Earnings to Combined
               Fixed Charges and Preferred
               Dividend Requirements.  (IPC)

12(g)          Statements Re: Computation of
               Supplemental Ratio of
               Earnings to Combined Fixed
               Charges and Preferred
               Dividend Requirements.  (IPC)

21             Subsidiaries of IDACORP, Inc.
               and IPC

23             Independent Auditors'
               Consent.

27(a)          Financial Data Schedule for
               IDACORP, Inc.

27(b)          Financial Data Schedule for
               IPC

_______________________________
1 Compensatory plan
1
1 Compensatory plan
1