Form 10-Q
period 2001-06-30
IDAHO POWER CO; IDACORP INC
filed 2001-08-06
CIK 49648, 1057877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C.  20549

                          FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                             OR

        For the quarterly period ended June 30, 2001

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

  For the transition period from    ______   to     ______

          Exact name of registrants as specified
               in their charters, state of
Commission       incorporation, address of           I.R.S.
  File       principal executive offices,         Employer
 Number           and telephone number          Identification
                                                    Number

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

Yes   X   No

Number of shares of Common Stock outstanding as of June 30, 2001:

IDACORP, Inc.:           37,412,136
Idaho Power Company:     37,612,351 shares, all of which are
                            held by IDACORP, Inc.

This combined Form 10-Q represents separate filings by IDACORP, Inc. and Idaho Power Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Idaho Power
Company makes no representations as to the information relating to IDACORP, Inc.'s other operations.


                            INDEX
                                                        Page
Definitions                                                2

Part I.  Financial Information:
  Item 1.  Financial Statements
     IDACORP, Inc.:
       Consolidated Statements of Income                 3-4
       Consolidated Balance Sheets                       5-6
       Consolidated Statements of Capitalization           7
       Consolidated Statements of Cash Flows               8
       Consolidated Statements of Comprehensive            9
          Income
       Notes to Consolidated Financial Statements      10-18
       Independent Accountants' Report                    19
     Idaho Power Company:
       Consolidated Statements of Income               20-21
       Consolidated Balance Sheets                     22-23
       Consolidated Statements of Capitalization          24
       Consolidated Statements of Cash Flows              25
       Consolidated Statements of Comprehensive           26
          Income
       Notes to Consolidated Financial Statements      27-28
       Independent Accountants' Report                    29

  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                               30-41

  Item 3.  Quantitative and Qualitative Disclosures       41
              about Market Risk

  Item 4.  Submission of Matters to a Vote of          42-43
              Security Holders

Part II.  Other Information:

  Item 6.  Exhibits and Reports on Form 8-K            44-49

Signatures                                             50-51

                         DEFINITIONS

FASB   -  Financial Accounting Standards Board
FERC   -  Federal Energy Regulatory Commission
IPUC   -  Idaho Public Utilities Commission
kWh    -  kilowatt-hour
MAF    -  Million Acre-Feet
MMbtu  -  Million British Thermal Units
MWH    -  Megawatt-hour
OPUC   -  Oregon Public Utility Commission
PCA    -  Power Cost Adjustment
PUCN   -  Public Utility Commission of Nevada
REA    -  Rural Electrification Administration
SFAS   -  Statement of Financial Accounting Standards
IPC    -  Idaho Power Company
IE     -  IDACORP Energy
MW     -  Megawatt
DIG    -  Derivatives Implementation Group
Cal ISO-  California Independent System Operator
CalPX  -  California Power Exchange

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



               PART I - FINANCIAL INFORMATION
                Item 1.  Financial Statements
                        IDACORP, Inc.
              Consolidated Statements of Income

                                           Three Months Ended June 30,
                                            2001           2000
                                         (Thousands of Dollars Except
                                             Per Share Amounts)
OPERATING REVENUES:
 Electric Utility:
  General business                       $ 156,207     $ 139,168
  Off system sales                          58,650        64,054
  Equity in earnings of partnerships         2,392         2,725
  Other revenues                            13,357        10,389
   Total electric utility revenues         230,606       216,336
 Energy marketing                           94,774        38,664
 Other                                       3,846         6,293
   Total operating revenues                329,226       261,293

OPERATING EXPENSES:
 Electric Utility:
  Purchased power                          169,419       101,630
  Fuel expense                              22,351        20,056
  Power cost adjustment                    (68,086)      (21,943)
  Other operations and maintenance          49,609        51,787
  Depreciation                              21,448        19,949
  Taxes other than income taxes              5,409         5,463
   Total electric utility expenses         200,150       176,942
  Energy marketing                          43,512        10,597
  Other                                      8,746         8,932
     Total operating expenses              252,408       196,471

OPERATING INCOME:
 Electric utility                           30,456        39,394
 Energy marketing                           51,262        28,067
 Other                                      (4,900)       (2,639)
   Total operating income                   76,818        64,822

OTHER INCOME:
 Allowance for equity funds used
   during construction                         361           635
 Other - net                                  (135)         (523)
   Total other income                          226           112

INTEREST EXPENSE AND OTHER:
 Interest on long-term debt                 14,768        13,253
 Other interest                              4,286         1,989
 Allowance for borrowed funds used
   during construction                      (1,251)         (525)
 Preferred dividends of Idaho Power
   Company                                   1,292         1,484
   Total interest expense and other         19,095        16,201

INCOME BEFORE INCOME TAXES                  57,949        48,733

INCOME TAXES                                21,861        16,211

NET INCOME                               $  36,088     $  32,522

AVERAGE COMMON SHARES OUTSTANDING
  (000's)                                   37,412        37,612

EARNINGS PER SHARE OF COMMON STOCK
  (basic and diluted)                    $    0.96     $    0.86

 The accompanying notes are an integral part of these statements.



                        IDACORP, Inc.
              Consolidated Statements of Income

                                           Six Months Ended June 30,
                                             2001          2000
                                           (Thousands of Dollars
                                          Except Per Share Amounts)
OPERATING REVENUES:
 Electric Utility:
  General business                       $ 289,328     $ 262,382
  Off system sales                         113,898        99,979
  Equity in earnings of partnerships         5,047         6,711
  Other revenues                            25,438        17,731
   Total electric utility revenues         433,711       386,803
 Energy marketing                          223,265        51,138
 Other                                       6,354        10,846
   Total operating revenues                663,330       448,787

OPERATING EXPENSES:
 Electric Utility:
  Purchased power                          294,706       114,519
  Fuel expense                              47,597        44,715
  Power cost adjustment                   (126,332)      (18,685)
  Other operations and maintenance          98,757        96,033
  Depreciation                              42,399        39,836
  Taxes other than income taxes             10,644        10,890
   Total electric utility expenses         367,771       287,308
  Energy marketing                         133,435        14,528
  Other                                     17,406        16,283
     Total operating expenses              518,612       318,119

OPERATING INCOME:
 Electric utility                           65,940        99,495
 Energy marketing                           89,830        36,610
 Other                                     (11,052)       (5,437)
   Total operating income                  144,718       130,668

OTHER INCOME:
 Allowance for equity funds used
   during construction                         586         1,091
 Gains on sales of assets                    1,605        14,000
 Other - net                                   306         1,551
   Total other income                        2,497        16,642

INTEREST EXPENSE AND OTHER:
 Interest on long-term debt                 28,217        26,415
 Other interest                              8,660         4,686
 Allowance for borrowed funds used
   during construction                      (2,416)       (1,012)
 Preferred dividends of Idaho Power
   Company                                   2,753         2,912
   Total interest expense and other         37,214        33,001

INCOME BEFORE INCOME TAXES                 110,001       114,309

INCOME TAXES                                39,143        39,707

NET INCOME                               $  70,858     $  74,602

AVERAGE COMMON SHARES OUTSTANDING
   (000's)                                  37,414        37,612

EARNINGS PER SHARE OF COMMON STOCK
   (basic and diluted)                   $    1.89     $    1.98

The accompanying notes are an integral part of these statements.




                        IDACORP, Inc.
                 Consolidated Balance Sheets

                           Assets

                                          June 30,     December 31,
                                            2001         2000
                                          (Thousands of Dollars)
CURRENT ASSETS:
 Cash and cash equivalents               $   25,542    $  106,795
 Receivables:
   Customer                                 136,694       243,647
   Allowance for uncollectible
      accounts                              (43,253)      (23,079)
   Employee notes                             4,791         4,742
   Other                                     14,276        15,611
 Energy marketing assets                    593,336     1,060,128
 Derivative assets                           59,320             -
 Taxes receivable                            11,936             -
 Accrued unbilled revenues                   47,539        44,825
 Materials and supplies (at average
   cost)                                     28,562        29,731
 Fuel stock (at average cost)                 7,834         5,105
 Prepayments                                 26,804        24,575
 Regulatory assets associated with
   income taxes                              12,857         8,672
 Regulatory assets - derivatives             84,707        -
   Total current assets                   1,010,945     1,520,752

INVESTMENTS AND OTHER ASSETS                149,873       157,068

PROPERTY, PLANT AND EQUIPMENT:
 Utility plant in service                 2,880,822     2,799,874
 Accumulated provision for
   depreciation                          (1,180,589)   (1,142,572)
   Utility plant in service - net         1,700,233     1,657,302
 Construction work in progress              140,105       136,388
 Utility plant held for future use            2,214         2,167
 Other property, net of accumulated
   depreciation                              17,769         9,179
   Property, plant and equipment -
     net                                  1,860,321     1,805,036

DEFERRED DEBITS:
 American Falls and Milner water
   rights                                    31,585        31,585
 Company-owned life insurance                39,580        39,554
 Energy marketing assets - long-term        261,221        43,556
 Regulatory assets associated with
   income taxes                             194,645       204,880
 Regulatory assets - PCA                    248,112       119,905
 Regulatory assets - long-term
   derivatives                               29,656             -
 Regulatory assets - other                   40,566        45,750
 Other                                       67,922        71,620
   Total deferred debits                    913,287       556,850

      TOTAL                              $3,934,426    $4,039,706

The accompanying notes are an integral part of these statements.






                        IDACORP, Inc.
                 Consolidated Balance Sheets

               Liabilities and Capitalization

                                          June 30,     December 31,
                                            2001         2000
                                          (Thousands of Dollars)
CURRENT LIABILITIES:
 Current maturities of long-term
   debt                                  $   38,889    $   39,774
 Notes payable                              154,500       120,600
 Accounts payable                           188,779       272,376
 Energy marketing liabilities               585,831     1,060,180
 Derivative liabilities                     144,027             -
 Taxes accrued                                    -        15,631
 Interest accrued                            16,737        16,985
 Deferred income taxes                       12,857         8,672
 Other                                       48,733        28,104
   Total current liabilities              1,190,353     1,562,322

DEFERRED CREDITS:
 Deferred income taxes                      537,117       460,464
 Energy marketing liabilities - long-
   term                                     151,714        46,769
 Derivative liabilities - long-term          29,656             -
 Regulatory liabilities associated
   with deferred investment tax credits      65,632        66,050
 Regulatory liabilities associated
   with income taxes                         39,843        40,230
 Regulatory liabilities - other               4,422         4,621
 Other                                       63,794        69,259
   Total deferred credits                   892,178       687,393

LONG-TERM DEBT                              899,619       864,114

COMMITMENTS AND CONTINGENT
  LIABILITIES

PREFERRED STOCK OF IDAHO POWER
  COMPANY                                   104,691       105,066

COMMON STOCK EQUITY:
 Common stock, no par value (shares
   authorized 120,000,000;
   37,612,351 shares issued)                452,087       453,102
 Retained earnings                          406,070       370,126
 Accumulated other comprehensive
   income (loss)                             (2,528)         (921)
 Treasury stock (200,000 and 44,425
   shares at cost, respectively)             (8,044)       (1,496)
   Total common stock equity                847,585       820,811

 TOTAL                                   $3,934,426    $4,039,706

The accompanying notes are an integral part of these statements.








                        IDACORP, Inc.
          Consolidated Statements of Capitalization

                                   June 30,          December 31,
                                     2001      %       2000      %
                                       (Thousands of Dollars)
COMMON STOCK EQUITY:
 Common stock                      $  452,087        $  453,102
 Retained earnings                    406,070           370,126
 Accumulated other
   comprehensive income (loss)         (2,528)             (921)
 Treasury stock                        (8,044)           (1,496)
      Total common stock equity       847,585    46     820,811   46

PREFERRED STOCK OF IDAHO POWER
  COMPANY:
 4% preferred stock                    14,691            15,066
 7.68% Series, serial preferred
   stock                               15,000            15,000
 7.07% Series, serial preferred
   stock                               25,000            25,000
 Auction rate preferred stock          50,000            50,000
      Total preferred stock           104,691     6     105,066    6

LONG-TERM DEBT:
 First mortgage bonds:
   6.93%  Series due 2001              30,000            30,000
   6.85%  Series due 2002              27,000            27,000
   6.40%  Series due 2003              80,000            80,000
   8   %  Series due 2004              50,000            50,000
   5.83%  Series due 2005              60,000            60,000
   7.38%  Series due 2007              80,000            80,000
   7.20%  Series due 2009              80,000            80,000
   6.60%  Series due 2011             120,000                 -
   Maturing 2021 through 2031
     with rates ranging
     from 7.5% to 9.52%               155,000           230,000
      Total first mortgage
        bonds                         682,000           637,000
       Amount due within one
         year                         (30,000)          (30,000)
        Net first mortgage            652,000           607,000
          bonds
 Pollution control revenue
   bonds:
   8.30% Series 1984 due 2014          49,800            49,800
   6.05% Series 1996A due 2026         68,100            68,100
   Variable Rate Series 1996B
     due 2026                          24,200            24,200
   Variable Rate Series 1996C
     due 2026                          24,000            24,000
   Variable Rate Series 2000
     due 2027                           4,360             4,360
      Total pollution control
         revenue bonds                170,460           170,460
 REA notes                              1,301             1,339
   Amount due within one year             (77)              (77)
      Net REA notes                     1,224             1,262
 American Falls bond guarantee         19,885            19,885
 Milner Dam note guarantee             11,700            11,700
 Unamortized premium/discount -
   net                                 (1,071)           (1,330)
      Debt related to
        investments in affordable
        housing with rates ranging
        from 6.03% to 8.59% due
        2001 to 2011                   53,877            64,063
   Amount due within one year          (8,812)           (9,697)
      Net affordable housing
        debt                           45,065            54,366
 Other subsidiary debt                    356               771

      Total long-term debt            899,619    48     864,114   48

TOTAL CAPITALIZATION               $1,851,895   100  $1,789,991  100


 The accompanying notes are an integral part of these statements.




                        IDACORP, Inc.
            Consolidated Statements of Cash Flows

                                          Six Months Ended June 30,
                                            2001         2000
                                          (Thousands of Dollars)
OPERATING ACTIVITIES:
 Net income                              $   70,858    $   74,602
 Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
   Allowance for uncollectible
     accounts                                20,174             -
   Unrealized losses (gains) from
     energy marketing activities           (120,277)        4,434
      Gain on sale of asset                  (1,605)      (14,000)
   Depreciation and amortization             53,741        48,490
   Deferred taxes and investment tax
     credits                                 87,009         6,669
   Accrued PCA costs                       (127,031)      (18,962)
   Undistributed earnings of affiliate        2,021        (6,495)
   Change in:
      Accounts receivable and
        prepayments                         104,616       (46,138)
      Accrued unbilled revenue               (2,714)      (10,403)
      Materials and supplies and fuel
        stock                                (3,623)          119
      Accounts payable                      (82,879)       49,331
      Taxes accrued                         (27,567)        2,394
      Other current assets and
        liabilities                          20,381         7,208
   Other - net                               (1,986)          399
      Net cash provided by (used in)
        operating activities                 (8,882)       97,648

INVESTING ACTIVITIES:
 Additions to property, plant and
   equipment                               (100,755)      (53,838)
 Investments in affordable housing
   projects                                       -       (10,704)
 Proceeds from sales of assets                9,707        17,500
 Other - net                                 (3,498)       (5,809)
   Net cash used in investing
activities                                  (94,546)      (52,851)

FINANCING ACTIVITIES:
 Proceeds from issuance of:
   First mortgage bonds                     120,000             -
   Pollution control revenue bonds                -         4,360
   Long-term debt related to
     affordable housing projects                  -         4,335
 Retirement of:
   First mortgage bonds                     (75,000)      (80,000)
      Long-term debt related to
        affordable housing projects         (10,185)      (10,145)
 Treasury stock acquired                     (6,397)            -
 Dividends on common stock                  (34,914)      (34,921)
 Increase (decrease) in short-term
   borrowings                                33,900         5,701
 Other - net                                 (5,229)       (1,796)
   Net cash provided by (used in)
     financing activities                    22,175      (112,466)

Net decrease in cash and cash
   equivalents                              (81,253)      (67,669)

Cash and cash equivalents at beginning
  of period                                 106,795       111,338

Cash and cash equivalents at end of
  period                                 $   25,542    $   43,669

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
 Cash (received) paid during the
    period for:
   Income taxes                          $  (17,139)   $   23,864
   Interest (net of amount               $   33,528    $   31,204
      capitalized)                       $   25,542    $   43,669

The accompanying notes are an integral part of these statements.






                        IDACORP, Inc.
       Consolidated Statements of Comprehensive Income

                                            Three Months Ended June 30,
                                            2001         2000
                                          (Thousands of Dollars)

NET INCOME                                $ 36,088      $ 32,522

OTHER COMPREHENSIVE INCOME (LOSS):
 Unrealized gains (losses) on
   securities (net of tax of $156 and
   ($184))                                     239           606

TOTAL COMPREHENSIVE INCOME                $ 36,327      $ 33,128

The accompanying notes are an integral part of these statements.






                                          Six Months Ended June 30,
                                            2001         2000
                                          (Thousands of Dollars)

NET INCOME                                $ 70,858      $ 74,602

OTHER COMPREHENSIVE INCOME (LOSS):
 Unrealized gains (losses) on
   securities (net of tax of ($925) and
   ($95))                                   (1,608)          743

TOTAL COMPREHENSIVE INCOME                $ 69,250      $ 75,345

The accompanying notes are an integral part of these statements.





                        IDACORP, Inc.
         Notes to Consolidated Financial Statements

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business
IDACORP, Inc. (IDACORP or the Company) is a holding company whose principal operating subsidiaries are Idaho Power Company (IPC) and IDACORP Energy (IE). IPC is regulated by the FERC and the state regulatory commissions of Idaho, Oregon, Nevada and Wyoming, and is engaged in the generation, transmission, distribution, sale and purchase of electric energy. IPC is the parent of Idaho Energy Resources Co., a joint venturer in Bridger Coal Company, which supplies coal to IPC's Jim Bridger generating plant. IE is a marketer of electricity and natural gas trading in 31 states and two Canadian provinces.

IDACORP's other significant subsidiaries are:

     Ida-West Energy - independent power projects development and management
     IdaTech - developer of integrated fuel cell systems
     IDACORP Financial Services - affordable housing and other real estate investments
     Rocky Mountain Communications (RMC) - commercial and residential Internet service provider
     IDACOMM - provider of telecommunications services
     IDACORP Services - products and services for homes and businesses

Financial Statements
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly its consolidated financial position as of June 30, 2001, and its consolidated results of operations for the three and six months ended June 30, 2001 and 2000 and consolidated cash flows for the six months ended June 30, 2001 and 2000. These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters that would be included in full year financial statements and therefore they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Planned Major Maintenance
The Company records repair and maintenance costs associated with planned major maintenance activities as these costs are incurred.

Regulatory Assets
IPC has $4.9 million of regulatory assets that are not earning a return. These assets are predominately related to reorganization costs and post-employment benefits, and have remaining amortization periods of less than five years.



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

Reclassifications
Certain items previously reported for periods prior to June
30, 2001 have been reclassified to conform with the current period's presentation. Net income and common stock equity were not affected by these reclassifications.

New Accounting Pronouncements
In July 2001 the FASB issued SFAS 141, "Business Combinations," which addresses accounting and reporting for business combinations. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using one method, the purchase method. The Company does not believe the adoption will have a significant affect on its financial statements.

Also in July 2001 the FASB issued SFAS 142 "Goodwill and Other Intangible Assets," which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

2.  INCOME TAXES

The Company's effective tax rate for the first six months increased from 34.7 percent in 2000 to 35.6 percent in 2001.
Reconciliations between the statutory income tax rate and the effective rates are as follows (in thousands of dollars):

                                Six Months Ended June 30,
                                 2001              2000
                             Amount    Rate      Amount    Rate
Computed income taxes
based on
  statutory federal         $ 38,501   35.0%    $ 40,008   35.0%
income tax rate
Changes in taxes
resulting from:
  Investment tax credits      (1,552)  (1.4)      (1,542)  (1.4)
  Repair allowance            (1,400)  (1.3)      (1,400)  (1.2)
  Pension expense               (912)  (0.8)        (950)  (0.8)
  State income taxes           5,179    4.7        5,607    4.9
  Depreciation                 3,799    3.5        3,461    3.0
  Affordable housing tax
     credits                  (6,041)  (5.5)      (5,499)  (4.8)
  Preferred dividends of
     IPC                         964    0.9        1,019    0.9
  Other                          605    0.5         (997)  (0.9)
Total provision for
  federal and state
  income taxes              $ 39,143   35.6%    $ 39,707   34.7%


3.  PREFERRED STOCK OF IDAHO POWER COMPANY:

The number of shares of IPC preferred stock outstanding were as follows:

                                     June 30,      December 31,
                                       2001          2000
Cumulative, $100 par value:
  4% preferred stock (authorized
    215,000 shares)                  146,910       150,656
  Serial preferred stock, 7.68%
     Series (authorized
     150,000 shares)                 150,000       150,000

Serial preferred stock,
  cumulative, without par
  value; total of 3,000,000
  shares authorized:
  7.07% Series, $100 stated
     value, (authorized
     250,000 shares)                 250,000       250,000
  Auction rate preferred stock,
     $100,000 stated value,
     (authorized 500 shares)             500           500


4.  FINANCING:

At June 30, 2001, IPC had regulatory authority to incur up to $500 million of short-term indebtedness. At June 30, 2001, IPC's short term borrowing totaled $75.5 million.

The Company has credit facilities established at both IPC and IDACORP. IPC has a $120 million multi-year revolving credit facility under which it pays a facility fee on the commitment, quarterly in arrears, based on IPC's First
Mortgage Bond rating.  IPC also established on April 27,
2001 a new 364-day credit facility for up to $165 million in support of its ongoing operations. IPC commercial paper may be issued subject to the regulatory maximum.

IDACORP has separately established a $50 million three-year credit facility that expires in December 2001, and a $375 million 364-day credit facility that expires in March 2002.
Under these facilities IDACORP pays a facility fee on the commitment, quarterly in arrears, based on IPC's First
Mortgage Bond rating. At June 30, 2001, short-term borrowing on these facilities totaled $79 million.

The Company currently has a $300 million shelf registration statement that can be used for the issuance of unsecured debt and preferred or common stock. At June 30, 2001, none had been issued.

On March 23, 2000, IPC filed a $200 million shelf registration statement that could be used for First Mortgage Bonds (including medium term notes), unsecured debt, or preferred stock. On December 1, 2000, $80 million principal amount of Secured Medium Term Notes, Series C, 7.38% Series due 2007 were issued. Proceeds were used for the early redemption in January 2001 of the $75 million First Mortgage Bonds 9.50% Series due 2021. On March 2, 2001, $120 million principal amount of Secured Medium Term Notes, Series C, 6.60% Series due 2011 were issued, and proceeds from this issuance were used to reduce short-term borrowing incurred in support of ongoing long-term construction requirements. At June 30, 2001, no amount remained to be issued on this shelf registration statement.

5.  COMMITMENTS AND CONTINGENT LIABILITIES:

Commitments under contracts and purchase orders relating to IPC's program for construction and operation of facilities amounted to approximately $7.4 million at June 30, 2001. Additionally, Ida-West Energy has commitments totaling $30.5 million. The commitments are generally revocable by the Company subject to reimbursement of manufacturers' expenditures incurred and/or other termination charges.

From time to time the Company is party to various legal claims, actions, and complaints, certain of which may involve material amounts. Although the Company is unable to predict with certainty whether or not it will ultimately be successful in these legal proceedings, or, if not, what the impact might be, based upon the advice of legal counsel, management presently believes that disposition of these matters will not have a material adverse effect on the Company's financial position, results of operation, or cash flows.

IE also has approximately $2.1 million in receivables from less-than-investment grade entities at June 30, 2001.

California Energy Situation
As a component of IPC's non-utility energy trading activities in the state of California, IPC, in January 1999, entered into a participation agreement with the California
Power Exchange (CalPX), a California non-profit public benefit corporation. The CalPX operate a wholesale electricity market in California by acting as a clearinghouse through which electricity is bought and sold. Pursuant to the participation agreement, IPC could sell power to the CalPX under the terms and conditions of the CalPX
Tariff. Under the participation agreement, if a particpant in the CalPX exchange defaults on a payment to the exchange, the other participants are required to pay their allocated share of the default amount to the exchange. The allocated shares are based upon the level of trading activity, which includes both power sales and purchases, of each participant during the preceding 3-month period.

On January 18, 2001, the CalPX sent IPC an invoice for $2.2 million - a "default share invoice" - as a result of an alleged Southern California Edison (SCE) payment default of $214.5 million for power purchases. IPC made this payment. On January 24, 2001, IPC terminated the participation agreement. On
February 8, 2001, the CalPX sent a further invoice for $5.2 million, due February 20, 2001, as a result of alleged payment defaults by SCE, Pacific Gas and Electric Company (PG&E), and others. However, because the CalPX owed IPC $11.3 million for power sold to the CalPX in November and December 2000, IPC did not pay the February 8 invoice. IPC essentially discontinued energy trading with California entities in December 2000.

IPC believes that the default invoices were not proper and that IPC owes no further amounts to the CalPX.
IPC intends to pursue all available remedies in its efforts to collect amounts owed to it by the CalPX.

On February 20, 2001, IPC filed a petition with FERC to intervene in a proceeding which requests the FERC to suspend the use of the CalPX charge back methodology and provides for further oversight in the CalPX's implementation of its default mitigation procedures.

A preliminary injunction has been granted by a Federal Judge in the Federal District Court for the Central District of California enjoining the CalPX from declaring any CalPX participant in default under the terms of the CalPX Tariff. On March 9, 2001, the CalPX filed for Chapter 11 protection with the U.S. Bankruptcy Court, Central District of California.

In April 2001, PG&E filed for bankruptcy. The CalPX and the California Independent System Operator (Cal ISO) were also creditors of PG&E. To the extent that PG&E's bankruptcy filing affects the collectibility of our receivables from the CalPX and Cal ISO our receivables from these entities are at greater risk.

Also in April 2001, the FERC issued an order stating that it was establishing price mitigation for sales in the California wholesale electricity market. Subsequently, in its June 19, 2001 Order, the FERC expanded that price mitigation plan to the entire western United States electrically interconnected system. That plan included the potential for orders directing electricity sellers into California since October 2, 2000 to refund portions of their sales prices if the FERC determined that those prices were not just and reasonable, and therefore not in compliance with the Federal Power Act. The June 19th Order also required all buyers and sellers in the Cal ISO market during the subject time-frame, to participate in settlement discussions to explore the potential for resolution of these issues without further FERC action. The settlement discussions failed to bring resolution of the refund issue and as a result, the FERC Chief Judge has submitted a Report and Recommendation to the FERC recommending that the FERC adopt his methodology set forth in his report and set for evidentiary hearing an analysis of the Cal ISO's and the CalPX's spot markets to determine what refunds may be due upon application of that methodology. The Judge recommended that his methodology should be applied to all sellers except those who at the evidentiary hearing are able to demonstrate that their costs exceed the results of the recommended methodology.

On July 25, 2001, the FERC issued an order establishing evidentiary hearing procedures related to the scope and methodology for calculating refunds related to transactions in the spot markets operated by the Cal ISO and the CalPX during the period October 2, 2000 through June 20, 2001.
The Company's marketing and trading subsidiary, IDACORP Energy, will participate in this proceeding. As to potential refunds, if any, the Company believes that its exposure will be more than offset by amounts due it from California entities. In addition, the FERC order established another proceeding to explore whether there may have been unjust and unreasonable charges for spot market sales in the Pacific Northwest during the period December
25, 2000 through June 20, 2001. Regarding the issue of refunds in the Pacific Northwest, IPC will participate in this proceeding. It is difficult to determine the extent of any potential impact at this time because the proceeding is in the early stages and the issues remain to be developed. We will continue to monitor both proceedings to determine the impact on the Company.

Effective June 11, 2001, IPC transferred its wholesale electricity marketing operations to IDACORP Energy L.P. IDACORP Energy is a Delaware limited partnership with IDACORP, Inc. as its sole general partner and IDACORP Energy Services Co., a wholly-owned subsidiary of IDACORP, Inc., as its sole limited partner. (See Note 9 to the Idaho Power Company financial statements and the MD&A, "Other Matters - Energy Marketing".)

Effective with the June 11 transfer, the outstanding receivables and payables with the CalPX and Cal ISO were assigned from IPC to IDACORP Energy. At June 30, 2001, the CalPX and Cal ISO owed $13 million and $31 million respectively for energy sales made to them by IPC in November and December 2000. In addition, at June 30, 2001, IDACORP Energy had accrued but not paid $24 million due to the Cal ISO as an offset to the outstanding receivable.
IDACORP Energy has accrued a reserve of $44 million against these receivables and $7 million of other past due receivables (including less-than-investment-grade receviables).

These reserves were calculated taking into account the continued deterioration of the California energy markets and, for the less-than-investment-grade receivables, by using a model that estimates the probability of default and the estimated recovery amounts of such receivables.

Counsel has been retained in connection with the CalPX and PG&E bankruptcies and FERC proceedings.

Based on the reserves recorded as of June 30, 2001, the Company believes that the future collectibility of these receivables or any potential refunds ordered by the FERC would not have a significant impact on operations or liquidity.

6.  REGULATORY ISSUES:

Idaho Power Cost Adjustment (PCA)
IPC has a PCA mechanism that provides for annual adjustments to the rates IPC charges to Idaho retail customers. These adjustments, which take effect annually in May, are based on forecasts of net power supply expenses. During the year, the difference between actual and forecasted costs is deferred with interest. The balance of this deferral, called a true-up, is then included in the calculation of the next year's PCA adjustment.

In the 2001 PCA, the IPUC authorized IPC to recover approximately $168 million of costs through a rate increase effective May 1, 2001, representing 74 percent of IPC's $227 million request. The increase reflects an average 31.6 percent increase to rates. The IPUC has deferred recovery of the remaining $59 million pending a formal hearing of issues involving IPC's operating and non-operating energy transactions. An expedited review process commenced May 10, 2001 and resolution is expected by September 28, 2001. The IPUC order does not address, and IPC is not accruing, a return on the deferred $59 million, but IPC has earned or paid a return on all previous PCA deferrals and intends to request a return on the deferred portion of this year's PCA. Although the Company is unable to predict the outcome of the IPUC's decision in this matter, the Company expects to be allowed recovery of the deferred $59 million.

Of the $227 million requested by IPC, $185 million related to the true-up of power supply costs incurred in the 2000-
2001 PCA year and $42 million was for recovery of excess power supply costs forecasted in the 2001-2002 PCA year.
The forecast amount, however, underestimates expected power supply costs in light of current water and market conditions; reservoir water is lower than forecast and electricity market prices have been higher than the assumptions used in the forecast.

As part of the May 2001 PCA, the IPUC required IPC to implement a three-tiered rate structure for Idaho residential customers. The IPUC determined that the approved rates for residential customers should increase as a customer's electricity consumption increases. The residential rate increases are 14.4 percent for the first
800 kWh of usage, 28.8 percent for the next 1,200 kWh, and 62 percent for usage over 2,000 kWh.

Oregon Excess Power Costs
IPC filed an application with the OPUC to begin recovering extraordinary power supply costs for 2001 in its Oregon jurisdiction. On June 18, 2001, the OPUC approved new rates that will recover $0.8 million over the next year. Under the provisions of the deferred accounting statute, ORS757.259(6), annual rate recovery of deferred amounts is limited to $0.8 million or 3% of IPC's 2000 gross revenues in Oregon.

7.  DERIVATIVE FINANCIAL INSTRUMENTS:

The Company uses financial instruments such as commodity futures, forwards, options and swaps to manage exposure to commodity price risk in the electricity and natural gas markets. The objective of the Company's risk management program is to mitigate the risk associated with the purchase and sale of electricity and natural gas as well as to optimize its energy marketing portfolio. The accounting for derivative financial instruments that are used to manage risk is in accordance with the concepts established in Emerging Issues Task Force (EITF) 98-10, "Accounting for Contracts Involved in Energy Trading Activities," and SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities."

Energy Trading Contracts
All contracts classified as energy trading contracts, including forward transmission contracts, under the guidance provided by EITF 98-10 that have an open short or long position are marked to market and the resulting change in fair value from the previous period is presented on IDACORP'S Statement of Income in "Energy marketing revenues." The same accounting treatment is applied for all energy trading contracts regardless of whether they are anticipated to be physically scheduled for delivery or net settled. In the settlement month of energy contracts, the gains and losses from settlement are recorded and the previously recognized mark-to-market values are reversed in the same financial statement line item. Transmission costs associated with the physical delivery of energy are reported as "Energy marketing expenses" in the month of settlement.

The fair value of positions recorded on the balance sheet is dependent on the prices and volatility of the energy markets. As such, these items on the balance sheet can fluctuate greatly without large changes in volumes or positions. Cash flows from energy trading contracts are recognized in the statement of cash flows as an operating activity.

Derivative Assets and Liabilities
The Company adopted SFAS 133, as amended, effective January 1, 2001. Contracts company-wide were evaluated based upon the SFAS 133 derivative definitions and requirements. Most of the Company's contracts that meet the derivative definition are the energy trading contracts that were already recorded at fair value under EITF 98-10 as discussed above. Most of the remaining energy contracts meet the definition of a normal purchase or sale as described in SFAS 138 and therefore are not considered derivatives. However, IPC has certain electricity contracts that are periodically net settled with the counterparty (booked out). Booking out of electricity contracts is a normal business transaction within the electric utility industry, however the FASB and the Derivative Implementation Group (DIG) initially interpreted that book outs did not qualify for the normal purchase and sales exception. The Company has recorded the fair market value of the booked out system electricity contracts within the financial statements as Derivative Assets and Derivative Liabilities.

Such assets and liabilities at January 1 and June 30, 2001 are as follows:

                        January 1, 2001      June 30, 2001
                           (Thousands of Dollars)
Assets                     $ 108,909          $   59,320
Liabilities                 (207,407)           (173,683)

Net                        $ (98,498)         $ (114,363)


The electricity contracts identified above are subject to IPC regulatory processes. Accordingly, SFAS 71, "Accounting for the Effects of Certain Types of Regulation" allows the net amount of these Derivative Assets and Liabilities to be offset by regulatory assets or liabilities. The IPUC granted approval of this use of SFAS 71 regulatory assets or liabilities in its Order 28661 issued March 12, 2001.

In June 2001 the DIG issued Interpretation C-15 that concludes that certain booked out contracts now qualify for the normal purchase and sales exception. IPC is evaluating the effect of this new conclusion on its treatment of booked out contracts but expects that some contracts previously classified as derivatives will soon be exempt. The effect of this change will be recorded as of July 1, 2001 and will not have a material effect on IPC's financial position, results of operations, or cash flows.

As a result of the items discussed above, the Company's adoption of SFAS 133, as amended, did not have a material effect on its financial position, results of operations, or cash flows.

8.  INDUSTRY SEGMENT INFORMATION:

The Company has identified two reportable operating segments, Utility Operations and Energy Marketing.

The following table summarizes the segment information for the Company's utility operations and energy marketing segments and the total of all other segments, and reconciles this information to total enterprise amounts.

                      Utility    Energy                            Consolidated
                      Operations Marketing  Other    Eliminations     Total
                                     (Thousands of Dollars)
Three months ended
 June 30, 2001:
  Revenues            $  230,606 $   94,774 $  3,846   $      -    $  329,226
  Net income (loss)        5,810     31,112     (834)         -        36,088

Total assets at
 June 30, 2001        $2,913,891 $1,014,583 $ 14,952   $      -    $3,934,426

Three months ended
 June 30, 2000:
  Revenues            $  216,336 $   38,664 $  6,293   $      -    $  261,293
  Net income (loss)       15,054     17,090      378          -        32,522

Total assets at
 December 31, 2000    $2,530,312 $1,312,045 $197,349   $      -    $4,039,706



Six months ended
 June 30, 2001:
  Revenues            $  433,711 $  223,265 $  6,354   $      -    $  663,330
  Net income (loss)       19,698     54,072   (2,912)         -        70,858

Six months ended
 June 30, 2000:
  Revenues            $  386,803 $   51,138 $ 10,846   $      -    $  448,787
  Net income (loss)       42,651     22,555    9,396          -        74,602








               INDEPENDENT ACCOUNTANTS' REPORT

IDACORP, Inc.
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet and statement of capitalization of IDACORP, Inc. and subsidiaries as of June 30, 2001, and the related consolidated statements of income and comprehensive income for the three and six month periods ended June 30, 2001 and 2000 and consolidated statements of cash flows for the six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United
States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet and statement of capitalization of IDACORP, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 1, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet and statement of capitalization as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet and statement of capitalization from which it has been derived.



DELOITTE & TOUCHE LLP
Boise, Idaho
July 27, 2001




                     Idaho Power Company
              Consolidated Statements of Income

                                            Three Months Ended
                                                 June 30,
                                            2001          2000
                                          (Thousands of Dollars)
REVENUES:
 General business                        $ 156,207     $ 139,168
 Off system sales                           58,650        64,054
 Other revenues                             13,073         9,859
   Total revenues                          227,930       213,081

EXPENSES:
 Operation:
   Purchased power                         169,419       101,630
   Fuel expense                             22,351        20,056
   Power cost adjustment                   (68,086)      (21,943)
   Other                                    34,074        37,885
 Maintenance                                15,535        13,902
 Depreciation                               21,448        19,949
 Taxes other than income taxes               5,409         5,463
      Total expenses                       200,150       176,942

INCOME FROM OPERATIONS                      27,780        36,139

OTHER INCOME:
 Allowance for equity funds used
   during construction                         361           635
 Other - Net                                 2,518         2,220
      Total other income                     2,879         2,855

INTEREST CHARGES:
 Interest on long-term debt                 14,750        13,226
 Other interest                              2,603           914
 Allowance for borrowed funds
   used during construction                 (1,251)         (525)
      Total interest charges                16,102        13,615

INCOME BEFORE INCOME TAXES                  14,557        25,379

INCOME TAXES                                 6,838         8,842

INCOME FROM CONTINUING OPERATIONS            7,719        16,537

DISCONTINUED OPERATIONS:
 Income from operations of energy
   marketing transferred to parent
   (net of income taxes of $18,195
   in 2001 and $10,499 in 2000)             27,066        15,617

NET INCOME                                  34,785        32,154

 Dividends on preferred stock                1,292         1,484

EARNINGS ON COMMON STOCK                 $  33,493     $  30,670

The accompanying notes are an integral part of these statements.










                     Idaho Power Company
              Consolidated Statements of Income

                                           Six Months Ended June 30,
                                            2001          2000
                                          (Thousands of Dollars)
REVENUES:
 General business                        $ 289,328     $ 262,382
 Off system sales                          113,898        99,979
 Other revenues                             25,019        17,053
   Total revenues                          428,245       379,414

EXPENSES:
 Operation:
   Purchased power                         294,706       114,519
   Fuel expense                             47,597        44,715
   Power cost adjustment                  (126,332)      (18,685)
   Other                                    71,541        73,121
 Maintenance                                27,216        22,912
 Depreciation                               42,399        39,836
 Taxes other than income taxes              10,644        10,890
      Total expenses                       367,771       287,308

INCOME FROM OPERATIONS                      60,474        92,106

OTHER INCOME:
 Allowance for equity funds used
   during construction                         586         1,091
   Other - Net                               7,178         6,811
      Total other income                     7,764         7,902

INTEREST CHARGES:
 Interest on long-term debt                 28,173        26,358
 Other interest                              4,820         2,391
 Allowance for borrowed funds
   used during construction                 (2,416)       (1,012)
      Total interest charges                30,577        27,737

INCOME BEFORE INCOME TAXES                  37,661        72,271

INCOME TAXES                                14,592        26,708

INCOME FROM CONTINUING OPERATIONS           23,069        45,563

DISCONTINUED OPERATIONS:
 Income from operations of energy
   marketing transferred to parent
   (net of income taxes of $33,573
   in 2001 and $13,658 in 2000)             49,943        20,317

NET INCOME                                  73,012        65,880

 Dividends on preferred stock                2,753         2,912

EARNINGS ON COMMON STOCK                 $  70,259     $  62,968

The accompanying notes are an integral part of these statements.










                     Idaho Power Company
                 Consolidated Balance Sheets

                           Assets

                                          June 30,     December 31,
                                            2001         2000
                                          (Thousands of Dollars)
ELECTRIC PLANT:
 In service (at original cost)           $2,880,822    $2,799,590
 Accumulated provision for
   depreciation                          (1,180,589)   (1,142,572)
   In service - Net                       1,700,233     1,657,018
 Construction work in progress              131,691       130,477
 Held for future use                          2,214         2,167

      Electric plant - Net                1,834,138     1,789,662

INVESTMENTS AND OTHER PROPERTY               21,701        21,502

CURRENT ASSETS:
 Cash and cash equivalents                   11,422        83,494
      Receivables:
        Customer                             48,785        74,225
  Allowance for uncollectible
    accounts                                 (1,397)       (1,397)
  Notes                                       2,933         2,945
  Employee notes                              4,791         4,742
  Related parties                            77,207           311
  Other                                       5,057         4,943
 Derivative assets                           59,320             -
 Taxes receivable                             9,243             -
 Accrued unbilled revenues                   47,539        44,825
 Materials and supplies (at average
   cost)                                     24,330        24,685
 Fuel stock (at average cost)                 7,834         5,105
 Prepayments                                 26,561        24,145
 Regulatory assets associated with
   income taxes                              12,857         8,672
 Regulatory assets - derivatives             84,707             -
 Net assets of discontinued
   operations                                     -        37,702

   Total current assets                     421,189       314,397

DEFERRED DEBITS:
 American Falls and Milner water
   rights                                    31,585        31,585
 Company-owned life insurance                39,580        39,554
 Regulatory assets associated with
   income taxes                             194,645       204,880
 Regulatory assets - PCA                    248,112       119,905
 Regulatory assets - long-term
   derivatives                               29,656             -
 Regulatory assets - other                   40,566        45,750
 Other                                       52,719        49,857

   Total deferred debits                    636,863       491,531

   TOTAL                                 $2,913,891    $2,617,092


The accompanying notes are an integral part of these statements.











                     Idaho Power Company
                 Consolidated Balance Sheets

               Liabilities and Capitalization

                                          June 30,     December 31,
                                            2001         2000
                                          (Thousands of Dollars)
CAPITALIZATION:
 Common stock equity:
   Common stock, $2.50 par value
      (50,000,000 shares authorized;
      37,612,351 shares outstanding)     $   94,031    $   94,031
   Premium on capital stock                 362,528       362,430
   Capital stock expense                     (4,083)       (4,024)
   Retained earnings                        349,145       313,800
   Accumulated other comprehensive
      income (loss)                          (2,528)         (921)

      Total common stock equity             799,093       765,316

 Preferred stock                            104,691       105,066

 Long-term debt                             854,198       808,977

   Total capitalization                   1,757,982     1,679,359

CURRENT LIABILITIES:
 Long-term debt due within one year          30,077        30,077
 Notes payable                               75,500        59,700
 Accounts payable                           116,139       164,237
 Notes and accounts payable to
   related parties                           19,624         4,212
 Derivative liabilities                     144,027             -
 Taxes accrued                                    -        12,983
 Interest accrued                            14,400        15,002
 Deferred income taxes                       12,857         8,672
 Other                                       19,088        18,460

   Total current liabilities                431,712       313,343

DEFERRED CREDITS:
 Regulatory liabilities associated
   with deferred investment tax credits      65,632        66,050
 Deferred income taxes                      528,551       452,404
 Derivative liabilities - long-term          29,656             -
 Regulatory liabilities associated
   with income taxes                         39,843        40,230
 Regulatory liabilities - other               4,422         4,621
 Other                                       56,093        61,085

   Total deferred credits                   724,197       624,390

COMMITMENTS AND CONTINGENT
  LIABILITIES

   TOTAL                                 $2,913,891    $2,617,092

The accompanying notes are an integral part of these statements.









                     Idaho Power Company
          Consolidated Statements of Capitalization

                                   June 30,          December 31,
                                     2001      %       2000      %
                                       (Thousands of Dollars)
COMMON STOCK EQUITY:
 Common stock                      $   94,031        $   94,031
 Premium on capital stock             362,528           362,430
 Capital stock expense                 (4,083)           (4,024)
 Retained earnings                    349,145           313,800
 Accumulated other
   comprehensive income (loss)         (2,528)             (921)
      Total common stock equity       799,093    45     765,316   46

PREFERRED STOCK:
 4% preferred stock                    14,691            15,066
 7.68% Series, serial preferred
    stock                              15,000            15,000
 7.07% Series, serial preferred
    stock                              25,000            25,000
 Auction rate preferred stock          50,000            50,000
      Total preferred stock           104,691     6     105,066    6

LONG-TERM DEBT:
 First mortgage bonds:
   6.93%  Series due 2001              30,000            30,000
   6.85%  Series due 2002              27,000            27,000
   6.40%  Series due 2003              80,000            80,000
   8   %  Series due 2004              50,000            50,000
   5.83%  Series due 2005              60,000            60,000
   7.38%  Series due 2007              80,000            80,000
   7.20%  Series due 2009              80,000            80,000
   6.60%  Series due 2011             120,000                 -
   Maturing 2021 through 2031
     with rates ranging
     from 7.5% to 9.52%               155,000           230,000
      Total first mortgage
         bonds                        682,000           637,000
 Amount due within one year           (30,000)          (30,000)
      Net first mortgage bonds        652,000           607,000
 Pollution control revenue
   bonds:
   8.30% Series 1984 due 2014          49,800            49,800
   6.05% Series 1996A due 2026         68,100            68,100
   Variable Rate Series 1996B
      due 2026                         24,200            24,200
   Variable Rate Series 1996C
      due 2026                         24,000            24,000
   Variable Rate Series 2000
      due 2007                          4,360             4,360
     Total pollution control
        revenue bonds                 170,460           170,460

 REA notes                              1,301             1,339
   Amount due within one year             (77)              (77)
      Net REA notes                     1,224             1,262
 American Falls bond guarantee         19,885            19,885
 Milner Dam note guarantee             11,700            11,700
 Unamortized premium/discount -
    Net                                (1,071)           (1,330)

      Total long-term debt            854,198    49     808,977   48

TOTAL CAPITALIZATION               $1,757,982   100  $1,679,359  100

 The accompanying notes are an integral part of these statements.








                     Idaho Power Company
            Consolidated Statements of Cash Flows

                                          Six Months Ended June 30,
                                            2001         2000
                                          (Thousands of Dollars)
OPERATING ACTIVITIES:
 Net income                              $   73,012    $   65,880
 Adjustments to reconcile net income
   to net cash provided by (used
   in) operating activities:
   Allowance for uncollectible
     accounts                                20,174             -
   Unrealized losses (gains) from
     energy marketing activities           (101,317)        3,545
   Depreciation and amortization             48,297        44,895
   Deferred taxes and investment tax
     credits                                 86,503         6,118
   Undistributed earnings of
     affiliates                                 (52)       (4,151)
   Accrued PCA costs                       (127,031)      (18,962)
   Changes in (net of effects of
     transfers to parent):
      Accounts receivable and
        prepayments                           9,703       (33,684)
      Accrued unbilled revenue               (2,714)      (10,403)
      Materials and supplies and
        fuel stock                           (2,374)          763
      Accounts payable                       20,911        38,126
      Taxes accrued                         (22,226)       (5,756)
      Other current assets and
        liabilities                           2,174         7,256
   Other - net                               (6,355)         (426)
      Net cash provided by (used in)
        operating activities                 (1,295)       93,201

INVESTING ACTIVITIES:
 Additions to utility plant                 (87,718)      (53,838)
 Net cash of affiliates transferred
   to parent                                      -        (4,737)
 Other - net                                 (2,443)       (3,733)
   Net cash used in investing
     activities                             (90,161)      (62,308)

FINANCING ACTIVITIES:
 Proceeds from issuance of:
   First mortgage bonds                     120,000             -
   Pollution control revenue bonds                -         4,360
 Retirement of first mortgage bonds         (75,000)      (80,000)
 Dividends on common stock                  (34,914)      (34,921)
 Dividends on preferred stock                (2,753)       (2,912)
 Increase (decrease) in short-term
   borrowings                                15,800        (4,467)
 Other - net                                 (3,749)         (185)
   Net cash provided by (used in)
     financing activities                    19,384      (118,125)

Net decrease in cash and cash
   equivalents                              (72,072)      (87,232)

Cash and cash equivalents at
  beginning of period                        83,494        95,038

Cash and cash equivalents at end of
  period                                 $   11,422    $    7,806

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid during the period for:
   Income taxes                          $        -    $   30,788
   Interest (net of amount
     capitalized)                            29,703        29,331
      Net assets of affiliates
        transferred to parent as dividend         -        22,090
 Net assets transferred to parent
   for notes receivable                      76,250             -

The accompanying notes are an integral part of these statements.






                     Idaho Power Company
       Consolidated Statements of Comprehensive Income


                                            Three Months Ended
                                                 June 30,
                                            2001         2000
                                          (Thousands of Dollars)

NET INCOME                                $ 34,785      $ 32,154

OTHER COMPREHENSIVE INCOME (LOSS):
 Unrealized gains (losses) on
   securities (net of tax of $156 and
   $184)                                       239           606

TOTAL COMPREHENSIVE INCOME                $ 35,024      $ 32,760

The accompanying notes are an integral part of these statements.





                                          Six Months Ended June 30,
                                            2001         2000
                                          (Thousands of Dollars)

NET INCOME                                $ 73,012      $ 65,880

OTHER COMPREHENSIVE INCOME (LOSS):
 Unrealized gains (losses) on
   securities (net of tax of ($925) and
   $95)                                     (1,608)          743

TOTAL COMPREHENSIVE INCOME                $ 71,404      $ 66,623

The accompanying notes are an integral part of these statements.








                     Idaho Power Company
       Notes to the Consolidated Financial Statements

On January 1, 2000 IPC's ownership interests in two subsidiaries were transferred to IDACORP at book value, total assets of $108 million and net assets of $22 million.

Except as modified below, the Notes to the Consolidated
Financial Statements of IDACORP also contained in this Form
10-Q are incorporated herein by reference insofar as they relate to IPC.

          Note 1    -    Summary of Significant Accounting
                         Policies
          Note 3    -    Preferred Stock of Idaho Power
                         Company
          Note 4    -    Financing
          Note 5    -    Commitments and Contingent
                         Liabilities
          Note 6    -    Regulatory Issues
          Note 7    -    Derivative Financial Instruments


2.   INCOME TAXES:

IPC's effective tax rate for the first six months increased from 38.0 percent in 2000 to 39.7 percent in 2001.
Reconciliations between the statutory income tax rate and the effective rates are as follows (in thousands of dollars):

                                 Six Months Ended June 30,
                                  2001               2000
                             Amount    Rate    Amount     Rate
Computed income taxes
  based on statutory federal
  income tax rate            $ 42,412  35.0%   $ 37,186  35.0%

Changes in taxes resulting
 from:
  Investment tax credits       (1,552) (1.3)     (1,542) (1.5)
  Repair allowance             (1,400) (1.2)     (1,400) (1.3)
  Pension expense                (912) (0.8)       (950) (0.9)
  State income taxes            5,667   4.7       5,145   4.8
  Depreciation                  3,799   3.1       3,461   3.3
  Other                           151   0.2      (1,534) (1.4)
Total provision for
  federal and state
  income taxes               $ 48,165  39.7%   $ 40,366  38.0%

8.  INDUSTRY SEGMENT INFOMRATION
Based on the transfer of Energy Marekting discussed in
Note 9, substantialble all of IPC consists of one operating segment, Utility Operations. The Utility Operations segment has two primary sources of income, the regulated operations of IPC and income from Bridger Coal Company, an unconsolidated joint venture also subject to regulation. IPC's regulated operations include the generation, transmission, distribution purchase and sale of electricity.

9.  DISCONTINUED OPERATIONS

Effective June 11, 2001, IPC transferred its wholesale electricity marketing operations ("Energy Marketing") to IDACORP Energy L.P. (IE). IE is a Delaware limited partnership with IDACORP, Inc. as its sole general partner and IDACORP Energy Services Co., a wholly owned subsidiary of IDACORP, Inc. as its sole limited partner.

Energy Marketing net assets transferred consist primarily of energy trading contracts and trading accounts receivable and accounts payable. The results of operations of Energy Marketing were previously reported on IPC's Statements of
Income as "Energy marketing activities - net."   For all
periods presented, Energy Marketing is reported as a discontinued operation. The Consolidated Financial Statements have been restated to conform to the discontinued operations presentation.

In exchange for the transfer of Energy Marketing to IE, IPC received a partnership interest in IE, which was transferred to IDACORP in exchange for notes receivable from IDACORP totaling approximately $76 million. This amount approximates the historical book value of the transferred Energy Marketing net assets on May 31, 2001 of $21 million and retained intercompany tax liabilities of $55 million. The notes receivable are due over periods of one to ten years and will bear interest at IDACORP's overall variable short-term borrowing rate which was 4.56% at June 30, 2001.

The net assets identified as part of the disposition of Energy Marketing are reported as "Net assets of discontinued operations" on IPC's consolidated balance sheet and consisted of the following at:

                                   May 31,      December 31,
                                    2001          2000
                                  (Thousands of Dollars)
Property, plant and equipment
  - net                           $       551   $    1,021
Investments and other property            864          382
Current assets                        489,526    1,070,645
Current liabilities                  (481,762)  (1,031,686)
Other net noncurrent assets
  and liabilities                      67,071       (2,660)
 Net assets of discontinued
   operations                     $    76,250   $   37,702








               INDEPENDENT ACCOUNTANTS' REPORT

Idaho Power Company
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiaries as of June 30, 2001, and the related consolidated statements of income and comprehensive income for the three and six month periods ended June 30, 2001 and 2000 and consolidated statements of cash flows for the six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United
States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiaries as of December 31, 2000, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 1, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet and statement of capitalization as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet and statement of capitalization from which it has been derived.



DELOITTE & TOUCHE LLP
Boise, Idaho
July 27, 2001





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

IPC is an electric utility with a service territory covering over 20,000 square miles in southern Idaho and eastern Oregon, and is the parent of Idaho Energy Resources, Co., a joint venturer in Bridger Coal Company, which supplies coal to IPC's Jim Bridger generating plant. Until June 2001, IPC also conducted electricity marketing operations. In that month, those operations were transferred to IDACORP's subsidiary IDACORP Energy. IPC's financial statements show these transferred operations as Discontinued Operations.

IDACORP's other significant operating subsidiaries are:
     IDACORP Energy - marketer of electricity and natural gas in 31 states and two Canadian provinces;
     Ida-West Energy - independent power projects development and management;
     IdaTech - developer of integrated fuel cell systems;
     IDACORP Financial Services - affordable housing and other real estate investments;
     Rocky Mountain Communications (RMC) - commercial and residential Internet service provider;
     IDACOMM - provider of telecommunications services;
     IDACORP Services - products and services for homes and businesses.

Except where we indicate otherwise, this discussion explains the material changes in results of operations and the financial condition of both IDACORP and IPC. This MD&A should be read in conjunction with the accompanying consolidated financial statements of both IDACORP and IPC.

This discussion updates our MD&A included in our Annual
Report on Form 10-K for the year ended December 31, 2000.
This discussion should be read in conjunction with the discussion in the annual report.

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

     prevailing governmental policies and regulatory actions, including those of the FERC, the IPUC, the OPUC, and the PUCN, with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operations and construction of plant facilities, recovery of purchased power and other capital investments, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs);
     the current energy situation in the western United
     States;
     economic and geographic factors including political and economic risks;
     changes in and compliance with environmental and safety laws and policies;
     weather conditions;
     population growth rates and demographic patterns; competition for retail and wholesale customers;
     pricing and transportation of commodities;
     market demand, including structural market changes; changes in tax rates or policies or in rates of inflation;
     changes in project costs;
     unanticipated changes in operating expenses and capital expenditures;
     capital market conditions;
     competition for new energy development opportunities; and legal and administrative proceedings (whether civil or criminal) and settlements that influence the business and profitability of the Company.

Any forward-looking statement speaks only as of the date on which such statement is made. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business, or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

RESULTS OF OPERATIONS

In this section we discuss the factors that affected our earnings, beginning with a general overview, then discussing results for each of our operating segments.

Earnings per share      2nd Quarter            Year-to-date
(EPS)
                         2001      2000        2001      2000
  Utility
    operations         $ 0.16    $ 0.40       $ 0.53    $ 1.13
  Energy marketing       0.83      0.46         1.44      0.60
  Other                 (0.03)     0.00        (0.08)     0.25
     Total             $ 0.96    $ 0.86       $ 1.89    $ 1.98

EPS from utility operations decreased due to increased power supply costs resulting from a decline in hydroelectric generating conditions and increased prices paid for purchased power. These increased costs are partially offset by increased general business revenues resulting from rate increases, customer growth and weather conditions, and the deferral of expenses related to our power cost adjustment mechanism.

Our net income from energy marketing activities increased
$14 million for the quarter and $31 million year-to-date, reflecting the expansion of marketing activities in terms of both volume and geographic area.

EPS from IDACORP's other businesses decreased year-to-date due to the sale of our Hermiston project in 2000, which contributed approximately $0.22 per share in 2000 and due to increased losses at IdaTech and RMC in 2001.

Utility Operations
This section discusses IPC's utility operations, which are subject to regulation by, among others, the state regulatory commissions of Idaho and Oregon and the FERC.

General Business Revenue
The following table presents IPC's general business revenue and sales for the quarters and six months ended June 30, 2001 and 2000 (in thousands):

                     2nd Quarter                         Year-to-date
                 Revenue           MWH            Revenue            MWH
              2001     2000    2001   2000     2001     2000     2001   2000

Residential $ 50,411 $ 43,890    829    847  $120,146  $104,751  2,177  2,085
Commercial    39,002   30,070    809    769    71,707    60,160  1,643  1,581
Industrial    38,037   33,179    998  1,228    68,570    64,887  2,062  2,496
Irrigation    28,757   32,029    571    840    28,905    32,584    573    852
 Total      $156,207 $139,168  3,207  3,684  $289,328  $262,382  6,455  7,014


Our general business revenue is dependent on many factors, including the number of customers we serve, the rates we charge, and economic and weather conditions. The increases in revenues in 2001 are due primarily to the following:
     our annual power cost adjustment increased average rates from Idaho customers subject to the PCA, resulting in increased revenues of $27 million for the quarter and $33 million year-to-date. We discuss the PCA in more detail below in "Regulatory Issues - PCA." population growth in our service territory increased our customer count by 2.5 percent. This increase resulted in a $2 million increase in revenues for the quarter and $5 million year-to-date.
     we implemented programs to reduce system load. Our load-reduction program with irrigators was the main factor in the reductions in sales to irrigation customers of 32 percent for the quarter and 33 percent year-to-date. These reductions decreased revenues approximately $10 million for both the quarter and year-to-date.
     weather and other usage factors increased sales to residential, commercial and small industrial customers by $3 million year-to-date. Heating degree-days, a common measure used in the utility industry to analyze demand, were above 2000 levels by 20 percent year-to-date.
     changes in contract provisions and sales volumes to certain large industrial customers resulted in decreased revenues from these customers of $2 million for the quarter and $3 million year-to-date.

Off-system sales
Off-system sales consist primarily of long-term sales contracts and opportunity sales of surplus system energy.
The changes in 2001 are the result of two factors, substantial increases in electricity prices in the IPC region, offset by the decreased availability of excess energy due to poor hydroelectric generating conditions.

       2nd Quarter                          Year-to-date
     $ (in           MWHs (in         $ (in            MWHs (in
  thousands)        thousands)       thousands)        thousands)
 2001     2000     2001    2000      2001    2000     2001    2000
$58,650  $64,054   436    1,696   $113,898  $99,979   931    3,240


Power Supply
Power supply components of income from operations include off-system sales (described above) and purchased power, fuel, and PCA expenses (analyzed below).

Net power supply costs increased $29 million year-to-date.
The portion of net power supply costs not recovered by the PCA and Oregon excess power cost mechanisms increased by $15 million for the quarter and $37 million year-to-date.

Purchased power
Purchased power expenses increased $68 million for the quarter and $180 million year-to-date. The increase for the quarter is due primarily to a 158 percent increase in the average cost per MWH purchased offset by a 35 percent decrease in MWH purchased, and the year-to-date increase is due primarily to a 206 percent increase in the average cost per MWH, offset by a 16 percent decrease in MWH purchased.
The price increases are the result of the volatile western
United States electricity markets. Purchased power volumes decreased in the second quarter due primarily to decreases in general business sales volume.

         2nd Quarter                          Year-to-date
      $ (in           MWHs (in           $ (in           MWHs (in
    thousands)        thousands)       thousands)        thousands)
  2001     2000      2001   2000     2001      2000     2001    2000
$169,419 $101,629   1,094  1,690   $294,706  $114,519  1,673   1,991

Fuel expense
Fuel expenses increased moderately in 2001, due to increases in the average price of coal used.

       2nd Quarter                              Year-to-date
                   Thermal MWHs                        Thermal MWHs
                     generated                            generated
    $ (in         (in thousands)       $ (in           (in thousands)
 thousands)                           thousands)
2001      2000      2001  2000        2001   2000       2001     2000
$22,351  $20,056   1,697  1,669     $47,597  $44,715    3,648    3,629


PCA
The PCA decreased $46 million for the quarter and $108 million year-to-date. The PCA expense component is related to our PCA regulatory mechanism, which increases expense when actual power supply costs are below the costs forecasted in the annual PCA filing, and decreases expense when actual power supply costs are above the forecast. In
2001, actual power supply costs have been significantly greater than forecasted, resulting in a large PCA credit.
We discuss the PCA in more detail below in "Regulatory
Issues."

Other expenses
Other operating and maintenance expenses decreased $2 million for the quarter and increased $3 million year-to-
date.    The decrease for the quarter is due primarily to a
$2 million decrease in wheeling (transmission of electricity by others) related to declining sales for resale volumes. The year-to-date increase is the result of $2 million for increased maintenance at the Company's thermal operations, and $3 million of customer expenses, primarily for our new customer information system.

Energy Marketing
Energy marketing revenues increased $56 million for the
quarter and $172 million year-to-date.    This increase
reflects the expansion of the marketing activities in both volume and geographic reach. Power marketing volumes increased by 27 percent over the prior year, primarily attributable to expansion into markets in Canada and the midwestern and southwestern United States. Energy marketing is now doing business in 31 states and two Canadian provinces.

Energy marketing expenses increased $33 million for the quarter and $119 million year-to-date. The increase for the quarter is due primarily to increased transmission costs of $27 million. The year-to-date increase is due to increased transmission costs of $61 million, $20 million in reserves recorded in 2001 related to trading activities conducted with California entities in 2000, $11 million of expenses related to our exposure to losses from non-California trading counterparties, and a $27 million increase in general and administrative costs.

We discuss the ongoing California energy situation, including its effect on operations and liquidity, below in "California Energy Situation."

Other Diversified Operations
Other diversified operations include the results of operations of IDACORP's diversified subsidiaries, including
Ida-West Energy, IdaTech, IDACORP Financial Services, RMC,
IDACOMM and IDACORP Services.

Revenues
Revenues from other diversified operations decreased $2 million for the quarter and $4 million year-to-date.
Applied Power Company (APC), sold in January 2001, had contributed $4 million for the quarter and $8 million year-to-date in 2000. Loss of this revenue was partially offset by revenues from RMC, which we acquired in August 2000. RMC has $2 million of revenue in the quarter, and $4 million year-to-date.

Expenses
Other diversified operating expenses were about the same during the quarter, and increased slightly year-to-date.
For the quarter, a $5 million decrease in expenses due to the sale of APC was offset by $3 million of expenses at RMC, which was acquired in August 2000, and $2 million from increased product development activities at IdaTech, our fuel cell technology subsidiary. Year-to-date, expense decreases of $9 million related to APC were more than offset by a $6 million increase from RMC and $4 million increase from IdaTech.

Other Income
IDACORP's other income decreased for year-to-date because in March 2000 we recorded a pre-tax gain of $14 million on the sale of our interest in the Hermiston Power Project, a 536-MW, gas-fired cogeneration project located near Hermiston, Oregon.

Income Taxes
IDACORP's income taxes increased for the quarter, due primarily to the increase in net income before taxes.
IDACORP's income taxes were also affected by an increase in tax credits from affordable housing projects. IPC's income taxes decreased for the quarter and year-to-date, due primarily to decreases in net income before taxes.

LIQUIDITY AND CAPITAL RESOURCES:

Cash Flow
IDACORP's net cash used by operations totaled $9 million for the six months ended June 30, 2001. The most significant factor affecting operating cash flows was increased power supply costs in excess of amounts recovered through the PCA rate adjustments. The balance in our PCA regulatory asset has increased $68 million for the quarter and $128 million year-to-date. In addition, power supply costs not recoverable through the PCA or Oregon excess power cost mechanism were $15 million for the quarter and $37 million year-to-date.

Though cash flows from operations were positively affected when we begin realizing increased revenues from the May 2001 PCA adjustment (see "PCA" below). We also expect that continuing poor water conditions and high purchased power costs will result in power supply costs that continue to exceed the amounts we are recovering in rates in the 2001-2002 PCA rate year. These conditions could have an adverse effect on our operating cash flows and may require additional short-term borrowing or other financing options.

Working Capital
The changes in IDACORP's customer receivables and accounts payable are attributed primarily to trading volumes and prices on settled energy trading contracts. The increase in IDACORP's allowance for uncollectible accounts of $20 million is due to additional reserves against settled energy trading contracts related to trading activities in the California markets.

The remaining changes in working capital are attributed to timing and normal business activity.

Cash Expenditures
We forecast that internal cash generation after dividends will provide approximately 34 percent of total capital requirements in 2001 and 109 percent during the four-year period 2002-2005. We expect to finance our utility construction programs and other capital requirements with both internally generated funds and, to the extent necessary, externally financed capital.

Financing Program
At June 30, 2001, IPC had regulatory authority to incur up to $500 million of short-term indebtedness. At June 30, 2001, IPC's short term borrowing totaled $75.5 million.

We have credit facilities established at both IPC and IDACORP. IPC has a $120 million multi-year revolving credit facility under which we pay a facility fee on the commitment, quarterly in arrears, based on IPC's First Mortgage Bond rating. We also established on April 27, 2001, a 364-day credit facility for up to $165 million in support of IPC's ongoing operations. Commercial paper may be issued subject to the regulatory maximum.

IDACORP has separately established a $50 million three-year credit facility that expires in December 2001, and a $375 million 364-day credit facility that expires in March 2002.
Under these facilities we pay a facility fee on the commitment, quarterly in arrears, based on IPC's First
Mortgage Bond rating. At June 30, 2001, short-term borrowing on these facilities totaled $79 million.

IDACORP currently has a $300 million shelf registration statement that can be used for the issuance of unsecured debt (including medium-term notes) and preferred or common stock. At June 30, 2001 none had been issued.

In March 2000 IPC filed a $200 million shelf-registration statement that could be used for both first mortgage bonds (including medium-term notes), unsecured debt or preferred stock. In December 2000, $80 million of Secured Medium Term Notes were issued. Proceeds were used in January 2001 for the early redemption of $75 million of First Mortgage Bonds originally due in 2021. In March 2001, $120 million of Secured Medium Term Notes were issued. Proceeds were used to reduce short-term borrowing incurred in support of ongoing long-term construction requirements. At June 30, 2001, no amount remained to be issued on this shelf registration statement.

OTHER MATTERS:

Regulatory Issues:

Idaho Power Cost Adjustment (PCA)
IPC has a PCA mechanism that provides for annual adjustments to the rates we charge to our Idaho retail customers. These adjustments, which take effect annually in May, are based on forecasts of net power supply expenses. During the year, the difference between actual and forecasted costs is deferred with interest. The balance of this deferral, called a true-up, is then included in the calculation of the next year's PCA adjustment.

In the 2001 PCA, the IPUC authorized IPC to recover approximately $168 million of costs through a rate increase effective May 1, 2001, representing 74 percent of IPC's $227 million request. The increase reflects an average 31.6 percent increase to rates. The IPUC will be conducting hearings on August 28 - 30 on the $59.1 million deferral of funds we requested to recover through the annual PCA. The IPUC is reviewing energy transactions between Idaho Power and IDACORP Energy. We have filed testimony stating that we conduct affiliate transactions in accordance with IPUC rules. We expect to receive a decision on the deferral funds by the end of September. The IPUC order does not address, and IPC is not accruing, a return on the deferred $59 million, but IPC has earned or paid a return on all previous PCA deferrals and intends to request a return on the deferred portion of this year's PCA. Although we are unable to predict the outcome of the IPUC's decision in this matter, we expect to be allowed recovery of the deferred $59 million.

Of the $227 million requested by IPC, $185 million related to the true-up of power supply costs incurred in the 2000-
2001 PCA year and $42 million was for recovery of excess power supply costs forecasted in the 2001-2002 PCA year.
The forecast amount, however, underestimates expected power supply costs in light of current water and market conditions; reservoir water is lower than forecast and electricity market prices have been higher than the assumptions used in the forecast.

As part of the May 2001 PCA, the IPUC required IPC to implement a three-tiered rate structure for Idaho residential customers. The IPUC determined that the approved rates for residential customers should increase as a customer's electricity consumption increases. The residential rate increases are 14.4 percent for the first
800 kWh of usage, 28.8 percent for the next 1,200 kWh, and 62 percent for usage over 2,000 kWh.

Oregon Excess Power Costs
IPC filed an application with the OPUC to begin recovering extraordinary power supply costs for 2001 in its Oregon jurisdiction. On June 18, 2001, the OPUC approved new rates that will recover $0.8 million over the next year. Under the provisions of the deferred accounting statute, ORS757.259(6), annual rate recovery of deferred amounts is limited to $0.8 million or 3% of IPC's 2000 gross revenues in Oregon.

New Idaho Legislation
Idaho Senate Bill No. 1255, chapter 15, title 61, Idaho Code (the Act), was signed into law on April 10, 2001. It authorizes the IPUC to allow public utilities or their assignees to issue energy cost recovery bonds to finance, among other things, significant increases in the cost of electricity resulting from shortfalls in available hydroelectric power for which higher-cost replacement power must be substituted. The legislative intent of the Act is to provide utilities with a mechanism for recovery of these increased costs while leveling the rate impact of such increases on the utilities' customers. Energy cost recovery bonds must have an expected maturity date no later than five years after issuance and a legal maturity date no later than seven years after issuance.

Under the Act, the IPUC may issue an energy cost financing order in favor of the utility, pursuant to which a charge, known as an energy cost bond charge, would be included on the bills of the utility's Idaho customers. The Act requires the energy cost bond charge to remain in effect until the energy cost recovery bonds are paid in full. In addition, the charge is subject to periodic adjustment to ensure the timely payment of principal and interest on the energy cost recovery bonds and the recovery of certain related expenses.

An energy cost financing order creates energy cost property, which includes the right to receive revenues arising from the energy cost bond charge. Energy cost property may be sold or otherwise transferred to, among others, the assignee of the public utility that issues energy cost recovery bonds, and it may be pledged as security for such bonds.

The Act requires that, before it issues an energy cost financing order, the IPUC must find that the public interest would be better served if increased costs reflected in a fuel or power cost adjustment and related expenses were recovered through the issuance of energy cost recovery bonds than if these amounts were recovered over a one-year period assuming a conventional financing.


Before seeking to recover costs through the issuance of energy bonds, IPC must file with the IPUC a proposal to establish a threshold energy cost amount, or trigger. In June 2001, the IPUC approved IPC's application, establishing a one cent per kWh trigger amount.

California Energy Situation
As a component of IPC's non-utility energy trading activity in the state of California, IPC, in January 1999, entered into a participation agreement with the California Power Exchange
(CalPX), a California non-profit public benefit corporation.
The CalPX operates a wholesale electricity market in California by acting as a clearinghouse through which electricity is bought and sold. Pursuant to the participation agreement, IPC could sell power to the CalPX under the terms and conditions of the CalPX Tariff. Under the participation agreement, if a participant in the CalPX defaults on a payment to the exchange, the other participants are required to pay their allocated share of the default amount to the exchange. The allocated shares are based upon the level of trading activity, which includes both power sales and purchases, of each participant during the preceding 3-month period.

On January 18, 2001, the CalPX sent IPC an invoice for $2.2 million - a "default share invoice" - as a result of an alleged Southern California Edison (SCE) payment default of $214.5 million for power purchases. We made this payment.
On January 24, 2001, IPC terminated the participation agreement. On February 8, 2001, the CalPX sent a further invoice for $5.2 million, due February 20, 2001, as a result of alleged payment defaults by SCE, Pacific Gas and Electric Company (PG&E), and others. However, because the CalPX owed
IPC $11.3 million for power sold to the CalPX in November and December 2000, IPC did not pay the February 8 invoice. IPC essentially discontinued energy trading with California entities in December 2000.

IPC believes that the default invoices were not proper and that it owes no further amounts to the CalPX. IPC intends to pursue all available remedies in its efforts to collect amounts owed to it by the CalPX.

On February 20, 2001, IPC filed a petition with FERC to intervene in a proceeding which requests the FERC to suspend the use of the CalPX charge back methodology and provides for further oversight in the CalPX's implementation of its default mitigation procedures.

A preliminary injunction has been granted by a Federal Judge in the Federal District Court for the Central District of California enjoining the CalPX from declaring any CalPX participant in default under the terms of the CalPX Tariff. On March 9, 2001, the CalPX filed for Chapter 11 protection with the U.S. Bankruptcy Court, Central District of California.

In April 2001, PG&E filed for bankruptcy. The CalPX and the California Independent System Operator (Cal ISO) were also creditors of PG&E. To the extent that PG&E's bankruptcy filing affects the collectibility of our receivables from the CalPX and Cal ISO our receivables from these entities are at greater risk.

Also in April 2001, the FERC issued an order stating that it was establishing price mitigation for sales in the California wholesale electricity market. Subsequently, in its June 19, 2001 Order, the FERC expanded that price mitigation plan to the entire western United States electrically interconnected system. That plan included the potential for orders directing electricity sellers into California since October 2, 2000 to refund portions of their sales prices if the FERC determined that those prices were not just and reasonable, and therefore not in compliance with the Federal Power Act. The June 19th Order also required all buyers and sellers in the Cal ISO market during the subject time-frame, to participate in settlement discussions to explore the potential for resolution of these issues without further FERC action. The settlement discussions failed to bring resolution of the refund issue and as a result, the FERC Chief Judge has submitted a Report and Recommendation to the FERC recommending that the FERC adopt his methodology set forth in his report and set for evidentiary hearing an analysis of the Cal ISO's and the CalPX's spot markets to determine what refunds may be due upon application of that methodology. The Judge recommended that his methodology should be applied to all sellers except those who at the evidentiary hearing are able to demonstrate that their costs exceed the results of the recommended methodology.

On July 25, 2001, the FERC issued an order establishing evidentiary hearing procedures related to the scope and methodology for calculating refunds related to transactions in the spot markets operated by the Cal ISO and the CalPX during the period October 2, 2000 through June 20, 2001.
The Company's marketing and trading subsidiary, IDACORP Energy, will participate in this proceeding. As to potential refunds, if any, the Company believes that its exposure will be more than offset by amounts due it from California entities. In addition, the FERC order established another proceeding to explore whether there may have been unjust and unreasonable charges for spot market sales in the Pacific Northwest during the period December
25, 2000 through June 20, 2001. Regarding the issue of refunds in the Pacific Northwest, IPC will participate in this proceeding. It is difficult to determine the extent of any potential impact at this time because the proceeding is in the early stages and the issues remain to be developed. We will continue to monitor both proceedings to determine the impact on the Company.

Effective June 11, 2001, IPC transferred its wholesale electricity marketing operations to IDACORP Energy L.P. IDACORP Energy is a Delaware limited partnership with IDACORP, Inc. as its sole general partner and IDACORP Energy Services Co., a wholly-owned subsidiary of IDACORP, Inc., as its sole limited partner. (See Note 9 to the Idaho Power Company financial statements.)

Effective with the June 11 transfer, the outstanding receivables and payables with the CalPX and Cal ISO were assigned from IPC to IDACORP Energy. At June 30, 2001, the CalPX and Cal ISO owed $13 million and $31 million respectively for energy sales made to them by IPC in November and December 2000. In addition, at June 30, 2001, IDACORP Energy had accrued but not paid $24 million due to the Cal ISO as an offset to the outstanding receivable.
IDACORP Energy has accrued a reserve of $44 million against these receivables and $7 million of other past due receivables (including less-than-investment grade receivables).

These reserves were calculated taking into account the continued deterioration of the California energy markets and, for the less-than-investment-grade receivables, by using a model that estimates the probability of default and the estimated recovery amounts of such receivables.

Counsel has been retained in connection with the CalPX and PG&E bankruptcies and FERC proceedings.

Based on the reserves recorded as of June 30, 2001, the Company believes that the future collectibility of these receivables or any potential refunds ordered by the FERC would not have a significant impact on operations or liquidity.

Energy Marketing
Effective June 11, 2001, IPC transferred its wholesale electricity marketing operations to IDACORP Energy, L.P. (IE). Prior to June 11, all wholesale electric trading operations were conducted by IPC. IE is a Delaware limited partnership with IDACORP, Inc. as its sole general partner and IDACORP Energy Services Co., a wholly owned subsidiary of IDACORP, Inc. as its sole limited partner.

Concurrent with the transfer, IE and IPC have entered into an Electricity Supply Management Services Agreement
(Agreement). IPC has received approval of the Agreement from the IPUC, the OPUC and the FERC. Under the Agreement, IPC will continue to own, operate and maintain its electric generating equipment and transmission facilities (System
Resources) and be responsible for system reliability. IE will manage and dispatch the System Resources to balance generation and load within the IPC operating area.

When buying and selling energy, the high volatility of energy prices can have a significant impact on profitability. Also, counterparty creditworthiness is key to ensuring that transactions entered into withstand dramatic market fluctuations. To manage these risks while implementing our business strategy, the Company has risk management committees, comprised of Company officers, to oversee the risk management program as defined in the risk management policy. The program is intended to manage, within approved limits, commodity price risk, credit risk, and other risks related to the energy trading business.

The aggregate potential daily loss in earnings from our energy trading activity as of June 30, 2001 is estimated to be $5.6 million at a 95 percent confidence interval and for a holding period of one business day (common industry parameters). This potential loss in earnings was estimated using an analytic value-at-risk methodology. This methodology computes value-at-risk based upon forward market prices and historical volatilities as of June 30, 2001. The value-at-risk is understood to be a statistical calculation of potential loss and not a forecast of expected loss and as such, is not guaranteed to occur. The confidence level and holding period imply that there is a five percent chance that the daily loss could exceed $5.6 million. The daily value-at-risk estimate is managed within approved limits and is reported daily to the Risk Management Committee.

Power supply and demand management
Our utility operations are being affected by the electricity market and generation conditions in the western United States. The tremendous unpredictability of prices for purchased power, along with increasing demand and reduced hydroelectric generation, have combined to produce substantial increases in our costs to supply power.

We monitor the effect of streamflow conditions on Brownlee Reservoir, the water source for our three Hells Canyon hydroelectric facilities. In a typical year, these three projects combine to produce about half of our generated electricity. Inflows into Brownlee result from a combination of precipitation, storage and ground water conditions. Our most recent forecast for inflows into Brownlee during the April-July runoff period is 2.4 MAF. This compares to the 73-year median of 5.1 MAF and last year's 4.4 MAF. Hydro generation on IPC's system decreased 38 percent or 0.9 million MWH for the quarter and 43 percent or 2.2 million MWH year-to-date compared to 2000 because of these poor generating conditions. These conditions are expected to continue through this water year.

These conditions have set in motion a number of programs to decrease our reliance on expensive wholesale power. These programs are designed to reduce overall energy use, decrease peak demand levels, and increase generation within our service territory. Significant programs include the following:

     IPC filed to site a 90-MW simple-cycle, natural gas-fired combustion turbine near Mountain Home, Idaho, targeting completion in September 2001. IPC has also sited mobile generators at various locations in Boise.
     These generators can supply up to 40 MW of additional generating capacity if the need arises.

     The IPUC approved a two-year agreement through which IPC will compensate its largest industrial customer, Astaris, for reducing its load by 50 MW. The load reduction, effective in April 2001, should provide IPC an additional 300,000 MWHs in 2001.

     In March 2001, the IPUC and OPUC approved a program that compensates large customers who voluntarily reduce load by at least one MW when requested to do so by IPC.

     The IPUC and OPUC have also approved a program that compensates irrigation customers capable of reducing usage by at least 100 MWh. The program is projected to reduce usage by 500,000 MWh, more than 25 percent of normal irrigation load.

     As part of the May 2001 PCA discussed above, the IPUC required IPC to implement a tiered rate structure for Idaho residential customers. This rate structure increases rates as a customer's usage increases.

     IPC is also studying residential and commercial conservation programs, e.g. fluorescent light bulbs, AC heat pump servicing, and methods of funding such programs.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
      MARKET RISK

The information required by this item is included in Item 2
"Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Other Matters - Energy
Marketing".


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) Regular annual meeting of IDACORP'S stockholders, held May 17, 2001 in Boise, Idaho.

  (b) Directors elected at the meeting for a three-year term:
          Rotchford L. Barker
          Jon H. Miller
          Robert A. Tinstman

       Continuing Directors:
          Jan B. Packwood                Roger L. Breezley
          Peter T. Johnson               John B. Carley
          Peter S. O'Neill               Jack K. Lemley
          Evelyn Loveless

  (c)(1)a)      To elect three Director Nominees:

        Name                        For      Withheld     Total
                                                          Voted
        Rotchford L. Barker    32,096,939   553,647    32,650,586
        Jon H. Miller          31,954,676   695,910    32,650,586
        Robert A. Tinstman     32,034,214   616,372    32,650,586

     b) To amend the IDACORP 2000 Long-Term Incentive and
        Compensation Plan to approve the authorization of additional shares subject to the plan:

        Class of       For        Against    Abstain      Total
         Stock                                            Voted
        Common      27,108,594   4,868,034   673,958   32,650,586


     c) To amend the IDACORP 2000 Long-Term Incentive and
        Compensation Plan to increase Section 162(m) limits:

        Class of       For       Against     Abstain    Total
          Stock                                         Voted
        Common      27,712,810   4,216,059   721,717   32,650,586

     d) To ratify the selection of Deloitte & Touche LLP (D&T) as independent auditors for the fiscal year ending December 31, 2001.

        Class of       For       Against    Abstain      Total
          Stock                                          Voted
        Common      32,096,848    346,731   207,007    32,650,586






Item 4. Submission of Matters to a Vote of Security Holders

 (a) Regular annual meeting of Idaho Power Company's stockholders, held May 17, 2001 in Boise, Idaho.

 (b) Directors elected at the meeting for a three-year term:
          Rotchford L. Barker
          Jon H. Miller
          Robert A. Tinstman

       Continuing Directors:
          Jan B. Packwood                Roger L. Breezley
          Peter T. Johnson               John B. Carley
          Peter S. O'Neill               Jack K. Lemley
          Evelyn Loveless

 (c)(1)a)   To elect three Director Nominees:

                            Common           4% Preferred        7.68% Preferred
   Name                  For      Withheld  For       Withheld   For     Witheld

   Rotchford L. Barker 37,612,351   -       1,946,594 43,080     124,467   715
   Jon H. Miller       37,612,351   -       1,945,034 44,640     124,467   715
   Robert A. Tinstman  37,612,351   -       1,943,434 46,240     124,467   715

     b) To ratify the selection of Deloitte & Touche LLP
        (D&T) as independent auditors for the fiscal year ending December 31, 2001.

        Class of           For         Against    Abstain        Total
         Stock                                                   Voted
        Common           37,612,351          -          -       37,612,351
        4% Preferred      1,979,394      3,820      6,460        1,989,674
        7.68% Preferred     124,782        400          -          125,182
            Total        39,716,527      4,220      6,460       39,727,207


   (2)        Director Nominees

        Class of Stock           For       Withheld        Total Voted
        Common               37,612,351           -         37,612,351
        4% Preferred          1,943,434      46,240          1,989,674
        7.68% Preferred         124,467         715            125,182
             Total           39,680,252      46,955         39,727,207









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

*3(a)(iii)     1-3198         3(a)(iii)     Articles   of   Amendment    to
               Form 10-Q                    Restated      Articles       of
               for 6/30/00                  Incorporation of IPC  as  filed
                                            with the Secretary of State  of
                                            Idaho on June 15, 2000.

*3(b)          1-3198         3(c)          By-laws   of  IPC  amended   on
               Form 10-Q                    September    9,    1999,    and
               for 9/30/99                  presently in effect.

*3(c)          33-56071       3(d)          Articles of Share Exchange,  as
                                            filed  with  the  Secretary  of
                                            State of Idaho on September 29,
                                            1998.

*3(d)          333-64737      3.1           Articles  of  Incorporation  of
                                            IDACORP, Inc.

*3(e)          333-64737      3.2           Articles   of   Amendment    to
                                            Articles  of  Incorporation  of
                                            IDACORP, Inc. as filed with the
                                            Secretary of State of Idaho  on
                                            March 9, 1998.

*3(f)          333-00139      3(b)          Articles   of   Amendment    to
                                            Articles  of  Incorporation  of
                                            IDACORP, Inc. creating A Series
                                            Preferred  Stock,  without  par
                                            value,   as  filed   with   the
                                            Secretary of State of Idaho  on
                                            September 17, 1998.

*3(g)          1-14465        3(c)          Amended Bylaws of IDACORP, Inc.
               Form 10-Q                    as of July 8, 1999.
               for 6/30/99

*4(a)(i)       2-3413         B-2           Mortgage  and  Deed  of  Trust,
                                            dated  as  of October 1,  1937,
                                            between  IPC and Bankers  Trust
                                            Company  and  R.  G.  Page,  as
                                            Trustees.

*4(a)(ii)                                   IPC Supplemental Indentures  to
                                            Mortgage and Deed of Trust:
                                            Number         Dated
               1-MD           B-2-a         First          July 1, 1939
               2-5395         7-a-3         Second         November 15, 1943
               2-7237         7-a-4         Third          February 1, 1947
               2-7502         7-a-5         Fourth         May 1, 1948
               2-8398         7-a-6         Fifth          November 1, 1949
               2-8973         7-a-7         Sixth          October 1, 1951
               2-12941        2-C-8         Seventh        January 1, 1957
               2-13688        4-J           Eighth         July 15, 1957
               2-13689        4-K           Ninth          November 15, 1957
               2-14245        4-L           Tenth          April 1, 1958
               2-14366        2-L           Eleventh       October 15, 1958
               2-14935        4-N           Twelfth        May 15, 1959
               2-18976        4-O           Thirteenth     November 15, 1960
               2-18977        4-Q           Fourteenth     November 1, 1961
               2-22988        4-B-16        Fifteenth      September 15,1964
               2-24578        4-B-17        Sixteenth      April 1, 1966
               2-25479        4-B-18        Seventeenth    October 1, 1966
               2-45260        2(c)          Eighteenth     September 1, 1972
               2-49854        2(c)          Nineteenth     January 15, 1974
               2-51722        2(c)(i)       Twentieth      August 1, 1974
               2-51722        2(c)(ii)      Twenty-first   October 15, 1974
               2-57374        2(c)          Twenty-second  November 15, 1976
               2-62035        2(c)          Twenty-third   August 15, 1978
               33-34222       4(d)(iii)     Twenty-fourth  September 1, 1979
               33-34222       4(d)(iv)      Twenty-fifth   November 1, 1981
               33-34222       4(d)(v)       Twenty-sixth   May 1, 1982
               33-34222       4(d)(vi)      Twenty-seventh May 1, 1986
               33-00440       4(c)(iv)      Twenty-eighth  June 30, 1989
               33-34222       4(d)(vii)     Twenty-ninth   January 1, 1990
               33-65720       4(d)(iii)     Thirtieth      January 1, 1991
               33-65720       4(d)(iv)      Thirty-first   August 15, 1991
               33-65720       4(d)(v)       Thirty-second  March 15, 1992
               33-65720       4(d)(vi)      Thirty-third   April 1, 1993
               1-3198         4             Thirty-fourth  December 1, 1993
               Form 8-K
               Dated
               12/17/93
               1-3198         4             Thirty-fifth   November 1, 2000
               Form 8-K
               Dated
               11/21/00

*4(b)          33-65720       10(c)         Instruments  relating  to   IPC
                                            American  Falls bond guarantee.
                                            (see Exhibit 10(c)).

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
               dated                        IDACORP, Inc. and the  Bank  of
               September 15,                New York as Rights Agent.
               1998

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

*10(h)(i)      1-3198         10(n)(i)      The  Revised Security Plan  for
               Form 10-K                    Senior Management Employees - a
               for 1994                     non-qualified,         deferred
                                            compensation   plan   effective
                                            August 1, 1996.

*10(h)(ii)     1-3198         10(n)(ii)     The  Executive Annual Incentive
               Form 10-K                    Plan   for   senior  management
               for 1994                     employees   of  IPC   effective
                                            January 1, 1995.

*10(h)(iii)    1-3198         10(n)(iii)    The  1994 Restricted Stock Plan
               Form 10-K                    for officers and key executives
               for 1994                     of   IDACORP,  Inc.   and   IPC
                                            effective July 1, 1994.

*10(h)(iv)     1-14465        10(h)(iv)     The  Revised Security Plan  for
               1-3198                       Board  of  Directors -  a  non-
               Form 10-K                    qualified,             deferred
               for 1998                     compensation   plan   effective
                                            August  1, 1996, revised  March
                                            2, 1999.

*10(h) (v)     14465          10(e)         IDACORP,    Inc.   Non-Employee
               Form 10-Q                    Directors   Stock  Compensation
               for 6/30/99                  Plan as of May 17, 1999.

*10(h)(vi)     1-3198         10(y)         Executive  Employment Agreement
               Form 10-K                    dated November 20, 1996 between
               for 1997                     IPC and Richard R. Riazzi.



*10(h)(vii)    1-3198         10(g)         Executive  Employment Agreement
               Form 10-Q                    dated  April  12, 1999  between
               for 6/30/99                  IPC and Marlene Williams.

*10(h)(viii)   1-14465        10(h)         Agreement between IDACORP, Inc.
               Form 10-Q                    and  Jan B. Packwood, J. LaMont
               for 9/30/99                  Keen,  James C. Miller, Richard
                                            Riazzi,   Darrel  T.  Anderson,
                                            Bryan  Kearney, Cliff N. Olson,
                                            Robert  W. Stahman and  Marlene
                                            K. Williams.

10(h)(ix)                                   IDACORP,  Inc.  2000  Long-Term
                                            Incentive    and   Compensation
                                            Plan.

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

12(e) Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges. (IPC)

12(f) Statement Re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements. (IPC)

12(g) Statement Re: Computation of Supplemental Ratio of Earnings to Combined Fixed Charges and
                                            Preferred              Dividend
                                            Requirements. (IPC)

15                                          Letter  Re:  Unaudited  Interim
                                            Financial Information.

21                                          Subsidiaries  of IDACORP,  Inc.
                                            and IPC.

1Compensatory plan


(b)Reports on Form 8-K. The following reports on Form 8-K were filed for the three months ended June 30, 2001.

        Items Reported             Date of         Filed By
                                   Report

Item 2 - Acquisition or
         Disposition of Assets     June 11, 2001    IPC
Item 7 - Financial statements
         and exhibits

*   Previously filed and Incorporated herein by Reference.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  IDACORP, Inc.
                                  (Registrant)




Date August 3, 2001   By:  /s/ J LaMont Keen
                              J LaMont Keen
                              Senior Vice President
                              Administration
                              and Chief Financial Officer
                              (Principal Financial
                              Officer)

Date August 3, 2001   By:  /s/ Darrel T Anderson
                              Darrel T Anderson
                              Vice President-Finance
                              and Treasurer
                              (Principal Accounting
                              Officer)






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  IDAHO POWER COMPANY
                                  (Registrant)




Date August 3, 2001   By:  /s/ J LaMont Keen
                              J LaMont Keen
                              Senior Vice President
                              Administration
                              and Chief Financial Officer
                              (Principal Financial
                              Officer)

Date August 3, 2001   By:  /s/ Darrel T Anderson
                              Darrel T Anderson
                              Vice President-Finance
                              and Treasurer
                              (Principal Accounting
                              Officer)