Form 10-Q
period 2001-09-30
IDAHO POWER CO; IDACORP INC
filed 2001-11-08
CIK 49648, 1057877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C.  20549

                          FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001

                             OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

  For the transition period from    ______   to     ______

              Exact name of registrants as
                        specified
               in their charters, state of         I.R.S.
Commission       incorporation, address of        Employer
  File         principal executive offices,     Identification
 Number           and telephone number             Number

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

Yes   X   No

Number of shares of Common Stock outstanding as of September 30, 2001:

IDACORP, Inc.:           37,468,712
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


                            INDEX
                                                        Page
Definitions                                                2

Part I.  Financial Information:
  Item 1.  Financial Statements
     IDACORP, Inc.:
       Consolidated Statements of Income                 3-4
       Consolidated Balance Sheets                       5-6
       Consolidated Statements of Capitalization           7
       Consolidated Statements of Cash Flows               8
       Consolidated Statements of Comprehensive
         Income                                            9
       Notes to Consolidated Financial Statements      10-19
       Independent Accountants' Report                    20
     Idaho Power Company:
       Consolidated Statements of Income               21-22
       Consolidated Balance Sheets                     23-24
       Consolidated Statements of Capitalization          25
       Consolidated Statements of Cash Flows              26
       Consolidated Statements of Comprehensive
         Income                                           27
       Notes to Consolidated Financial Statements      28-29
       Independent Accountants' Report                    30

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                31-44

  Item 3.  Quantitative and Qualitative Disclosures
             about Market Risk                            44

Part II.  Other Information:

  Item 6.  Exhibits and Reports on Form 8-K            45-50

Signatures                                             51-52

                         DEFINITIONS

BPA  - Bonneville Power            MAF  - Million Acre-Feet
       Administration
Cal  - California Independent      MMbtu- Million British
ISO    System Operator                    Thermal Units
                                   MW   - Megawatt
CalPX- California Power            MWH  - Megawatt-hour
       Exchange
DIG  - Derivatives                 OPUC - Oregon Public
       Implementation Group               Utility Commission
FASB - Financial Accounting        PCA  - Power Cost
       Standards Board                    Adjustment
FERC - Federal Energy              PUCN - Public Utility
       Regulatory Commission              Commission of
IE   - IDACORP Energy                     Nevada
IPC  - Idaho Power Company         REA  - Rural Electrification
                                          Administration
IPUC - Idaho Public Utilities      SFAS - Statement of
       Commission                         Financial Accounting
kWh  - kilowatt-hour                      Standards


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


               PART I - FINANCIAL INFORMATION
                Item 1.  Financial Statements
                        IDACORP, Inc.
              Consolidated Statements of Income

                                            Three Months Ended
                                              September 30,
                                            2001          2000
                                          (Thousands of Dollars
                                         Except Per Share Amounts)
OPERATING REVENUES:
 Electric utility:
  General business                       $185,830      $158,611
  Off system sales                         91,654        61,179
  Equity in earnings of partnerships        2,475         2,529
  Other revenues                            9,322        12,145
   Total electric utility revenues        289,281       234,464
 Energy marketing                         104,985        72,881
 Other                                      3,735         9,038
   Total operating revenues               398,001       316,383

OPERATING EXPENSES:
 Electric Utility:
  Purchased power                         228,460       139,243
  Fuel expense                             25,947        23,811
  Power cost adjustment                   (57,770)      (45,612)
  Other operations and maintenance         50,004        49,629
  Depreciation                             21,894        19,933
  Taxes other than income taxes             4,947         5,024
   Total electric utility expenses        273,482       192,028
 Energy marketing                          48,216        30,878
 Other                                      7,305        10,909
     Total operating expenses             329,003       233,815

OPERATING INCOME:
 Electric utility                          15,799        42,436
 Energy marketing                          56,769        42,003
 Other                                     (3,570)       (1,871)
   Total operating income                  68,998        82,568

OTHER INCOME:
 Allowance for equity funds used
   during construction                        173           696
 Other - net                                  894        (3,357)
   Total other income                       1,067        (2,661)

INTEREST EXPENSE AND OTHER:
 Interest on long-term debt                13,788        13,239
 Other interest                             4,804         2,366
 Allowance for borrowed funds used
   during construction                       (879)         (609)
 Preferred dividends of Idaho Power
   Company                                  1,374         1,511
   Total interest expense and other        19,087        16,507

INCOME BEFORE INCOME TAXES                 50,978        63,400

INCOME TAXES                               17,055        21,839

NET INCOME                               $ 33,923      $ 41,561

AVERAGE COMMON SHARES OUTSTANDING
   (000's)                                 37,410        37,524

EARNINGS PER SHARE OF COMMON STOCK       $   0.91      $   1.11
   (basic and diluted)

 The accompanying notes are an integral part of these statements.



                        IDACORP, Inc.
              Consolidated Statements of Income

                                             Nine Months Ended
                                               September 30,
                                             2001          2000
                                           (Thousands of Dollars
                                              Except Per Share
                                                  Amounts)
OPERATING REVENUES:
 Electric utility:
  General business                        $475,158      $420,993
  Off system sales                         205,552       161,158
  Equity in earnings of partnerships         7,522         9,240
  Other revenues                            34,763        29,820
   Total electric utility revenues         722,995       621,211
 Energy marketing                          306,568       124,019
 Other                                      10,189        19,940
   Total operating revenues              1,039,752       765,170

OPERATING EXPENSES:
 Electric utility:
  Purchased power                          523,165       253,762
  Fuel expense                              73,545        68,526
  Power cost adjustment                   (184,102)      (64,297)
  Other operations and maintenance         149,383       146,317
  Depreciation                              64,293        59,769
  Taxes other than income taxes             15,591        15,914
   Total electric utility expenses         641,875       479,991
 Energy marketing                          159,969        45,406
 Other                                      24,089        26,261
     Total operating expenses              825,933       551,658

OPERATING INCOME:
 Electric utility                           81,120       141,220
 Energy marketing                          146,599        78,613
 Other                                     (13,900)       (6,321)
   Total operating income                  213,819       213,512

OTHER INCOME:
 Allowance for equity funds used
   during construction                         758         1,787
 Gains on sales of assets                    1,605        14,000
 Other - net                                 1,098        (2,082)
   Total other income                        3,461        13,705

INTEREST EXPENSE AND OTHER:
 Interest on long-term debt                 42,003        39,654
 Other interest                             13,464         7,051
 Allowance for borrowed funds used
   during construction                      (3,295)       (1,620)
 Preferred dividends of Idaho Power
   Company                                   4,128         4,423
   Total interest expense and other         56,300        49,508

INCOME BEFORE INCOME TAXES                 160,980       177,709

INCOME TAXES                                56,198        61,546

NET INCOME                                $104,782      $116,163

AVERAGE COMMON SHARES OUTSTANDING
   (000's)                                  37,413        37,581

EARNINGS PER SHARE OF COMMON STOCK
   (basic and diluted)                    $   2.80      $   3.09

The accompanying notes are an integral part of these statements.




                        IDACORP, Inc.
                 Consolidated Balance Sheets

                           Assets

                                         September 30,  December 31,
                                               2001         2000
                                            (Thousands of Dollars)
CURRENT ASSETS:
 Cash and cash equivalents                $   62,415    $  106,795
 Receivables:
   Customer                                  330,549       243,647
   Allowance for uncollectible
     accounts                                (42,426)      (23,079)
   Employee notes                              5,170         4,742
   Other                                      10,849        15,611
 Energy marketing assets                     294,825     1,060,128
 Derivative assets                             1,133             -
 Taxes receivable                             19,621             -
 Accrued unbilled revenues                    32,427        44,825
 Materials and supplies (at average
    cost)                                     26,486        29,731
 Fuel stock (at average cost)                  6,797         5,105
 Prepayments                                  26,845        24,575
 Regulatory assets associated with
    income taxes                              13,054         8,672
 Regulatory assets - derivatives              55,136             -
   Total current assets                      842,881     1,520,752

INVESTMENTS AND OTHER ASSETS                 187,750       157,068

PROPERTY, PLANT AND EQUIPMENT:
 Utility plant in service                  2,941,236     2,799,874
 Accumulated provision for
   depreciation                           (1,201,079)   (1,142,572)
   Utility plant in service - net          1,740,157     1,657,302
 Construction work in progress               112,266       136,388
 Utility plant held for future use             2,232         2,167
 Other property, net of accumulated
   depreciation                               18,893         9,179
   Property, plant and equipment -
     net                                   1,873,548     1,805,036

DEFERRED DEBITS:
 American Falls and Milner water
   rights                                     31,585        31,585
 Company-owned life insurance                 39,627        39,554
 Energy marketing assets - long-term         345,466        43,556
 Regulatory assets associated with
   income taxes                              198,240       204,880
 Regulatory assets - PCA                     308,107       119,905
 Regulatory assets - long-term
   derivatives                                15,229             -
 Regulatory assets - other                    38,816        45,750
 Other                                        67,952        71,620
   Total deferred debits                   1,045,022       556,850

      TOTAL                               $3,949,201    $4,039,706

The accompanying notes are an integral part of these statements.





                        IDACORP, Inc.
                 Consolidated Balance Sheets

               Liabilities and Capitalization

                                         September 30,  December 31,
                                               2001         2000
                                           (Thousands of Dollars)
CURRENT LIABILITIES:
 Current maturities of long-term
   debt                                   $    9,110    $   39,774
 Notes payable                               325,500       120,600
 Accounts payable                            353,466       272,376
 Energy marketing liabilities                356,690     1,060,180
 Derivative liabilities                       56,270             -
 Taxes accrued                                     -        15,631
 Interest accrued                             20,576        16,985
 Deferred income taxes                        13,054         8,672
 Other                                        48,777        28,104
   Total current liabilities               1,183,443     1,562,322

DEFERRED CREDITS:
 Deferred income taxes                       567,733       460,464
 Energy marketing liabilities - long-
   term                                      170,711        46,769
 Derivative liabilities - long-term           15,229             -
 Regulatory liabilities associated
   with deferred investment tax credits       65,856        66,050
 Regulatory liabilities associated
   with income taxes                          39,979        40,230
 Regulatory liabilities - other                4,178         4,621
 Other                                        62,395        69,259
   Total deferred credits                    926,081       687,393

LONG-TERM DEBT                               870,140       864,114

COMMITMENTS AND CONTINGENT
   LIABILITIES

PREFERRED STOCK OF IDAHO POWER
   COMPANY                                   104,524       105,066

COMMON STOCK EQUITY:
 Common stock, no par value (shares
   authorized 120,000,000;
   37,614,798 shares issued)                 451,530       453,102
 Retained earnings                           422,565       370,126
 Accumulated other comprehensive
   income (loss)                              (3,536)         (921)
 Treasury stock (146,086 and 44,425
   shares at cost, respectively)              (5,546)       (1,496)
   Total common stock equity                 865,013       820,811

 TOTAL                                    $3,949,201    $4,039,706

The accompanying notes are an integral part of these statements.






                        IDACORP, Inc.
          Consolidated Statements of Capitalization

                                   September 30,        December 31,
                                       2001      %       2000      %
                                       (Thousands of Dollars)
COMMON STOCK EQUITY:
 Common stock                      $  451,530        $  453,102
 Retained earnings                    422,565           370,126
 Accumulated other
   comprehensive income (loss)         (3,536)             (921)
 Treasury stock                        (5,546)           (1,496)
      Total common stock equity       865,013   47      820,811   46

PREFERRED STOCK OF IDAHO POWER
  COMPANY:
 4% preferred stock                    14,524            15,066
 7.68% Series, serial preferred
   stock                               15,000            15,000
 7.07% Series, serial preferred
   stock                               25,000            25,000
 Auction rate preferred stock          50,000            50,000
      Total preferred stock           104,524    6      105,066    6

LONG-TERM DEBT:
 First mortgage bonds:
   6.93%  Series due 2001                   -            30,000
   6.85%  Series due 2002              27,000            27,000
   6.40%  Series due 2003              80,000            80,000
   8   %  Series due 2004              50,000            50,000
   5.83%  Series due 2005              60,000            60,000
   7.38%  Series due 2007              80,000            80,000
   7.20%  Series due 2009              80,000            80,000
   6.60%  Series due 2011             120,000                 -
   Maturing 2021 through 2031
     with rates ranging
     from 7.5% to 9.52%               130,000           230,000
      Total first mortgage
        bonds                         627,000           637,000
       Amount due within one
         year                               -           (30,000)
        Net first mortgage
          bonds                       627,000           607,000
 Pollution control revenue
    bonds:
   8.30% Series 1984 due 2014          49,800            49,800
   6.05% Series 1996A due 2026         68,100            68,100
   Variable Rate Series 1996B
     due 2026                          24,200            24,200
   Variable Rate Series 1996C
     due 2026                          24,000            24,000
   Variable Rate Series 2000
     due 2027                           4,360             4,360
      Total pollution control
        revenue bonds                 170,460           170,460
 REA notes                              1,282             1,339
   Amount due within one year             (77)              (77)
      Net REA notes                     1,205             1,262
 American Falls bond guarantee         19,885            19,885
 Milner Dam note guarantee             11,700            11,700
 Unamortized premium/discount -
   net                                 (1,048)           (1,330)
 Debt related to investments in
    affordable housing with
    rates ranging from 6.03% to
    8.59% due 2001 to 2011             49,673            64,063
   Amount due within one year          (9,033)           (9,697)
      Net affordable housing
        debt                           40,640            54,366
 Other subsidiary debt                    298               771

      Total long-term debt            870,140    47     864,114   48

TOTAL CAPITALIZATION               $1,839,677   100  $1,789,991  100


 The accompanying notes are an integral part of these statements.




                        IDACORP, Inc.
            Consolidated Statements of Cash Flows

                                            Nine Months Ended
                                              September 30,
                                            2001         2000
                                          (Thousands of Dollars)
OPERATING ACTIVITIES:
 Net income                               $104,782      $116,163
 Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
   Allowance for uncollectible
     accounts                               19,347             -
   Unrealized gains from energy
     marketing activities                 (116,299)      (11,904)
   Gains on sales of assets                 (1,605)      (14,000)
   Depreciation and amortization            82,324        73,996
   Deferred taxes and investment tax
     credits                               115,045        29,741
   Accrued PCA costs                      (188,202)      (65,190)
   Undistributed earnings (losses) of
     affiliates                              2,314          (558)
   Change in:
      Accounts receivable and
        prepayments                        (85,804)      (98,296)
      Accrued unbilled revenue              12,398        (2,175)
      Materials and supplies and fuel
        stock                                 (510)        3,021
      Accounts payable                      64,569        80,613
      Taxes accrued                        (35,252)        2,711
      Other current assets and
        liabilities                          3,591        (5,823)
   Other - net                              (5,821)       (4,608)
      Net cash provided by (used in)
        operating activities               (29,123)      103,691

INVESTING ACTIVITIES:
 Additions to property, plant and
   equipment                              (138,260)      (88,944)
 Investments in affordable housing
   projects                                      -       (15,813)
 Proceeds from sales of assets              11,126        17,500
 Other - net                                (3,266)       (8,012)
   Net cash used in investing
     activities                           (130,400)      (95,269)

FINANCING ACTIVITIES:
 Proceeds from issuance of:
   First mortgage bonds                    120,000             -
   Pollution control revenue bonds               -         4,360
   Long-term debt related to
     affordable housing projects                 -         6,995
 Retirement of:
   First mortgage bonds                   (130,000)      (80,000)
   Long-term debt related to
     affordable housing projects           (14,390)      (15,173)
 Pollution control revenue bonds                 -        (4,360)
 Reacquisition of common shares             (7,969)       (8,014)
 Dividends on common stock                 (52,343)      (52,386)
 Increase in short-term borrowings         204,900        47,418
 Other - net                                (5,055)         (109)
   Net cash provided by (used in)
     financing activities                  115,143      (101,269)

Net decrease in cash and cash
  equivalents                              (44,380)      (92,847)

Cash and cash equivalents at beginning
  of period                                106,795       111,338

Cash and cash equivalents at end of
  period                                  $ 62,415      $ 18,491

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
 Cash (received) paid during the
   period for:
   Income taxes                           $(17,241)    $ 30,928
   Interest (net of amount
     capitalized)                         $ 46,772     $ 45,960
 Distribution of treasury stock to
   affiliates                             $  8,249     $      -

The accompanying notes are an integral part of these statements.




                        IDACORP, Inc.
       Consolidated Statements of Comprehensive Income

                                            Three Months Ended
                                              September 30,
                                            2001         2000
                                          (Thousands of Dollars)

NET INCOME                                $33,923      $41,561

OTHER COMPREHENSIVE INCOME (LOSS):
 Unrealized gains (losses) on              (1,008)         249
   securities (net of tax of ($655) and
   $162)

TOTAL COMPREHENSIVE INCOME                $32,915      $41,810

The accompanying notes are an integral part of these statements.






                                            Nine Months Ended
                                              September 30,
                                            2001         2000
                                          (Thousands of Dollars)

NET INCOME                                $104,782     $116,163

OTHER COMPREHENSIVE INCOME (LOSS):
 Unrealized gains (losses) on               (2,615)         992
   securities (net of tax of ($1,580) and
   $67)

TOTAL COMPREHENSIVE INCOME                $102,167     $117,155

The accompanying notes are an integral part of these statements.





                        IDACORP, Inc.
         Notes to Consolidated Financial Statements

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business
IDACORP, Inc. (IDACORP or the Company) is a holding company whose principal operating subsidiaries are Idaho Power Company (IPC) and IDACORP Energy (IE). IPC is regulated by the FERC and the state regulatory commissions of Idaho, Oregon, Nevada and Wyoming, and is engaged in the generation, transmission, distribution, sale and purchase of electric energy. IPC is the parent of Idaho Energy Resources Co., a joint venturer in Bridger Coal Company, which supplies coal to IPC's Jim Bridger generating plant. IE is a marketer of electricity and natural gas, trading in 31 states and two Canadian provinces.

IDACORP's other subsidiaries include:

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

Financial Statements
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly its consolidated financial position as of September 30, 2001, and its consolidated results of operations for the three and nine months ended September 30, 2001 and 2000 and consolidated cash flows for the nine months ended September 30, 2001 and 2000. These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters that would be included in full year financial statements and therefore they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Planned Major Maintenance
The Company records repair and maintenance costs associated with planned major maintenance activities as these costs are incurred.

Regulatory Assets
IPC has $4.5 million of regulatory assets that are not earning a return. These assets are predominately related to reorganization costs and post-employment benefits, and have remaining amortization periods of less than five years.

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

Reclassifications
Certain items previously reported for periods prior to September 30, 2001 have been reclassified to conform with the current period's presentation. Net income and common stock equity were not affected by these reclassifications.

New Accounting Pronouncements
In July 2001 the FASB issued SFAS 141, "Business Combinations," which addresses accounting and reporting for business combinations. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using one method, the purchase method. The Company does not believe the adoption will have a significant effect on its financial statements.

Also in July 2001 the FASB issued SFAS 142 "Goodwill and Other Intangible Assets," which is effective January 1, 2002. SFAS 142 requires, among other things, that goodwill can no longer be amortized. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

In August 2001 the FASB issued SFAS 143 "Accounting for Asset Retirement Obligations" which is effective for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. An obligation may result from the acquisition, construction, development and the normal operation of a long-lived asset. The Company is currently assessing but has not yet determined the impact of SFAS 143 on its financial position and results of operations.

Also in August 2001 the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets superseding SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company is currently assessing but has not yet determined the impact of SFAS 144 on its financial position and results of operations.


2.  INCOME TAXES

The Company's effective tax rate for the first nine months increased from 34.6 percent in 2000 to 34.9 percent in 2001.
Reconciliations between the statutory income tax rate and the effective rates are as follows (in thousands of dollars):

                             Nine Months Ended September 30,
                                 2001                2000
                            Amount    Rate      Amount    Rate
Computed income taxes
  based on statutory
  federal income tax rate   $ 56,343   35.0%    $ 62,198   35.0%
Changes in taxes
  resulting from:
  Investment tax credits      (2,329)  (1.4)      (2,313)  (1.3)
  Repair allowance            (2,100)  (1.3)      (2,100)  (1.2)
  Pension expense             (1,368)  (0.9)      (1,420)  (0.8)
  State income taxes           8,734    5.4        8,841    4.9
  Depreciation                 6,325    3.9        5,154    2.9
  Affordable housing tax
    credits                  (10,034)  (6.2)     (10,257)  (5.8)
  Preferred dividends of
    IPC                        1,444    0.9        1,548    0.9
  Other                         (817)  (0.5)        (105)   0.0
Total provision for
  federal and state
  income taxes              $ 56,198   34.9%    $ 61,546   34.6%


3.  PREFERRED STOCK OF IDAHO POWER COMPANY:

The number of shares of IPC preferred stock outstanding were as follows:

                                    September 30,  December 31,
                                      2001            2000
Cumulative, $100 par value:
  4% preferred stock (authorized
     215,000 shares)                  145,244      150,656
  Serial preferred stock, 7.68%
     Series (authorized
     150,000 shares)                  150,000      150,000

Serial preferred stock,
  cumulative, without par
  value; total of 3,000,000
  shares authorized:
  7.07% Series, $100 stated
    value, (authorized
    250,000 shares)                   250,000      250,000
  Auction rate preferred stock,
    $100,000 stated
    value, (authorized 500
    shares)                               500          500

4.  FINANCING:

At September 30, 2001, IPC had regulatory authority to incur up to $500 million of short-term indebtedness. On September 12, 2001, IPC issued $100 million Floating Rate Notes, Due September 1, 2002. Proceeds from this issuance were used to retire other short-term borrowings. At September 30, 2001, IPC's short-term borrowing totaled $244 million.

The Company has bank line of credit facilities established at both IPC and IDACORP. IPC has a $120 million multi-year revolving credit facility that expires in December 2001 under which it pays a facility fee on the commitment, quarterly in arrears, based on IPC's First Mortgage Bond rating. IPC also established on April 27, 2001 a 364-day credit facility for up to $165 million in support of its ongoing operations. IPC commercial paper may be issued subject to the regulatory maximum.

IDACORP has separately established a $50 million three-year credit facility that expires in December 2001, and a $375 million 364-day credit facility that expires in March 2002.
Under these facilities IDACORP pays a facility fee on the commitment, quarterly in arrears, based on IPC's First
Mortgage Bond rating. At September 30, 2001, short-term borrowing on these facilities totaled $81.5 million.

IDACORP currently has a $300 million shelf registration statement that can be used for the issuance of unsecured debt and preferred or common stock. At September 30, 2001, none had been issued.

On March 23, 2000, IPC filed a $200 million shelf registration statement that could be used for First Mortgage Bonds (including medium term notes), unsecured debt, or preferred stock. On December 1, 2000, IPC issued $80 million principal amount of Secured Medium Term Notes, Series C, 7.38% Series due 2007. Proceeds were used for the early redemption in January 2001 of the $75 million First Mortgage Bonds 9.50% Series due 2021. On March 2, 2001, IPC issued $120 million principal amount of Secured Medium Term Notes, Series C, 6.60% Series due 2011 with the proceeds used to reduce short-term borrowing incurred in support of
ongoing long-term construction requirements.   At September
30, 2001, no amount remained to be issued on this shelf registration statement.

On August 16, 2001, IPC filed a $200 million shelf registration statement that can be used for First Mortgage
Bonds (including medium-term notes), unsecured debt or preferred stock. At September 30, 2001, no amounts had been issued.


5.  COMMITMENTS AND CONTINGENT LIABILITIES:

Commitments under contracts and purchase orders relating to IPC's program for construction and operation of facilities amounted to approximately $6.5 million at September 30, 2001. Additionally, Ida-West Energy has commitments totaling $30.5 million. The commitments are generally revocable by the Company subject to reimbursement of manufacturers' expenditures incurred and/or other termination charges.

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

IE also has approximately $0.4 million in receivables from less-than-investment grade entities at September 30, 2001.

California Energy Situation
As a component of IPC's non-utility energy trading in the state of California, IPC, in January 1999, entered into a participation agreement with the California Power Exchange (CalPX), a California non-profit public benefit corporation. The CalPX, at this time, operated a wholesale electricity market in California by acting as a clearinghouse through which electricity was bought and sold. Pursuant to the participation agreement, IPC could sell power to the CalPX under the terms and conditions of the CalPX Tariff. Under the participation agreement, if a participant in the CalPX exchange defaults on a payment to the exchange, the other participants are required to pay their allocated share of the default amount to the exchange. The allocated shares are based upon the level of trading activity, which includes both power sales and purchases, of each participant during the preceding three-month period.

On January 18, 2001, the CalPX sent IPC an invoice for $2.2 million - a "default share invoice" - as a result of an alleged Southern California Edison (SCE) payment default of $214.5 million for power purchases. IPC made this payment. On January 24, 2001, IPC terminated the participation agreement. On February 8, 2001, the CalPX sent a further invoice for $5.2 million, due February 20, 2001, as a result of alleged payment defaults by SCE, Pacific Gas and Electric Company (PG&E), and others. However, because the CalPX owed IPC $11.3 million for power sold to the CalPX in November and December 2000, IPC did not pay the February 8th invoice. IPC essentially discontinued energy trading with California entities in December 2000.

IPC believes that the default invoices were not proper and that IPC owes no further amounts to the CalPX. IPC has pursued all available remedies in its efforts to collect amounts owed to it by the CalPX.

On February 20, 2001, IPC filed a petition with FERC to intervene in a proceeding which requested the FERC to suspend the use of the CalPX charge back methodology and provides for further oversight in the CalPX's implementation of its default mitigation procedures.

A preliminary injunction was granted by a Federal Judge in the Federal District Court for the Central District of
California enjoining the CalPX from declaring any CalPX participant in default under the terms of the CalPX Tariff.
On March 9, 2001, the CalPX filed for Chapter 11 protection with the U.S. Bankruptcy Court, Central District of
California.

In April 2001, PG&E filed for bankruptcy. The CalPX and the California Independent System Operator (Cal ISO) were also creditors of PG&E. To the extent that PG&E's bankruptcy filing affects the collectibility of our receivables from the CalPX and Cal ISO our receivables from these entities are at greater risk.

Also in April 2001, the FERC issued an order stating that it was establishing price mitigation for sales in the California wholesale electricity market. Subsequently, in its June 19, 2001 Order, the FERC expanded that price mitigation plan to the entire western United States electrically interconnected system. That plan included the potential for orders directing electricity sellers into California since October 2, 2000 to refund portions of their sales prices if the FERC determined that those prices were not just and reasonable, and therefore not in compliance with the Federal Power Act. The June 19 Order also required all buyers and sellers in the Cal ISO market during the subject time-frame, to participate in settlement discussions to explore the potential for resolution of these issues without further FERC action. The settlement discussions failed to bring resolution of the refund issue and as a result, the FERC Chief Judge submitted a Report and Recommendation to the FERC recommending that the FERC adopt his methodology set forth in his report and set for evidentiary hearing an analysis of the Cal ISO's and the CalPX's spot markets to determine what refunds may be due upon application of that methodology. The Judge recommended that his methodology should be applied to all sellers except those who at the evidentiary hearing are able to demonstrate that their costs exceed the results of the recommended methodology.

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

In addition, the July 25, 2001 FERC order established another proceeding to explore whether there may have been unjust and unreasonable charges for spot market sales in the Pacific Northwest during the period December 25, 2000 through June 20, 2001. The FERC Administrative Law Judge
(ALJ) submitted her recommendations and findings to the FERC on September 24, 2001. The ALJ found that the prices were just and reasonable and therefore no refunds should be allowed. Procedurally, the ALJ's decision is a recommendation to the commissioners of the FERC. The FERC is not bound to accept any or all of it. The next step is for the FERC to issue an order in response to the ALJ's recommendation. The FERC has issued a notice soliciting comments on this case. Although there is no binding timeframe for the FERC to issue its order, it may issue an order in the next 30 to 60 days. Actions of the FERC are appealable to the United States Court of Appeals. The Company will continue to monitor all proceedings to determine the impact on the Company. Counsel has been retained in connection with the CalPX and PG&E bankruptcies and FERC proceedings.

Effective June 11, 2001, IPC transferred its wholesale electricity marketing operations to IE. IE is a Delaware limited partnership with IDACORP, Inc. as its sole general partner and IDACORP Energy Services Co., a wholly-owned subsidiary of IDACORP, Inc., as its sole limited partner
(see Note 9 to the Idaho Power Company financial statements and the MD&A, "Other Matters - Energy Marketing").

Effective with the June 11 transfer, the outstanding receivables and payables with the CalPX and Cal ISO were assigned from IPC to IE. At September 30, 2001, the CalPX and Cal ISO owed $13 million and $31 million respectively for energy sales made to them by IPC in November and December 2000. In addition, at September 30, 2001, IE had accrued but not paid $35.1 million due to the Cal ISO as an offset to the outstanding receivable. IE has accrued a reserve of $4 million against these receivables.

These reserves were calculated taking into account the deterioration of the California energy markets and, for the less-than-investment-grade receivables, by using a model that estimates the probability of default and the estimated recovery amounts of such receivables.

Based on the reserves recorded as of September 30, 2001, the Company believes that the future collectibility of these receivables or any potential refunds ordered by the FERC would not have a significant impact on operations or liquidity.

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

In its 2001 PCA filing, IPC requested recovery of $227.4 million of power supply costs. In May, the IPUC authorized recovery of $168.3 million, but deferred recovery of $59.1 million pending further review. The approved amount resulted in an average rate increase of 31.6 percent. After conducting hearings on the remaining $59.1 million, the IPUC authorized recovery of $47.7 million plus $1.2 million of accrued interest, beginning in October 2001. The remaining $11.4 million not recovered in rates from the PCA filing was written off in September 2001.

Of the $227 million requested by IPC, $185 million related
to the true-up of power supply costs incurred in the 2000-
2001 PCA year and $42 million was for recovery of excess
power supply costs forecasted in the 2001-2002 PCA year.
The forecast amount, however, underestimates expected power
supply costs.   Reservoir water is significantly lower than
forecast, necessitating the use of higher cost alternatives to hydro generation.

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

On August 31, IPC filed a request with the IPUC to implement a rate credit to qualifying residential and small farm customers. The credit is the result of a settlement agreement between IPC and the Bonneville Power Administration (BPA), which will pass on the benefits of the Federal Columbia River Power System. IPC estimates the credit could be as much as $3.60 per month for residential customers who use 1,200 kWh per month and $300 per month for farm customers that use 100,000 kWh. The IPUC, by Order No. 28868, approved the credit to be passed to the qualified customers effective October 1, 2001.

In its May 2001 rate authorization the IPUC also directed
IPC to reinstate a comprehensive conservation program given the current volatility of market prices and the opportunity to incorporate long-term conservation. In response to that directive, IPC filed a report of present energy efficiency activities, a list of conservation measures, an examination of funding options and a detailed program structure that could be implemented should the Commission determine that additional conservation programs, including the funding of these programs, is in the public interest.

On October 18, 2001 IPC filed an application with the IPUC for an order approving the costs to be included in the 2002-2003 PCA for the Irrigation Load Reduction Program and Astaris Load Reduction Agreement. These two programs were implemented in 2001 to reduce demand and were approved by the IPUC and OPUC. The costs included in the application were $58.6 million for the Irrigation Load Reduction Program and $42.2 million for the Astaris Load Reduction Agreement, representing total costs through September 2001. IPC will file a second application requesting approval for subsequently incurred costs.

Oregon Excess Power Costs
IPC filed an application with the OPUC to begin recovering extraordinary 2001 power supply costs in its Oregon jurisdiction. On June 18, 2001, the OPUC approved new rates that will recover $0.8 million over the next year. Under the provisions of the deferred accounting statute, ORS757.259(6), annual rate recovery of deferred amounts is limited to $0.8 million or 3% of IPC's 2000 gross revenues in Oregon. IPC filed on October 5, 2001 to recover an additional 3% of extraordinary power supply costs deferred for 2001. The OPUC will hear the request November 20, 2001 and a decision could be made as early as November 28, 2001. The Oregon deferral balance is $12.2 as of September 30, 2001, net of the June 18th recovery.

IPC filed with the OPUC a request to implement the same BPA
program as in Idaho.   The OPUC held a public meeting on
October 22, 2001. The OPUC approved the Company's request to implement the BPA residential and small farm energy credit (BPA Credit) for the benefits derived during the period October 1, 2001 though September 30, 2006.

IPC is also planning to file for a comprehensive conservation program in its Oregon jurisdiction.

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

Energy Trading Contracts
All contracts classified as energy trading contracts, under the guidance provided by EITF 98-10, including forward transmission contracts, are marked to market and the resulting change in fair value from the previous period is presented on IDACORP'S Statement of Income in "Energy marketing revenues." The same accounting treatment is applied for all energy trading contracts regardless of whether they are anticipated to be physically scheduled for delivery or net settled for cash. In the settlement month of these energy contracts, the gains and losses from settlement are recorded and the previously recognized mark-to-market values are reversed in the same financial statement line item. Transmission costs associated with the physical delivery of energy are reported as "Energy marketing expenses" in the month of settlement.

The fair value of positions recorded on the balance sheet is dependent on the price, volatility, and other uncertainties of the energy markets. As such, these items on the balance sheet can fluctuate greatly without large changes in volumes or positions. Cash flows from energy trading contracts are recognized in the statement of cash flows as an operating activity.

Derivative Assets and Liabilities
The Company adopted SFAS 133, as amended, effective January 1, 2001. Contracts company-wide were evaluated based upon the SFAS 133 derivative definitions and requirements. Most of the Company's contracts that meet the derivative definition are the energy trading contracts that were already recorded at fair value under EITF 98-10 as discussed above. Most of the remaining energy contracts meet the definition of a normal purchase or sale as described in SFAS 138 and therefore are not considered derivatives. However, IPC has certain electricity contracts that are periodically net settled with the counterparty (booked out). Booking out of electricity contracts is a normal business transaction within the electric utility industry; however the FASB and the Derivative Implementation Group (DIG) initially interpreted that book outs did not qualify for the normal purchase and sales exception. The Company has recorded the fair market value of the booked out system electricity contracts within the financial statements as "Derivative assets" and "Derivative liabilities".

Such assets and liabilities at January 1 and September 30, 2001 are as follows:

                        January 1, 2001   September 30, 2001
                             (Thousands of Dollars)
Assets                  $ 108,909          $   1,133
Liabilities              (207,407)           (71,499)

Net                     $ (98,498)         $ (70,366)


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

In June 2001 the DIG issued Interpretation C-15 that tentatively concludes that certain booked out contracts now qualify for the normal purchase and sales exception. IPC is evaluating the effect of this new conclusion on its treatment of booked out contracts but expects that some contracts previously classified as derivatives will be exempt when C-15 becomes final. The effect of this change will not have a material effect on IPC's financial position, results of operations, or cash flows.

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

                        Utility     Energy                        Consolidated
                        Operations  Marketing   Other  Eliminations    Total
                                      (Thousands of Dollars)
Three months ended
September 30, 2001:
  Revenues              $  289,281 $  105,886 $  3,735  $    (901)  $  398,001
  Net income (loss)           (100)    34,798     (775)         -       33,923

Total assets at
September 30, 2001      $2,913,304 $1,014,331 $319,974  $(298,408)  $3,949,201

Three months ended
September 30, 2000:
  Revenues              $  234,464 $   72,881 $  9,038  $       -   $  316,383
  Net income (loss)         16,281     25,869     (589)         -       41,561

Total assets at         $2,530,312 $1,312,045 $197,349  $       -   $4,039,706
December 31, 2000


Nine months ended
September 30, 2001:
  Revenues              $  722,995 $  307,469 $ 10,189  $    (901)  $1,039,752
  Net income (loss)         19,598     88,869   (3,685)         -      104,782

Nine months ended
September 30, 2000:
  Revenues              $  621,211 $  124,019 $ 19,940  $       -   $  765,170
  Net income (loss)         58,932     48,423    8,808          -      116,163





               INDEPENDENT ACCOUNTANTS' REPORT

IDACORP, Inc.
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet and statement of capitalization of IDACORP, Inc. and subsidiaries as of September 30, 2001, and the related consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2001 and 2000 and consolidated statements of cash flows for the nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP
Boise, Idaho
October 24, 2001




                     Idaho Power Company
              Consolidated Statements of Income

                                            Three Months Ended
                                               September 30,
                                            2001          2000
                                          (Thousands of Dollars)
REVENUES:
 General business                         $185,830      $158,611
 Off system sales                           91,654        61,179
 Other revenues                              8,808        11,749
   Total revenues                          286,292       231,539

EXPENSES:
 Operation:
   Purchased power                         228,460       139,243
   Fuel expense                             25,947        23,811
   Power cost adjustment                   (57,770)      (45,612)
   Other                                    36,515        35,505
 Maintenance                                13,829        13,676
 Depreciation                               21,894        19,933
 Taxes other than income taxes               4,947         5,024
      Total expenses                       273,822       191,580

INCOME FROM OPERATIONS                      12,470        39,959

OTHER INCOME:
 Allowance for equity funds used
   during construction                         173           696
 Other - Net                                 4,930         2,206
      Total other income                     5,103         2,902

INTEREST CHARGES:
 Interest on long-term debt                 13,770        13,217
 Other interest                              2,450         1,042
    Allowance for borrowed funds
      used during construction                (879)         (609)
      Total interest charges                15,341        13,650

INCOME BEFORE INCOME TAXES                   2,232        29,211

INCOME TAXES                                   958        11,419

INCOME FROM CONTINUING OPERATIONS            1,274        17,792

DISCONTINUED OPERATIONS:
 Income from operations of energy
   marketing transferred to parent
   (net of income taxes of $17,010)              -        25,303

NET INCOME                                   1,274        43,095

 Dividends on preferred stock                1,374         1,511

EARNINGS (LOSS) ON COMMON STOCK           $   (100)     $ 41,584

The accompanying notes are an integral part of these statements.






                     Idaho Power Company
              Consolidated Statements of Income

                                             Nine Months Ended
                                               September 30,
                                            2001          2000
                                          (Thousands of Dollars)
REVENUES:
 General business                         $475,158      $420,993
 Off system sales                          205,552       161,158
 Other revenues                             33,828        28,803
   Total revenues                          714,538       610,954

EXPENSES:
 Operation:
   Purchased power                         523,165       253,762
   Fuel expense                             73,545        68,526
   Power cost adjustment                  (184,102)      (64,297)
   Other                                   108,055       108,626
 Maintenance                                41,046        36,589
 Depreciation                               64,293        59,769
 Taxes other than income taxes              15,591        15,914
      Total expenses                       641,593       478,889

INCOME FROM OPERATIONS                      72,945       132,065

OTHER INCOME:
 Allowance for equity funds used
   during construction                         758         1,787
 Other - Net                                12,108         9,018
   Total other income                       12,866        10,805

INTEREST CHARGES:
 Interest on long-term debt                 41,943        39,575
 Other interest                              7,270         3,433
    Allowance for borrowed funds
      used during construction              (3,295)       (1,620)
      Total interest charges                45,918        41,388

INCOME BEFORE INCOME TAXES                  39,893       101,482

INCOME TAXES                                15,549        38,127

INCOME FROM CONTINUING OPERATIONS           24,344        63,355

DISCONTINUED OPERATIONS:
 Income from operations of energy
   marketing transferred to parent
   (net of income taxes of $33,574
   in 2001 and $30,668 in 2000)             49,943        45,620

NET INCOME                                  74,287       108,975

 Dividends on preferred stock                4,128         4,423

EARNINGS ON COMMON STOCK                  $ 70,159      $104,552

The accompanying notes are an integral part of these statements.







                     Idaho Power Company
                 Consolidated Balance Sheets

                           Assets

                                         September 30,   December 31,
                                              2001          2000
                                           (Thousands of Dollars)
ELECTRIC PLANT:
 In service (at original cost)            $2,941,236    $2,799,590
 Accumulated provision for
   depreciation                           (1,201,079)   (1,142,572)
   In service - Net                        1,740,157     1,657,018
 Construction work in progress               102,852       130,477
 Held for future use                           2,232         2,167

      Electric plant - Net                 1,845,241     1,789,662

INVESTMENTS AND OTHER PROPERTY                18,368        21,502

CURRENT ASSETS:
 Cash and cash equivalents                    26,918        83,494
 Receivables:
  Customer                                    93,786        74,225
  Allowance for uncollectible
    accounts                                  (1,397)       (1,397)
  Notes                                        2,895         2,945
  Employee notes                               5,170         4,742
  Related parties                             62,058           311
  Other                                        2,306         4,943
 Derivative assets                             1,133             -
 Taxes receivable                             16,566             -
 Accrued unbilled revenues                    32,427        44,825
 Materials and supplies (at average
   cost)                                      22,599        24,685
 Fuel stock (at average cost)                  6,797         5,105
 Prepayments                                  26,611        24,145
 Regulatory assets associated with
   income taxes                               13,054         8,672
 Regulatory assets - derivatives              55,136             -
 Net assets of discontinued
   operations                                      -        37,702

   Total current assets                      366,059       314,397

DEFERRED DEBITS:
 American Falls and Milner water
   rights                                     31,585        31,585
 Company-owned life insurance                 39,627        39,554
 Regulatory assets associated with
   income taxes                              198,240       204,880
 Regulatory assets - PCA                     308,107       119,905
 Regulatory assets - long-term
   derivatives                                15,229             -
 Regulatory assets - other                    38,816        45,750
 Other                                        52,032        49,857

   Total deferred debits                     683,636       491,531

   TOTAL                                  $2,913,304    $2,617,092


The accompanying notes are an integral part of these statements.



                    Idaho Power Company
                 Consolidated Balance Sheets

               Liabilities and Capitalization

                                       September 30,     December 31,
                                             2001            2000
                                          (Thousands of Dollars)
CAPITALIZATION:
 Common stock equity:
   Common stock, $2.50 par value
     (50,000,000 shares authorized;
     37,612,351 shares outstanding)       $   94,031    $   94,031
   Premium on capital stock                  362,570       362,430
   Capital stock expense                      (4,113)       (4,024)
   Retained earnings                         331,615       313,800
   Accumulated other comprehensive
     income (loss)                            (3,536)         (921)

      Total common stock equity              780,567       765,316

 Preferred stock                             104,524       105,066

 Long-term debt                              829,202       808,977

   Total capitalization                    1,714,293     1,679,359

CURRENT LIABILITIES:
 Long-term debt due within one year               77        30,077
 Notes payable                               244,000        59,700
 Accounts payable                            123,354       164,237
 Notes and accounts payable to
   related parties                             4,516         4,212
 Derivative liabilities                       56,270             -
 Taxes accrued                                     -        12,983
 Interest accrued                             19,793        15,002
 Deferred income taxes                        13,054         8,672
 Other                                        11,688        18,460

   Total current liabilities                 472,752       313,343

DEFERRED CREDITS:
 Regulatory liabilities associated
   with deferred investment tax credits       65,856        66,050
 Deferred income taxes                       544,020       452,404
 Derivative liabilities - long-term           15,229             -
 Regulatory liabilities associated
   with income taxes                          39,979        40,230
 Regulatory liabilities - other                4,178         4,621
 Other                                        56,997        61,085

   Total deferred credits                    726,259       624,390

COMMITMENTS AND CONTINGENT
   LIABILITIES

   TOTAL                                  $2,913,304    $2,617,092


The accompanying notes are an integral part of these statements.









                     Idaho Power Company
          Consolidated Statements of Capitalization

                                   September 30,     December 31,
                                      2001      %       2000      %
                                       (Thousands of Dollars)
COMMON STOCK EQUITY:
 Common stock                      $   94,031       $   94,031
 Premium on capital stock             362,570          362,430
 Capital stock expense                 (4,113)          (4,024)
 Retained earnings                    331,615          313,800
 Accumulated other
   comprehensive income (loss)         (3,536)            (921)
      Total common stock equity       780,567   46     765,316   46

PREFERRED STOCK:
 4% preferred stock                    14,524           15,066
 7.68% Series, serial preferred
   stock                               15,000           15,000
 7.07% Series, serial preferred
   stock                               25,000           25,000
 Auction rate preferred stock          50,000           50,000
      Total preferred stock           104,524    6     105,066    6

LONG-TERM DEBT:
 First mortgage bonds:
   6.93%  Series due 2001                   -           30,000
   6.85%  Series due 2002              27,000           27,000
   6.40%  Series due 2003              80,000           80,000
   8   %  Series due 2004              50,000           50,000
   5.83%  Series due 2005              60,000           60,000
   7.38%  Series due 2007              80,000           80,000
   7.20%  Series due 2009              80,000           80,000
   6.60%  Series due 2011             120,000                -
   Maturing 2021 through
     2031 with rates ranging
     from 7.5% to 9.52%               130,000          230,000
      Total first mortgage
        bonds                         627,000          637,000
 Amount due within one year                 -          (30,000)
      Net first mortgage bonds        627,000          607,000
 Pollution control revenue
   bonds:
   8.30% Series 1984 due 2014          49,800           49,800
   6.05% Series 1996A due 2026         68,100           68,100
   Variable Rate Series 1996B
     due 2026                          24,200           24,200
   Variable Rate Series 1996C
     due 2026                          24,000           24,000
   Variable Rate Series 2000
     due 2007                           4,360            4,360
      Total pollution control
        revenue bonds                 170,460          170,460
 REA notes                              1,282            1,339
   Amount due within one year             (77)             (77)
      Net REA notes                     1,205            1,262
 American Falls bond guarantee         19,885           19,885
 Milner Dam note guarantee             11,700           11,700
 Unamortized premium/discount -        (1,048)          (1,330)
   Net

      Total long-term debt            829,202   48     808,977   48

TOTAL CAPITALIZATION               $1,714,293  100  $1,679,359  100


 The accompanying notes are an integral part of these statements.








                     Idaho Power Company
            Consolidated Statements of Cash Flows

                                            Nine Months Ended
                                              September 30,
                                            2001         2000
                                          (Thousands of Dollars)
OPERATING ACTIVITIES:
 Net income                               $ 74,287      $108,975
 Adjustments to reconcile net income
    to net cash provided by (used
    in) operating activities:
   Allowance for uncollectible
      accounts                              20,174             -
   Unrealized gains from energy
      marketing activities                (101,461)       (4,022)
   Depreciation and amortization            73,740        67,750
   Deferred taxes and investment tax
      credits                               99,391        28,355
   Undistributed earnings of
      affiliates                             1,897        (1,490)
   Accrued PCA costs                      (188,202)      (65,190)
   Changes in (net of effects of
      transfers to parent):
      Accounts receivable and
        prepayments                        (13,047)      (97,311)
      Accrued unbilled revenue              12,398        (2,175)
      Materials and supplies and
        fuel stock                             394         2,621
      Accounts payable                       8,276       102,452
      Taxes accrued                        (29,549)        1,288
      Other current assets and
        liabilities                            167        (7,117)
   Other - net                              (4,892)       (6,341)
      Net cash provided by (used in)
         operating activities              (46,427)      127,795

INVESTING ACTIVITIES:
 Additions to utility plant               (120,871)      (88,944)
 Net cash of affiliates transferred
   to parent                                     -        (4,737)
 Other - net                                (3,182)        1,722
   Net cash used in investing
     activities                           (124,053)      (91,959)

FINANCING ACTIVITIES:
 Proceeds from issuance of:
   First mortgage bonds                    120,000             -
   Pollution control revenue bonds               -         4,360
 Retirement of:
   First mortgage bonds                   (130,000)      (80,000)
   Pollution control revenue bonds               -        (4,360)
 Dividends on common stock                 (52,343)      (52,386)
 Dividends on preferred stock               (4,128)       (4,423)
 Increase (decrease) in short-term
   borrowings                              184,300        13,277
 Other - net                                (3,925)         (504)
   Net cash provided by (used in)
     financing activities                  113,904      (124,036)

Net decrease in cash and cash
   equivalents                             (56,576)      (88,200)

Cash and cash equivalents at
   beginning of period                      83,494        95,038

Cash and cash equivalents at end of
   period                                 $ 26,918      $  6,838

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash (received) paid during the
   period for:
   Income taxes                           $(15,059)     $ 43,483
   Interest (net of amount
     capitalized)                           39,058        41,263
 Net assets of affiliates
   transferred to parent as
   dividend                                      -        22,090
 Net assets transferred to parent
   for notes receivable                     76,250             -

The accompanying notes are an integral part of these statements.






                     Idaho Power Company
       Consolidated Statements of Comprehensive Income


                                            Three Months Ended
                                              September 30,
                                            2001         2000
                                          (Thousands of Dollars)

NET INCOME                                $ 1,274       $43,095

OTHER COMPREHENSIVE INCOME (LOSS):
 Unrealized gains (losses) on              (1,008)          249
   securities (net of tax of ($655) and
   $162)

TOTAL COMPREHENSIVE INCOME                $   266       $43,344

The accompanying notes are an integral part of these statements.





                                            Nine Months Ended
                                              September 30,
                                            2001         2000
                                          (Thousands of Dollars)

NET INCOME                                $74,287      $108,975

OTHER COMPREHENSIVE INCOME (LOSS):
 Unrealized gains (losses) on              (2,615)          992
   securities (net of tax of ($1,580)
   and $67)

TOTAL COMPREHENSIVE INCOME                $71,672      $109,967

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


2.   INCOME TAXES:

IPC's effective tax rate for the first nine months increased from 38.7 percent in 2000 to 39.8 percent in 2001.
Reconciliations between the statutory income tax rate and the effective rates are as follows (in thousands of dollars):

                              Nine Months Ended September 30,
                                  2001               2000
                               Amount    Rate      Amount     Rate
Computed income taxes
   based on statutory federal
   income tax rate           $ 43,193   35.0%     $ 62,220   35.0%
Changes in taxes resulting
  from:
  Investment tax credits       (2,329)  (1.9)       (2,313)  (1.3)
  Repair allowance             (2,100)  (1.7)       (2,100)  (1.2)
  Pension expense              (1,368)  (1.1)       (1,420)  (0.8)
  State income taxes            6,604    5.4         9,154    5.1
  Depreciation                  6,325    5.1         5,154    2.9
  Other                        (1,202)  (1.0)       (1,900)  (1.0)
Total provision for
  federal and state
  income taxes               $ 49,123  39.8%      $ 68,795   38.7%


8.   INDUSTRY SEGMENT INFORMATION:

Based on the transfer of Energy Marketing discussed in Note 9, substantially all of IPC consists of one operating segment, Utility Operations. The Utility Operations segment has two primary sources of income, the regulated operation of IPC and income from Bridger Coal Company, an unconsolidated joint venture also subject to regulation. IPC's regulated operations include the generation, transmission, distribution, purchase and sale of electricity.



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

In exchange for the transfer of Energy Marketing to IE, IPC received a partnership interest in IE, which was transferred to IDACORP in exchange for notes receivable from IDACORP totaling approximately $76 million. This amount approximates the historical book value of the transferred Energy Marketing net assets on May 31, 2001 of $21 million and retained intercompany tax liabilities of $55 million. The notes receivable are due over periods of one to ten years and bear interest at IDACORP's overall variable short-term borrowing rate which was 4.56% at September 30, 2001.

The net assets identified as part of the disposition of Energy Marketing are reported as "Net assets of discontinued operations" on IPC's consolidated balance sheet and consisted of the following at:

                                   May 31,      December 31,
                                    2001          2000
                                  (Thousands of Dollars)
Property, plant and equipment    $    551       $    1,021
  - net
Investments and other property        864              382
Current assets                    489,526        1,070,645
Current liabilities              (481,762)      (1,031,686)
Other net noncurrent assets        67,071           (2,660)
  and liabilities
 Net assets of discontinued      $ 76,250       $   37,702
   operations






               INDEPENDENT ACCOUNTANTS' REPORT

Idaho Power Company
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiaries as of September 30, 2001, and the related consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2001 and 2000 and consolidated statements of cash flows for the nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP
Boise, Idaho
October 24, 2001




Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERTIONS

In Management's Discussion and Analysis (MD&A) we explain the general financial condition and results of operations for IDACORP, Inc. and subsidiaries (IDACORP or the Company) and for Idaho Power Company and subsidiaries (IPC). IDACORP is a holding company formed in 1998 as the parent of IPC and several other entities.

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

     prevailing governmental policies and regulatory actions, including those of the FERC, the IPUC, the OPUC, and the PUCN, with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operations and construction of plant facilities, recovery of purchased power and other capital investments, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs);
     the current energy situation in the western United
     States;
     economic and geographic factors including political and economic risks;
     the occurrence of significant disasters, such as the attack on September 11, 2001;
     changes in and compliance with environmental and safety laws and policies;
     weather conditions;
     population growth rates and demographic patterns; competition for retail and wholesale customers;
     pricing and transportation of commodities;
     market demand, including structural market changes;
     changes in tax rates or policies or in rates of inflation;
     changes in project costs;
     unanticipated changes in operating expenses and capital expenditures;
     capital market conditions;
     competition for new energy development opportunities;and legal and administrative proceedings (whether civil or criminal) and settlements that influence the business and profitability of the Company.

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

Earnings per share         3rd Quarter          Year-to-date
(EPS)
                         2001       2000       2001      2000
  Utility operations   $0.00      $0.43      $0.52      $1.57
  Energy marketing      0.93       0.69       2.38       1.29
  Other                (0.02)     (0.01)     (0.10)      0.23
     Total             $0.91      $1.11      $2.80      $3.09

EPS from utility operations decreased due to increased power supply costs resulting from a decline in hydroelectric generating conditions and increased prices paid for purchased power. These increased costs are partially offset by increased general business revenues resulting from rate increases and customer growth, and the deferral of expenses related to our power cost adjustment mechanism. In the third quarter IPC's earnings per share were reduced $0.18 by an $11.4 million write-off of amounts disallowed in IPC's PCA rate case.

Our net income from energy marketing activities increased 34 percent, or $9 million, for the quarter and 83 percent, or $40 million, year-to-date, reflecting the expansion of marketing activities in terms of volume, services and geographic area.

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

General Business Revenue
The following table presents IPC's general business revenue and sales for the quarters and nine months ended September
30, 2001 and 2000 (in thousands):

                3rd Quarter                 Year-to-date
            Revenue         MWH        Revenue          MWH
         2001   2000    2001   2000   2001    2000   2001   2000

Residential $ 60,593 $ 52,187   934   996 $180,739 $156,939 3,111  3,081
Commercial    45,339   34,928   883   894  117,046   95,088 2,526  2,475
Industrial    40,921   31,199   939 1,099  109,491   96,085 3,001  3,596
Irrigation    38,977   40,297   769 1,074   67,882   72,881 1,342  1,926

Total       $185,830 $158,611 3,525 4,063 $475,158 $420,993 9,980 11,078


Our general business revenue is dependent on many factors, including the number of customers we serve, the rates we charge, and economic and weather conditions. The increases in revenues in 2001 are due primarily to the following:
     our annual power cost adjustment increased average rates from Idaho customers subject to the PCA, resulting in increased revenues of $39 million for the quarter and $72 million year-to-date. We discuss the PCA in more detail below in "Regulatory Issues - PCA."
     population growth in our service territory increased our customer count by 2.6 percent. This increase resulted in a $6 million increase in revenues for the quarter and $14 million year-to-date.
     we implemented programs to reduce system load. Our load-reduction program with irrigators was the main factor in the reductions in sales to irrigation customers of 28 percent for the quarter and 30 percent year-to-date. These reductions decreased revenues approximately $14 million for the quarter and $26 million year-to-date.
     conservation and other usage factors affected sales to residential, commercial and small industrial customers, decreasing revenue by $6 million for the quarter and $3 million year-to-date.
     changes in contract provisions and sales volumes to certain large industrial customers resulted in increased revenues from these customers of $3 million for the quarter. Year-to-date revenues from these customers did not change significantly from last year.

Off-system sales
Off-system sales consist primarily of long-term sales contracts and opportunity sales of surplus system energy. The changes in 2001 are the result of two factors, substantial increases in electricity prices in the IPC region, and changes in availability of excess energy due to hydroelectric generating conditions and system requirements. The following table presents IPC's off-system sales for the quarters and nine-month periods ended September 30, 2001 and 2000 (in thousands):

         3rd Quarter                       Year-to-date
    Revenues          MWHs             Revenues          MWHs
  2001    2000     2001   2000      2001    2000      2001    2000
$91,654  $61,179   744     670    $205,552 $161,158  1,674   3,910

Power Supply
Power supply components of income from operations include off-system sales (described above) and purchased power, fuel, and PCA expenses (analyzed below).

Net power supply costs increased $79 million for the quarter and $155 million year-to-date. The portion of net power supply costs not recoverable through the PCA and Oregon excess power cost mechanisms increased by $14 million for the quarter and $51 million year-to-date.

Purchased power
Purchased power expenses increased $89 million for the quarter and $269 million year-to-date. The increase for the quarter is due primarily to a 64 percent increase in the average cost per MWH purchased, and the year-to-date increase is due primarily to a 126 percent increase in the average cost per MWH, offset by a nine percent decrease in MWH purchased. The price increases are the result of the volatile western United States electricity markets. The following table presents IPC's purchased power expense for the quarters and nine-month periods ended September 30, 2001 and 2000 (in thousands):

            3rd Quarter                       Year-to-date
     Expense            MWHs            Expense             MWHs
  2001     2000     2001    2000     2001      2000     2001    2000
$228,460 $139,243  1,762   1,762   $523,165  $253,762  3,424   3,753


Fuel expense
Fuel expenses increased moderately in 2001, due to increases in the average price of coal used. The following table presents IPC's fuel expense and thermal generation for the quarters and nine-month periods ended September 30, 2001 and 2000 (in thousands):

          3rd Quarter                       Year-to-date
    Expense       MWHs generated      Expense         MWHs generated
 2001    2000      2001     2000    2001    2000      2001     2000
$25,947 $23,811   1,993    1,933  $73,545  $68,526    5,640   5,562


PCA
The PCA decreased $12 million for the quarter and $120 million year-to-date. The PCA expense component is related to our PCA regulatory mechanism. Under this mechanism, we record an expense when actual power supply costs are below the costs forecasted in the annual PCA filing, and record a reduction of expense when actual power supply costs are above the forecast. In 2001, actual power supply costs have been significantly greater than forecasted, resulting in a large PCA credit. Our PCA credits would have been larger, except that in September 2001 we wrote off $11 million of accrued PCA costs that have not been authorized for recovery by the IPUC. We discuss the PCA in more detail below in "Regulatory Issues."

Other expenses
Other operating and maintenance expenses were substantially unchanged for the quarter and increased $3 million year-to-date. Quarterly increases of $3 million for both transmission costs and generator rent were offset by smaller decreases in administrative and general, thermal plant and distribution expenses. The year-to-date increase results from increases of $4 million for generator rent and $3 million for customer expenses, primarily for our new customer information system. These increases were partially offset by decreases in administrative and general and distribution expenses.

Energy Marketing
Energy marketing revenues increased $32 million for the quarter and $183 million year-to-date. This increase reflects the increase in volumes traded and the market price for power. Physical electricity transactions that settled during the quarter totaled 11.4 million MWH in 2001 compared to 7 million MWH in 2000. Year-to-date, volumes increased from 16.3 million MWH to 24.5 million MWH. Average transaction prices in 2001 were approximately 50 percent higher for the quarter and nearly three times higher year-to-date. IE transacts business in 31 states and two Canadian provinces. Products offered include physical energy commodities, risk management services, asset optimization services and structured products designed specific to customer preferences.

Energy marketing expenses increased $17 million for the quarter and $115 million year-to-date. The increase for the quarter is due primarily to increased transmission costs of $19 million. The year-to-date increase is due to increased transmission costs of $80 million, $22 million in reserves recorded in 2001 related to trading activities conducted with California entities in 2000 and a $13 million increase in general and administrative costs.

We discuss the ongoing California energy situation, including its effect on operations and liquidity, below in "California Energy Situation."

Other Operations
Other operations include the results of operations of IDACORP's diversified subsidiaries, including Ida-West
Energy, IdaTech, IDACORP Financial Services, RMC, IDACOMM and IDACORP Services.

Revenues
Revenues from other diversified operations decreased $5 million for the quarter and $10 million year-to-date. Applied Power Company (APC), sold in January 2001, had contributed $5 million for the quarter and $13 million year-to-date in 2000. Loss of this revenue was partially offset by revenues from RMC, which we acquired in August 2000. RMC revenue increased $1 million in the quarter, and $5 million year-to-date.

Expenses
Other operating expenses decreased $4 million for the quarter, and $2 million year-to-date. For the quarter, a $5 million decrease in expenses due to the sale of APC was offset by $1 million of expenses at RMC, which was acquired in August 2000, and $1 million from increased product development activities at IdaTech, our fuel cell technology subsidiary. Year-to-date, expense decreases of $13 million related to APC were offset by a $7 million increase from RMC and $5 million increase from IdaTech.

Other Income
IDACORP's other income decreased $10 million year-to-date.
In March 2000 we recorded a pre-tax gain of $14 million on the sale of our interest in the Hermiston Power Project, a 536-MW, gas-fired cogeneration project located near
Hermiston, Oregon.

Income Taxes
Income taxes decreased for the quarter and year-to-date due primarily to the decrease in net income before taxes.

LIQUIDITY AND CAPITAL RESOURCES:

Cash Flow
IDACORP's net cash used by operations totaled $29 million for the nine months ended September 30, 2001. The most significant factor affecting operating cash flows was increased power supply costs in excess of amounts recovered through the PCA rate adjustments. The balance in our PCA regulatory asset has increased $188 million year-to-date.
In addition, power supply costs not recoverable through the PCA or Oregon excess power cost mechanism were $68 million year-to-date.

Though cash flows from operations were positively affected when we begin realizing increased revenues from the May 2001 PCA adjustment (see "PCA" below), we also expect that continuing poor water conditions and high purchased power costs will result in power supply costs that continue to exceed the amounts we are recovering in rates in the 2001-2002 PCA rate year. These conditions have had an adverse effect on our operating cash flows and have required additional short-term borrowing and may require other financing options.

Working Capital
The changes in IDACORP's customer receivables and accounts payable are attributed primarily to trading volumes and prices on settled energy trading contracts. The increase in IDACORP's allowance for uncollectible accounts of $19 million is due to additional reserves against settled energy trading contracts related to trading activities in the California markets.

The remaining changes in working capital are attributed to timing and normal business activity.

Cash Expenditures
We forecast that internal cash generation after dividends will provide approximately 154 percent of total capital requirements for the remainder of 2001 and 77 percent during the three-year period 2002-2004. We expect to finance our utility construction programs and other capital requirements with both internally generated funds and, to the extent necessary, externally financed capital.

Financing Program
At September 30, 2001, IPC had regulatory authority to incur up to $500 million of short-term indebtedness. In September 2001 IPC issued $100 million of floating-rate notes due in September 2002. At September 30, 2001, IPC's short term borrowing totaled $244 million.

We have bank line of credit facilities established at both
IPC and IDACORP. IPC has a $120 million multi-year revolving credit facility that expires in December 2001 under which we pay a facility fee on the commitment, quarterly in arrears, based on IPC's First Mortgage Bond rating. We also established on April 27, 2001, a 364-day credit facility for up to $165 million in support of IPC's ongoing operations. IPC's commercial paper may be issued subject to the regulatory maximum.

IDACORP has separately established a $50 million three-year credit facility that expires in December 2001, and a $375 million 364-day credit facility that expires in March 2002.
Under these facilities we pay a facility fee on the commitment, quarterly in arrears, based on IPC's First
Mortgage Bond rating. At September 30, 2001, short-term borrowing on these facilities totaled $81.5 million.

IDACORP currently has a $300 million shelf registration statement that can be used for the issuance of unsecured debt (including medium-term notes) and preferred or common stock. At September 30, 2001 none had been issued.

In March 2000 IPC filed a $200 million shelf registration statement that could be used for both first mortgage bonds (including medium-term notes), unsecured debt or preferred stock. In December 2000, IPC issued $80 million of Secured Medium Term Notes. Proceeds were used in January 2001 for the early redemption of $75 million of First Mortgage Bonds originally due in 2021. In March 2001, IPC issued $120 million of Secured Medium Term Notes, with the proceeds used to reduce short-term borrowing incurred in support of ongoing long-term construction requirements. At September 30, 2001, no amounts remain to be issued on this shelf registration.

 In August 2001 IPC filed a $200 million shelf registration that can be used for both first mortgage bonds (including medium-term notes), unsecured debt or preferred stock. At
September 30, 2001, no amounts had been issued.

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

In its 2001 PCA filing, IPC requested recovery of $227.4 million of power supply costs. In May, the IPUC authorized recovery of $168.3 million, but deferred recovery of $59.1 million pending further review. The approved amount resulted in an average rate increase of 31.6 percent. After conducting hearings on the remaining $59.1 million, the IPUC authorized recovery of $47.7 million plus $1.2 million of accrued interest, beginning in October 2001. The remaining $11.4 million not recovered in rates from the PCA filing was written off in September 2001.

Of the $227 million requested by IPC, $185 million related
to the true-up of power supply costs incurred in the 2000-
2001 PCA year and $42 million was for recovery of excess
power supply costs forecasted in the 2001-2002 PCA year.
The forecast amount, however, underestimates expected power
supply costs.   Reservoir water is significantly lower than
forecast, necessitating the use of higher cost alternatives to hydro generations.

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

On August 31, IPC filed a request with the IPUC to implement a rate credit to qualifying residential and small farm customers. The credit is the result of a settlement agreement between IPC and the Bonneville Power Administration (BPA), which will pass on the benefits of the Federal Columbia River Power System. IPC estimates the credit could be as much as $3.60 per month for residential customers who use 1,200 kWh per month and $300 per month for farm customers that use 100,000 kWh. The IPUC, by Order No. 28868, approved the credit to be passed to the qualified customers effective October 1, 2001.

In its May 2001 rate authorization the IPUC also directed
IPC to reinstate a comprehensive conservation program given the current volatility of market prices and the opportunity to incorporate long-term conservation. In response to that directive, IPC filed a report of present energy efficiency activities, a list of conservation measures, an examination of funding options and a detailed program structure that could be implemented should the Commission determine that additional conservation programs, including the funding of these programs, is in the public interest.

On October 18, 2001 IPC filed an application with the IPUC for an order approving the costs to be included in the 2002-2003 PCA for the Irrigation Load Reduction Program and Astaris Load Reduction Agreement. These two programs were implemented in 2001 to reduce demand and approved by the IPUC and OPUC. The costs included in the application were $58.6 million for the Irrigation Load Reduction Program and $42.2 million for the Astaris Load Reduction Agreement, representing total costs through September 2001. IPC will file a second application requesting approval for subsequently incurred costs.

Oregon Excess Power Costs
IPC filed an application with the OPUC to begin recovering extraordinary 2001power supply costs in its Oregon jurisdiction. On June 18, 2001, the OPUC approved new rates that will recover $0.8 million over the next year. Under the provisions of the deferred accounting statute, ORS757.259(6), annual rate recovery of deferred amounts is limited to $0.8 million or 3% of IPC's 2000 gross revenues in Oregon. IPC filed on October 5, 2001 to recovery an additional 3% of extraordinary supply costs deferred for 2001. The OPUC will hear the request November 20, 2001 and a decision could be made as early as November 28, 2001. The Oregon deferral balance is $12.2 million as of September 30, 2001 net of the June 18th recovery.

IPC filed with the OPUC a request to implement the same BPA
program as in Idaho.   The OPUC held a public meeting on
October 22, 2001. The OPUC approved the Company's request to implement the BPA residential and small farm energy credit (BPA Credit) for the benefits derived during the period October 1, 2001 though September 30, 2006.

IPC is also planning to file for a comprehensive conservation program in its Oregon jurisdiction.

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

California Energy Situation
As a component of IPC's non-utility energy trading in the state of California, IPC, in January 1999, entered into a participation agreement with the California Power Exchange (CalPX), a California non-profit public benefit corporation. The CalPX, at that time, operated a wholesale electricity market in California by acting as a clearinghouse through which electricity was bought and sold. Pursuant to the participation agreement, IPC could sell power to the CalPX under the terms and conditions of the CalPX Tariff. Under the participation agreement, if a participant in the CalPX defaults on a payment to the exchange, the other participants are required to pay their allocated share of the default amount to the exchange. The allocated shares are based upon the level of trading activity, which includes both power sales and purchases, of each participant during the preceding three-month period.

On January 18, 2001, the CalPX sent IPC an invoice for $2.2 million - a "default share invoice" - as a result of an alleged Southern California Edison (SCE) payment default of $214.5 million for power purchases. We made this payment. On January 24, 2001, IPC terminated the participation agreement. On February 8, 2001, the CalPX sent a further invoice for $5.2 million, due February 20, 2001, as a result of alleged payment defaults by SCE, Pacific Gas and Electric Company (PG&E), and others. However, because the CalPX owed IPC $11.3 million for power sold to the CalPX in November and December 2000, IPC did not pay the February 8th invoice. IPC essentially discontinued energy trading with California entities in December 2000.

IPC believes that the default invoices were not proper and that it owes no further amounts to the CalPX. IPC has pursued all available remedies in its efforts to collect amounts owed to it by the CalPX.

On February 20, 2001, IPC filed a petition with FERC to intervene in a proceeding which requested the FERC to suspend the use of the CalPX charge back methodology and provides for further oversight in the CalPX's implementation of its default mitigation procedures.

A preliminary injunction was granted by a Federal Judge in the Federal District Court for the Central District of
California enjoining the CalPX from declaring any CalPX participant in default under the terms of the CalPX Tariff.
On March 9, 2001, the CalPX filed for Chapter 11 protection with the U.S. Bankruptcy Court, Central District of
California.

In April 2001, PG&E filed for bankruptcy. The CalPX and the California Independent System Operator (Cal ISO) were also creditors of PG&E. To the extent that PG&E's bankruptcy filing affects the collectibility of our receivables from the CalPX and Cal ISO our receivables from these entities are at greater risk.

Also in April 2001, the FERC issued an order stating that it was establishing price mitigation for sales in the California wholesale electricity market. Subsequently, in its June 19, 2001 Order, the FERC expanded that price mitigation plan to the entire western United States electrically interconnected system. That plan included the potential for orders directing electricity sellers into California since October 2, 2000 to refund portions of their sales prices if the FERC determined that those prices were not just and reasonable, and therefore not in compliance with the Federal Power Act. The June 19 Order also required all buyers and sellers in the Cal ISO market during the subject time-frame, to participate in settlement discussions to explore the potential for resolution of these issues without further FERC action. The settlement discussions failed to bring resolution of the refund issue and as a result, the FERC Chief Judge submitted a Report and Recommendation to the FERC recommending that the FERC adopt his methodology set forth in his report and set for evidentiary hearing an analysis of the Cal ISO's and the CalPX's spot markets to determine what refunds may be due upon application of that methodology. The Judge recommended that his methodology should be applied to all sellers except those who at the evidentiary hearing are able to demonstrate that their costs exceed the results of the recommended methodology.

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

In addition, the July 25, 2001 FERC order established another proceeding to explore whether there may have been unjust and unreasonable charges for spot market sales in the Pacific Northwest during the period December 25, 2000 through June 20, 2001. The FERC Administrative Law Judge
(ALJ) submitted her recommendations and findings to the FERC on September 24, 2001. The ALJ found that the prices were just and reasonable and therefore no refunds should be allowed. Procedurally, the ALJ's decision is a recommendation to the commissioners of the FERC. The FERC is not bound to accept any or all of it. The next step is for the FERC to issue an order in response to the ALJ's recommendation. The FERC has issued a notice soliciting comments on this case. Although there is no binding timeframe for the FERC to issue its order, it may issue an order in the next 30 to 60 days. Actions of the FERC are appealable to the United States Court of Appeals. The Company will continue to monitor all proceedings to determine the impact on the Company. Counsel has been retained in connection with the CalPX and PG&E bankruptcies and FERC proceedings.

Effective June 11, 2001, IPC transferred its wholesale electricity marketing operations to IE. IE is a Delaware limited partnership with IDACORP, Inc. as its sole general partner and IDACORP Energy Services Co., a wholly-owned subsidiary of IDACORP, Inc., as its sole limited partner.
(See Note 9 to the Idaho Power Company financial statements.)

Effective with the June 11 transfer, the outstanding receivables and payables with the CalPX and Cal ISO were assigned from IPC to IE. At September 30, 2001, the CalPX and Cal ISO owed $13 million and $31 million respectively for energy sales made to them by IPC in November and December 2000. In addition, at September 30, 2001, IE had accrued but not paid $35.1 million due to the Cal ISO as an offset to the outstanding receivable. IE has accrued a reserve of $41 million against these receivables.

These reserves were calculated taking into account the continued deterioration of the California energy markets and, for the less-than-investment-grade receivables, by using a model that estimates the probability of default and the estimated recovery amounts of such receivables.

Based on the reserves recorded as of September 30, 2001, the Company believes that the future collectibility of these receivables or any potential refunds ordered by the FERC would not have a significant impact on operations or liquidity.

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

As of September 30, 2001, the aggregate potential daily loss from our energy trading activity due to adverse market price movements is estimated to be $0.8 million at a 95 percent confidence interval and for a holding period of one business day (common industry parameters). This potential loss in earnings was estimated using an analytic value-at-risk methodology. This methodology computes value-at-risk based upon forward market prices and historical volatilities as of September 30, 2001. Value-at-risk is a statistical calculation of potential loss and not a forecast of expected loss and as such, is not guaranteed to occur. The confidence level and holding period imply that there is a five percent chance that the daily loss could exceed $0.8 million. The daily value-at-risk estimate is managed within approved limits and is reported daily to the Risk Management Committee.

Power supply and demand management
Our utility operations are being affected by the electricity market and generation conditions in the western United States. The tremendous unpredictability of prices for purchased power, along with increasing demand and reduced hydroelectric generation, have combined to produce substantial increases in our costs to supply power.

We monitor the effect of streamflow conditions on Brownlee
Reservoir, the water source for our three Hells Canyon hydroelectric facilities. In a typical year, these three projects combine to produce about half of our generated electricity. Inflows into Brownlee result from a combination of precipitation, storage and ground water conditions. Inflows into Brownlee during the April-July
2001 runoff period was 2.4 MAF. This compares to the 73-year median of 5.1 MAF and last year's 4.4 MAF. Hydro generation on IPC's system decreased 28 percent or 0.5 million MWH for the quarter and 39 percent or 2.7 million
MWH year-to-date compared to 2000 because of these poor generating conditions. These conditions are expected to continue through this water year.

These conditions set in motion a number of programs to decrease our reliance on potentially volatile wholesale power markets. These programs are designed to reduce overall energy use, decrease peak demand levels, and increase generation within our service territory.
Significant programs include the following:

     IPC placed its Danskin Power Plant in service in
     September 2001. Danskin is a 90-MW natural gas-fired combustion turbine located near Mountain Home, Idaho. The fuel expense associated with the operation of this plant is
     included in the PCA.   IPC has also sited mobile generators
     at various locations in Boise. These generators can supply up to 40 MW of additional generating capacity if the need arises. The fuel costs are included in the PCA.

     The IPUC approved a two-year agreement through which IPC will compensate its largest industrial customer, Astaris, for reducing its load by 50 MW. The load reduction, effective in April 2001, should provide IPC an additional 300,000 MWHs in 2001. Astaris gave IPC notice it will cease production at the end of 2001. Astaris, formerly FMC, said it is shifting away from elemental phosphorus production, which relies on the use of high-energy furnaces, to a process relying on wet, purified phosphoric acid. It is unclear at this time what impact the plant closure will have on IPC.

     In March 2001, the IPUC and OPUC approved a program that compensates large customers who voluntarily reduce load by at least one MW when requested to do so by IPC. There have been no participants in this program to date.

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

In August 2001 the FASB issued SFAS 143 "Accounting for Asset Retirement Obligations" which is effective for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. An obligation may result from the acquisition, construction, development and the normal operation of a long-lived asset. The Company is currently assessing but has not yet determined the impact of SFAS 143 on its financial position and results of operations.

Also in August 2001 the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets superseding SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company is currently assessing but has not yet determined the impact of SFAS 144 on its financial position and results of operations.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
      MARKET RISK

The information required by this item is included in Item 2
"Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Other Matters - Energy
Marketing."






                 PART II - OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K

  (a)               Exhibits:

Exhibit       File         As
              Number       Exhibit
*2            333-48031    2          Agreement  and  Plan  of  Exchange
                                      between  IDACORP,  Inc.,  and  IPC
                                      dated as of February 2, 1998.

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

*3(a)(iii)    1-3198       3(a)(iii)  Articles  of Amendment to Restated
              Form 10-Q               Articles of Incorporation  of  IPC
              for                     as  filed  with the  Secretary  of
              6/30/00                 State of Idaho on June 15, 2000.

*3(b)         1-3198       3(c)       By-laws   of   IPC   amended    on
              Form 10-Q               September  9, 1999, and  presently
              for                     in effect.
              9/30/99

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

*3(g)         1-14465      3(c)       Amended  Bylaws of  IDACORP,  Inc.
              Form 10-Q               as of July 8, 1999.
              for
              6/30/99

*4(a)(i)      2-3413       B-2        Mortgage and Deed of Trust,  dated
                                      as  of  October  1, 1937,  between
                                      IPC  and Bankers Trust Company and
                                      R. G. Page, as Trustees.

*4(a)(ii)                             IPC  Supplemental  Indentures   to
                                      Mortgage and Deed of Trust:
                                      Number         Dated
              1-MD         B-2-a      First          July 1, 1939
              2-5395       7-a-3      Second         November 15, 1943
              2-7237       7-a-4      Third          February 1, 1947
              2-7502       7-a-5      Fourth         May 1, 1948
              2-8398       7-a-6      Fifth          November 1, 1949
              2-8973       7-a-7      Sixth          October 1, 1951
              2-12941      2-C-8      Seventh        January 1, 1957
              2-13688      4-J        Eighth         July 15, 1957
              2-13689      4-K        Ninth          November 15, 1957
              2-14245      4-L        Tenth          April 1, 1958
              2-14366      2-L        Eleventh       October 15, 1958
              2-14935      4-N        Twelfth        May 15, 1959
              2-18976      4-O        Thirteenth     November 15, 1960
              2-18977      4-Q        Fourteenth     November 1, 1961
              2-22988      4-B-16     Fifteenth      September 15, 1964
              2-24578      4-B-17     Sixteenth      April 1, 1966
              2-25479      4-B-18     Seventeenth    October 1, 1966
              2-45260      2(c)       Eighteenth     September 1, 1972
              2-49854      2(c)       Nineteenth     January 15, 1974
              2-51722      2(c)(i)    Twentieth      August 1, 1974
              2-51722      2(c)(ii)   Twenty-first   October 15, 1974
              2-57374      2(c)       Twenty-second  November 15, 1976
              2-62035      2(c)       Twenty-third   August 15, 1978
              33-34222     4(d)(iii)  Twenty-fourth  September 1, 1979
              33-34222     4(d)(iv)   Twenty-fifth   November 1, 1981
              33-34222     4(d)(v)    Twenty-sixth   May 1, 1982
              33-34222     4(d)(vi)   Twenty-seventh May 1, 1986
              33-00440     4(c)(iv)   Twenty-eighth  June 30, 1989
              33-34222     4(d)(vii)  Twenty-ninth   January 1, 1990
              33-65720     4(d)(iii)  Thirtieth      January 1, 1991
              33-65720     4(d)(iv)   Thirty-first   August 15, 1991
              33-65720     4(d)(v)    Thirty-second  March 15, 1992
              33-65720     4(d)(vi)   Thirty-third   April 1, 1993
              1-3198       4          Thirty-fourth  December 1, 1993
              Form 8-K
              Dated
              12/17/93
              1-3198       4          Thirty-fifth  November 1, 2000
              Form 8-K
              Dated
              11/21/00
              1-3198       4          Thirty-sixth  September 27, 2001
              Form 8-K
              Dated
              9/27/01

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

*10(h)(i)1    1-3198       10(n)(i)   The   Revised  Security  Plan  for
              Form 10-K               Senior  Management Employees  -  a
              for 1994                non-qualified,            deferred
                                      compensation    plan     effective
                                      August 1, 1996.

*10(h)(ii)1   1-3198       10(n)(ii)  The   Executive  Annual  Incentive
              Form 10-K               Plan    for    senior   management
              for 1994                employees    of   IPC    effective
                                      January 1, 1995.

*10(h)(iii)1  1-3198       10(n)(iii) The  1994  Restricted  Stock  Plan
              Form 10-K               for  officers  and key  executives
              for 1994                of    IDACORP,   Inc.   and    IPC
                                      effective July 1, 1994.

*10(h)(iv)1   1-14465      10(h)(iv)  The   Revised  Security  Plan  for
              1-3198                  Board   of  Directors  -  a   non-
              Form 10-K               qualified,  deferred  compensation
              for 1998                plan  effective  August  1,  1996,
                                      revised March 2, 1999.

*10(h)(v)1    14465        10(e)      IDACORP,     Inc.     Non-Employee
              Form 10-Q               Directors Stock Compensation  Plan
              for                     as of May 17, 1999.
              6/30/99

*10(h)(vi)    1-3198       10(y)      Executive   Employment   Agreement
              Form 10-K               dated  November 20,  1996  between
              for 1997                IPC and Richard R. Riazzi.

*10(h)(vii)   1-3198       10(g)      Executive   Employment   Agreement
              Form 10-Q               dated  April 12, 1999 between  IPC
              for                     and Marlene Williams.
              6/30/99

*10(h)(viii)  1-14465      10(h)      Agreement  between  IDACORP,  Inc.
              Form 10-Q               and  Jan  B. Packwood,  J.  LaMont
              for                     Keen,  James  C.  Miller,  Richard
              9/30/99                 Riazzi, Darrel T. Anderson,  Bryan
                                      Kearney,  Cliff N.  Olson,  Robert
                                      W.    Stahman   and   Marlene   K.
                                      Williams.

10(h)(ix)1                            IDACORP,   Inc.   2000   Long-Term
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

12(f) Statement Re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements. (IPC)

12(g) Statement Re: Computation of Supplemental Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements.
                                      (IPC)

15                                    Letter   Re:   Unaudited   Interim
                                      Financial Information.

21                                    Subsidiaries of IDACORP, Inc.  and
                                      IPC.


1 Compensatory plan


(b)Reports on Form 8-K. The following reports on Form 8-K were filed for the three months ended September 30, 2001.

        Items Reported             Date of         Filed By
                                   Report

Item 5 - Other Events           August 10, 2001    IDACORP, Inc.
Item 5 - Other Events           September 27,2001  IPC
Item 7 - Financial Statements
         and Exhibits


*   Previously filed and Incorporated herein by Reference.







SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  IDACORP, Inc.
                                  (Registrant)




Date November 8, 2001     By:  /s/ J LaMont Keen
                                   J LaMont Keen
                                   Senior Vice President
                                   Administration
                                   and Chief Financial Officer
                                   (Principal Financial
                                   Officer)

Date November 8, 2001     By:  /s/ Darrel T Anderson
                                   Darrel T Anderson
                                   Vice President-Finance
                                   and Treasurer
                                   (Principal Accounting
                                   Officer)








SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  IDAHO POWER COMPANY
                                  (Registrant)




Date November 8, 2001     By:  /s/ J LaMont Keen
                                   J LaMont Keen
                                   Senior Vice President
                                   Administration
                                   and Chief Financial Officer
                                   (Principal Financial
                                   Officer)

Date November 8, 2001     By:  /s/ Darrel T Anderson
                                   Darrel T Anderson
                                   Vice President-Finance
                                   and Treasurer
                                   (Principal Accounting
                                   Officer)