Form 10-Q/A
period 2001-09-30
IDAHO POWER CO; IDACORP INC
filed 2001-12-04
CIK 49648, 1057877

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


			 Explanatory Note

This Form 10-Q/A corrects a typographical error in an amount in the Notes to the Consolidated Financial Statements of IDACORP, Inc. for the period ended September 30, 2001. In the Company's original filing on November 8, 2001, Note 5 stated that IDACORP Energy, a subsidiary of IDACORP, Inc. had accrued a reserve of $4 million against receivables from the California Power Exchange and California Independent System Operator. The correct amount of the reserve was $41 million. Management's Discussion and Analysis, as originally filed, disclosed the correct amount of the reserve.


			    INDEX
							Page
Definitions                                                2

Part I.  Financial Information:
  Item 1.  Financial Statements
     IDACORP, Inc.:
       Consolidated Statements of Income                 3-4
       Consolidated Balance Sheets                       5-6
       Consolidated Statements of Capitalization           7
       Consolidated Statements of Cash Flows               8
       Consolidated Statements of Comprehensive
	 Income                                            9
       Notes to Consolidated Financial Statements      10-19
       Independent Accountants' Report                    20
     Idaho Power Company:
       Consolidated Statements of Income               21-22
       Consolidated Balance Sheets                     23-24
       Consolidated Statements of Capitalization          25
       Consolidated Statements of Cash Flows              26
       Consolidated Statements of Comprehensive
	 Income                                           27
       Notes to Consolidated Financial Statements      28-29
       Independent Accountants' Report                    30
Part II.  Other Information:
  Item 6.  Exhibits and Reports on Form 8-K               31

Signatures                                             32-33

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



DELOITTE & TOUCHE LLP
Boise, Idaho
October 24, 2001


		   PART II - OTHER INFORMATION
		Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

	Exhibits        File Number     As Exhibit
	15                              Letter Re:  Unaudited Interim
					Financial Information






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				  IDACORP, Inc.
				  (Registrant)




Date December 4, 2001     By:  /s/ J LaMont Keen
				   J LaMont Keen
				   Senior Vice President
				   Administration
				   and Chief Financial Officer
				   (Principal Financial
				   Officer)

Date December 4, 2001     By:  /s/ Darrel T Anderson
				   Darrel T Anderson
				   Vice President-Finance
				   and Treasurer
				   (Principal Accounting
				   Officer)








SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




				  IDAHO POWER COMPANY
				  (Registrant)




Date December 4, 2001     By:  /s/ J LaMont Keen
				   J LaMont Keen
				   Senior Vice President
				   Administration
				   and Chief Financial Officer
				   (Principal Financial
				   Officer)

Date December 4, 2001     By:  /s/ Darrel T Anderson
				   Darrel T Anderson
				   Vice President-Finance
				   and Treasurer
				   (Principal Accounting
				   Officer)