Form 10-Q
period 2002-03-31
IDAHO POWER CO
filed 2002-05-15
CIK 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C.  20549

                          FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2002

                             OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For the transition period from           to


                  Exact name of registrant as
                           specified
                   in its charter, state of           I.R.S.
                  incorporation, address of          Employer
Commission       principal executive offices,      Identification
File Number           and telephone number              Number

  1-3198             Idaho Power Company            82-0130980
                     1221 W. Idaho Street
                     Boise, ID  83702-5627

                   Telephone:  (208) 388-2200
                 State of Incorporation:  Idaho
                 Web site:   www.idahopower.com


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

                     Yes   X    No  ___

Number of shares of Common Stock outstanding as of March 31, 2002:
          37,612,351 shares, all of which are held by IDACORP, Inc.






                          GLOSSARY

AFDC         - Allowance for Funds used During Construction
APB          - Accounting Principles Board
BPA          - Bonneville Power Administration
CSPP         - Cogeneration and Small Power Production
DIG          - Derivatives Implementation Group
DSM          - Demand-Side Management
EITF         - Emerging Issues Task Force
EPA          - Environmental Protection Agency
FASB         - Financial Accounting Standards Board
FERC         - Federal Energy Regulatory Commission
FPA          - Federal Power Act
Ida-West     - Ida-West Energy, a subsidiary of IDACORP, Inc.
IE           - IDACORP Energy, a subsidiary of IDACORP, Inc.
IFS          - IDACORP Financial Services, a subsidiary of IDACORP, Inc.
IPC          - Idaho Power Company
IPUC         - Idaho Public Utilities Commission
IRP          - Integrated Resource Plan
kW           - kilowatt
kWh          - kilowatt-hour
MD&A         - Management's Discussion and Analysis
MW           - Megawatt
MWh          - Megawatt-hour
OPUC         - Oregon Public Utility Commission
PCA          - Power Cost Adjustment
PURPA        - Public Utilities Regulatory Policy Act
REA          - Rural Electrification Administration
RFP          - Request for proposals
RTOs         - Regional Transmission Organizations
SFAS         - Statement of Financial Accounting Standards
SPPCo        - Sierra Pacific Power Company
Valmy        - North Valmy Steam Electric Generating Plant







                            INDEX
                                                           Page

  Part I.  Financial Information:
     Item 1.  Financial Statements
        Consolidated Statements of Income                     5
        Consolidated Balance Sheets                         6-7
        Consolidated Statements of Capitalization             8
        Consolidated Statements of Cash Flows                 9
        Consolidated Statements of Comprehensive Income      10
        Notes to Consolidated Financial Statements        11-14
        Independent Accountants' Report                      15

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                  16-21

     Item 3.  Quantitative and Qualitative Disclosures
              about Market Risk                              21

  Part II.  Other Information:

     Item 6.  Exhibits and Reports on Form 8-K            22-25

  Signatures                                                 26





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






            (This page intentionally left blank.)





               PART I - FINANCIAL INFORMATION
                Item 1.  Financial Statements
                     Idaho Power Company
              Consolidated Statements of Income

                                         Three Months Ended
                                              March 31,
                                        2002            2001
                                       (thousands of dollars)

 REVENUES:
    General business                   $ 186,120   $ 133,121
    Off-system sales                      20,159      55,249
    Other revenues                         8,307      11,946
     Total revenues                      214,586     200,316

 EXPENSES:
    Operation:
     Purchased power                      30,190     125,287
     Fuel expense                         27,929      25,247
     Power cost adjustment                34,060     (58,246)
     Other                                36,844      37,466
    Maintenance                           12,020      11,681
    Depreciation                          23,171      20,952
    Taxes other than income taxes          5,186       5,235
       Total expenses                    169,400     167,622

 INCOME FROM OPERATIONS                   45,186      32,694

 OTHER INCOME:
    Allowance for equity funds used
      during construction                    (11)        225
    Other - net                            7,130       4,660
       Total other income                  7,119       4,885

 INTEREST CHARGES:
    Interest on long-term debt            13,317      13,423
    Other interest                         2,490       2,216
    Allowance for borrowed funds
      used during construction              (193)     (1,164)
       Total interest charges             15,614      14,475

 INCOME BEFORE INCOME TAXES               36,691      23,104

 INCOME TAXES                             13,805       7,754

 INCOME FROM CONTINUING OPERATIONS        22,886      15,350

 DISCONTINUED OPERATIONS:
    Income from operations of
      energy marketing transferred to
      parent (net of tax of $15,378)           -      22,875

 NET INCOME                               22,886      38,225

    Dividends on preferred stock           1,362       1,461

 EARNINGS ON COMMON STOCK              $  21,524   $  36,764


    The accompanying notes are an integral part of these statements.


                     Idaho Power Company
                 Consolidated Balance Sheets

                           Assets

                                        March 31,     December 31,
                                          2002           2001
                                         (thousands of dollars)

ELECTRIC PLANT:
   In service (at original cost)       $ 3,002,244    $ 2,989,630
   Accumulated provision for
     depreciation                       (1,239,427)    (1,220,002)
     In service - Net                    1,762,817      1,769,628
   Construction work in progress            92,210         86,010
   Held for future use                       2,282          2,232

      Electric plant - Net               1,857,309      1,857,870

INVESTMENTS AND OTHER PROPERTY              36,434         37,432

CURRENT ASSETS:
   Cash and cash equivalents                22,762         43,040
   Receivables:
     Customer                               66,605         58,702
     Allowance for uncollectible
       accounts                             (1,500)        (1,500)
     Notes                                   5,518          3,488
     Employee notes                          6,957          6,274
     Related parties                        32,857         37,517
     Other                                   4,414          2,280
   Derivative assets                            22              -
   Taxes receivable                              -          8,244
   Accrued unbilled revenues                27,350         37,400
   Materials and supplies (at
     average cost)                          23,849         23,280
   Fuel stock (at average cost)              8,479          8,726
   Prepayments                              31,410         31,897
   Regulatory assets                        42,997         55,107

      Total current assets                 271,720        314,455

DEFERRED DEBITS:
   American Falls and Milner water          31,585         31,585
     rights
   Company-owned life insurance             38,626         39,602
   Regulatory assets                       509,180        544,134
   Other                                    35,501         34,626

      Total deferred debits                614,892        649,947

      TOTAL                            $ 2,780,355    $ 2,859,704


    The accompanying notes are an integral part of these statements.


                     Idaho Power Company
                 Consolidated Balance Sheets

               Capitalization and Liabilities

                                       March 31,    December 31,
                                         2002             2001
                                         (thousands of dollars)
CAPITALIZATION:
   Common stock equity:
     Common stock, $2.50 par
       value (50,000,000 shares
       authorized;37,612,351 shares
       outstanding)                    $    94,031    $    94,031
     Premium on capital stock              362,864        362,602
     Capital stock expense                  (4,410)        (4,144)
     Retained earnings                     320,914        316,856
     Accumulated other
       comprehensive income (loss)          (4,015)        (3,719)

      Total common stock equity            769,384        765,626

   Preferred stock                         104,275        104,387

   Long-term debt                          752,199        802,201

      Total capitalization               1,625,858      1,672,214

CURRENT LIABILITIES:
   Long-term debt due within one year       27,078         27,078
   Notes payable                           290,000        282,000
   Accounts payable                         32,018         68,806
   Notes and accounts payable to
     related parties                         2,729          6,931
   Taxes accrued                            16,488              -
   Derivative liabilities                   28,638         40,528
   Interest accrued                         20,060         13,115
   Deferred income taxes                    14,359         14,578
   Regulatory liabilities                       22              -
   Other                                    15,386         16,118

      Total current liabilities            446,778        469,154

DEFERRED CREDITS:
   Deferred income taxes                   533,521        541,482
   Derivative liabilities - long-term        3,305          7,253
   Regulatory liabilities                  115,648        113,957
   Other                                    55,245         55,644

      Total deferred credits               707,719        718,336

COMMITMENTS AND CONTINGENT
   LIABILITIES

      TOTAL                            $ 2,780,355    $ 2,859,704


    The accompanying notes are an integral part of these statements.


                     Idaho Power Company
          Consolidated Statements of Capitalization

                                        March 31,         December 31,
                                       2002       %     2001       %
                                      (thousands of dollars)
COMMON STOCK EQUITY:
  Common stock                         $    94,031         $    94,031
  Premium on capital stock                 362,864             362,602
  Capital stock expense                     (4,410)             (4,144)
  Retained earnings                        320,914             316,856
  Accumulated other
    comprehensive income (loss)             (4,015)             (3,719)
   Total common stock equity               769,384    47       765,626    46

PREFERRED STOCK:
  4% preferred stock                        14,275              14,387
  7.68% Series, serial preferred stock      15,000              15,000
  7.07% Series, serial preferred stock      25,000              25,000
  Auction rate preferred stock              50,000              50,000
   Total preferred stock                   104,275     6       104,387     6

LONG-TERM DEBT:
  First mortgage bonds:
   6.85%  Series due 2002                   27,000              27,000
   6.40%  Series due 2003                   80,000              80,000
   8   %  Series due 2004                   50,000              50,000
   5.83%  Series due 2005                   60,000              60,000
   7.38%  Series due 2007                   80,000              80,000
   7.20%  Series due 2009                   80,000              80,000
   6.60%  Series due 2011                  120,000             120,000
   7.50%  Series due 2023                   80,000              80,000
   8.75%  Series due 2027                        -              50,000
     Total first mortgage bonds            577,000             627,000
   Amount due within one year              (27,000)            (27,000)
     Net first mortgage bonds              550,000             600,000
  Pollution control revenue
     bonds:
   8.30% Series 1984 due 2014               49,800              49,800
   6.05% Series 1996A due 2026              68,100              68,100
   Variable Rate Series 1996B
      due 2026                              24,200              24,200
   Variable Rate Series 1996C
      due 2026                              24,000              24,000
   Variable Rate Series 2000 due
      2007                                   4,360               4,360
     Total pollution control
       revenue bonds                       170,460             170,460
  REA notes                                  1,243               1,263
   Amount due within one year                  (78)               (78)
     Net REA notes                           1,165               1,185
  American Falls bond guarantee             19,885              19,885
  Milner Dam note guarantee                 11,700              11,700
  Unamortized premium/discount - Net        (1,011)             (1,029)

     Total long-term debt                  752,199    47       802,201    48

TOTAL CAPITALIZATION                   $ 1,625,858   100   $ 1,672,214   100



    The accompanying notes are an integral part of these statements.

                     Idaho Power Company
            Consolidated Statements of Cash Flows

                                          Three Months Ended
                                              March 31,
                                         2002            2001
                                        (thousands of dollars)

OPERATING ACTIVITIES:
   Net income                          $    22,886    $    38,225
   Adjustments to reconcile net
     income to net cash provided by
     (used in) operating activities:
     Allowance for uncollectible
       accounts                                  -         20,174
     Unrealized gains from energy
       marketing activities                      -        (71,349)
     Depreciation and amortization          26,257         23,236
     Deferred taxes and investment
       tax credits                          (7,105)        61,695
     Accrued PCA costs                      30,196        (59,710)
     Change in:
      Accounts receivable and
        prepayments                        (20,241)       (33,828)
      Accrued unbilled revenue              10,050         14,968
      Materials and supplies and fuel
        stock                                 (322)        (4,423)
      Accounts payable                     (40,990)       (49,054)
      Taxes receivable/accrued              24,732        (34,342)
      Other current assets and
        liabilities                          6,213        (38,348)
     Other - net                               739         (1,566)
   Net cash provided by (used in)
     operating activities                   52,415       (134,322)

INVESTING ACTIVITIES:
   Additions to utility plant              (23,451)       (52,123)
   Note receivable payment from
     parent                                 12,638              -
   Other - net                               1,177             10
     Net cash used in investing
       activities                           (9,636)       (52,113)

FINANCING ACTIVITIES:
   Issuance of first mortgage bonds              -        120,000
   Retirement of first mortgage
      bonds                                (50,000)       (75,000)
   Dividends on common stock               (17,466)       (17,464)
   Dividends on preferred stock             (1,362)        (1,461)
   Increase in short-term borrowings         8,000         90,528
   Other - net                              (2,229)        (3,888)
     Net cash provided by (used in)
       financing activities                (63,057)       112,715

Net decrease in cash and cash
  equivalents                              (20,278)       (73,720)

Cash and cash equivalents at
  beginning of period                       43,040         83,494

Cash and cash equivalents at end of
period                                 $    22,762    $     9,774

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for:
     Income taxes                      $         -    $         -
     Interest (net of amount                 8,094         11,960
       capitalized)



    The accompanying notes are an integral part of these statements.





                     Idaho Power Company
       Consolidated Statements of Comprehensive Income

                                            Three Months Ended
                                                 March 31,
                                             2002         2001
                                          (thousands of dollars)

     NET INCOME                              $ 22,886     $ 38,225

     OTHER COMPREHENSIVE INCOME (LOSS):
       Unrealized gains (losses) on
         securities (net of tax of $(153)
         and  $(1,081))                          (296)      (1,847)

     TOTAL COMPREHENSIVE INCOME              $ 22,590     $ 36,378

    The accompanying notes are an integral part of these statements




       Notes to the Consolidated Financial Statements

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business
Idaho Power Company (IPC or the Company) is an electric utility regulated by the Federal Energy Regulatory Commission (FERC) and the state regulatory commissions of Idaho, Oregon, and Wyoming, and is engaged in the generation, transmission, distribution, sale and purchase of electric energy. IPC is the parent of Idaho Energy Resources Co., a joint venturer in Bridger Coal Company, which supplies coal to IPC's Jim
Bridger generating plant.

The outstanding shares of IPC's common stock were exchanged on a share-for-share basis into common stock of IDACORP, Inc. (IDACORP) on October 1, 1998 and are no longer actively traded. IPC's preferred stock and debt securities were unaffected and remain outstanding with IPC.

Effective June 11, 2001 IPC transferred its wholesale electricity marketing operations (Energy Marketing) to IDACORP Energy (IE). After the transfer of Energy
Marketing, all of IPC consists of one operating segment, Utility Operations. The Utility Operations segment has two primary sources of income, the regulated operation of IPC and income from its joint venture in Bridger Coal Company.

Financial Statements
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly its consolidated financial position as of March 31, 2002, and its consolidated results of operations for the three months ended March 31, 2002 and 2001 and consolidated cash flows for the three months ended
March 31, 2002 and 2001. These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters that would be included in full year financial statements and therefore they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended
December 31, 2001. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Adopted Accounting Pronouncement
In January 2002, IPC adopted SFAS 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, superseding
SFAS 121.  "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to be Disposed of." The adoption of SFAS 144 did not have a significant effect on IPC's financial statements.

New Accounting Pronouncement
In August 2001 the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. An obligation may result from the acquisition, construction, development and the normal operation of a long-lived asset. IPC is currently assessing but has not yet determined the impact of SFAS 143 on its financial position and results of operations.

2.   INCOME TAXES:

IPC's effective tax rate for the first three months decreased from 37.8 percent in 2001 to 37.6 percent in 2002.
Reconciliations between the statutory income tax rate and the effective rates are as follows (in thousands of dollars):

                                    Three Months Ended March 31,
                                     2002                  2001
                               Amount      Rate     Amount      Rate
Computed income taxes based
  on statutory federal income
  tax rate                    $ 12,842     35.0%    $ 21,475    35.0%
Changes in taxes resulting
  from:
  Investment tax credits          (800)    (2.2)        (776)   (1.3)
  Repair allowance                (700)    (1.9)        (700)   (1.1)
  Pension expense                    -        -         (456)   (0.7)
  State income taxes             1,793      4.9        2,607     4.3
  Depreciation                   2,119      5.8        1,823     3.0
  Other                         (1,449)    (4.0)        (841)   (1.4)
Total provision for federal
  and state income taxes      $ 13,805     37.6%    $ 23,132    37.8%


3.  PREFERRED STOCK:

The number of shares of IPC preferred stock outstanding were as follows:

                                     March 31,     December 31,
                                        2002         2001
Cumulative, $100 par value:
 4% preferred stock (authorized
   215,000 shares)                   142,745        143,872
 Serial preferred stock, 7.68%
   Series (authorized
   150,000 shares)                   150,000        150,000

Serial preferred stock, cumulative,
  without par value; total of
  3,000,000 shares authorized:
 7.07% Series, $100 stated value,
   (authorized 250,000 shares)       250,000        250,000
 Auction rate preferred stock,
   $100,000 stated value,
   (authorized 500 shares)               500            500


4.  FINANCING:

IPC has regulatory authority to incur up to $350 million of short-term indebtedness. IPC has a $200 million 364-day revolving credit facility that expires in March 2003, under which IPC pays a facility fee on the commitment quarterly in arrears, based on IPC's corporate credit rating. Commercial paper may be issued up to the amount supported by the credit facilities. At March 31, 2002, IPC's short-term borrowing under this facility totaled $190 million. IPC also has $100 million of floating rate notes outstanding, payable on September 1, 2002.

IPC currently has a $200 million shelf registration that can be used for first mortgage bonds, including medium-term notes, unsecured debt or preferred stock. At March 31, 2002, none had been issued.

In March 2002, $50 million of First Mortgage Bonds 8.75%
Series due 2027 were redeemed early using short-term borrowings.

5.  COMMITMENTS AND CONTINGENT LIABILITIES:

Commitments under contracts and purchase orders relating to IPC's program for construction and operation of facilities amounted to approximately $5 million at March 31, 2002. The commitments are generally revocable by the Company subject to reimbursement of manufacturers' expenditures incurred and/or other termination charges.

From time to time IPC is party to various legal claims, actions, and complaints, certain of which may involve material amounts. Although IPC is unable to predict with certainty whether or not it will ultimately be successful in these legal proceedings, or, if not, what the impact might be, based upon the advice of legal counsel, management presently believes that disposition of these matters will not have a material adverse effect on IPC's financial position, results of operation, or cash flows.

6.  REGULATORY ISSUES:

Deferred Power Supply Costs

Idaho: IPC has a PCA mechanism that provides for annual adjustments to the rates we charge to our Idaho retail customers. These adjustments, which take effect annually in May, are based on forecasts of net power supply expenses. During the year, the difference between actual and forecasted costs is deferred with interest. The balance of this deferral, called a true-up, is then included in the calculation of the next year's PCA adjustment.

In May 2002 the IPUC issued an order related to our 2002-2003 PCA rate filing. The order granted recovery of $256 million of excess power supply costs, consisting of:

     $209 million of voluntary load reduction and power supply
       costs incurred between March 1, 2001 and March 31, 2002. $28 million of excess power supply costs forecasted for the
       April 2002-March 2003.
     $18 million of unamortized costs previously approved for recovery beginning October 1, 2001.

The order also:

     Denied recovery of $12 million of lost revenues resulting from the irrigation load reduction program, and $2 million of other costs IPC was seeking to recover.
     Authorized recovery over a one-year period for all but $11.5 million of the $256 million of deferred costs. The remaining amount will be recovered during the 2003-2004 PCA rate year, and IPC will earn a six percent carrying charge on the balance. Denied IPC's request to issue $172 million in Energy Cost Recovery Bonds, which would have spread the recovery of that amount over three years.
     Discontinued the Commission-required three-tiered rate structure for residential customers.
     Authorized a separate surcharge to collect approximately $2.6 million to fund future conservation programs.

The IPUC had previously filed an order disallowing the lost revenue portion of the irrigation load reduction program. IPC believes that the commission's order is inconsistent with an earlier order that allowed recovery of such costs and IPC filed a Petition for Reconsideration on May 2, 2002. It is a long-standing legal position in Idaho that an IPUC order is not administratively final until the reconsideration process is completed. The process we have embarked upon has a number of steps involved and could extend into the early fall. If IPC is unsuccessful in its efforts to overturn the denial, this amount would be written off.

Oregon: IPC filed an application with the OPUC to begin recovering extraordinary 2001 power supply costs in its Oregon jurisdiction. On June 18, 2001, the OPUC approved new rates that would recover $1 million over the next year. Under the provisions of the deferred accounting statute, annual rate recovery amounts were limited to three percent of IPC's 2000 gross revenues in Oregon. During the 2001 session, the Oregon Legislature amended the statute giving the OPUC authority to increase the maximum annual rate of recovery of deferred amounts to six percent for electric utilities. IPC subsequently filed on October 5, 2001 to recover an additional three percent extraordinary deferred power supply costs. As a result of this filing, the OPUC issued Order No. 01-994 allowing IPC to increase its rate of recovery to six percent effective November 28, 2001.

IPC's deferred power supply costs consists of the following
(in thousands of dollars):

                             March 31,     December 31,
                                2002         2001

Oregon deferral              $ 14,604      $ 14,866

Idaho PCA current deferral:
 Deferral for 2001-2002
   rate year                   76,422        78,395
 Irrigation load reduction
   program                     70,610        69,586
 Astaris load reduction
   agreement                   76,254        62,247

Idaho PCA true-up:
 Remaining true-up
   authorized October 2001     23,398        36,500
 Remaining true-up
   authorized May 2001         12,822        42,895

 Total deferral              $274,110      $304,489


7.  RELATED PARTY:

IDACORP Energy (IE) and IPC entered into an Electricity Supply Management Services Agreement (the Agreement) in
June 2001 that provides for IE to manage and dispatch system resources to balance generation and load within IPC's operating area. For the three months ended March 31, 2002, IPC has paid IE approximately $1 million under the Agreement.

Additionally, IPC sold $13 million in off-system sales and purchased $2 million in purchased power from IE for the three months ended March 31, 2002.







           INDEPENDENT ACCOUNTANTS' REPORT

Idaho Power Company
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet and statement of capitalization of Idaho Power Company and its subsidiary as of March 31, 2002, and the related consolidated statement of income, comprehensive income and cash flows for the three month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet and statement of capitalization of Idaho Power Company and its subsidiary as of December 31, 2001, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet and statement of capitalization as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet and statement of capitalization from which it has been derived.



DELOITTE & TOUCHE LLP
Boise, Idaho
April 24, 2002





Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERTIONS

INTRODUCTION:

In Management's Discussion and Analysis (MD&A) we explain the general financial condition and results of operations for Idaho Power Company and subsidiary (IPC).

IPC is an electric utility with a service territory covering over 20,000 square miles in southern Idaho and eastern Oregon. IPC is the parent of Idaho Energy Resources, Co., a joint venturer in Bridger Coal Company, which supplies coal to IPC's Jim Bridger generating plant.

This MD&A updates our MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2001 and should be read in conjunction with the discussion in the annual report and with the accompanying consolidated financial statements.

FORWARD-LOOKING INFORMATION:

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), we are hereby filing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of IPC in this quarterly report on Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "anticipates", "believes", "estimates", "expects", "intends", "plans", "predicts", projects", "will likely result", "will continue", or similar expressions) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond our control and may cause actual results to differ materially from those contained in forward-looking statements:

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

RESULTS OF OPERATIONS

IPC's earnings from continuing operations for the quarter ended March 31, 2002 improved $7.5 million compared to the first quarter of 2001. The key contributor to the increased performance is the reduction in net power supply costs absorbed by IPC. In the current quarter, IPC absorbed approximately $12.3 million less than in 2001. The following discussion explains the significant changes in our results of operations.

General Business Revenue
The following table presents IPC's general business revenue for the three months ended March 31:

                       $ (in thousands)     MWH (in thousands)
                       2002      2001        2002     2001
Residential            $ 94,154  $ 69,734    1,356    1,349
Commercial               48,585    32,706      878      834
Industrial               43,120    30,533      773    1,064
Irrigation                  261       148        3        2
 Total                 $186,120  $133,121    3,010    3,249


Our general business revenue is dependent on many factors, including the number of customers we serve, the rates we charge, and economic and weather conditions. The change in revenues in 2002 is due primarily to the following:

     Our annual power cost adjustment resulted in increased revenues of approximately $49 million. We discuss the PCA in more detail below in "Regulatory Issues - PCA." Population growth in our service territory increased our customer count by 1.8 percent, resulting in a $2 million increase in revenues.
     Weather and other usage factors increased revenues approximately $1 million. Heating degree-days, a common measure used in the utility industry to analyze demand, were above 2001 levels by only 1.0 percent. Astaris, previously our largest volume customer, closed its manufacturing plants late in 2001. They have a take-or-pay contract that requires them to pay us for generation capacity. As a result, our revenues from Astaris increased slightly, while our volumes sold decreased 97 percent.

Off-system sales
Off-system sales consist primarily of sales of surplus system energy when available, and long-term sales contracts. The decrease in 2002 is due to lower electricity prices in the IPC region, offset by the increased availability of excess energy. The following table presents IPC's off-system sales for the three months ended March 31:

$ (in thousands)   MWHs (in thousands)  Revenue per MWH
  2002     2001      2002     2001      2002     2001
$20,159   $55,249    822      495       $ 24.52  $111.61



Purchased power
The decrease in purchased power is also due to the reduced volatility in wholesale electricity markets, reduced demand, and increased production. Load reduction program costs of $17 million are also included in purchased power for the first quarter of 2002. The following table presents IPC's purchased power expenses for the three months ended March 31:

              $ (in thousands)  MWHs (in thousands) Cost per MWH
               2002     2001     2002     2001      2002     2001

Purchases     $13,167  $125,287   475     573      $27.72   $218.65
Program costs  17,023      -       -       -          -         -

Fuel expense
Fuel expenses increased 11 percent, due primarily to increased coal prices and the use of our new Danskin natural gas-fired plant. Generation at our coal-fired and natural gas-fired plants was down slightly. The following table presents IPC's fuel expense for the three months ended
March 31:

                        Thermal MWHs
                         generated
 $ (in thousands)      (in thousands)
 2002       2001      2002       2001

$27,929   $25,247     1,921      1,951


PCA
The PCA expense component is related to our PCA regulatory mechanism. In 2001, actual power supply costs were significantly greater than forecasted, resulting in a large PCA credit, which is now being recovered in rates (as revenues) and amortized in this line item. Astaris program cost deferrals also affected this year's expense. We discuss the PCA in more detail below in "Regulatory Issues." The following table presents the components of PCA expenses for the three months ended March 31:

                                    $ (in thousands)
                                   2002          2001

Current year power supply
  costs accrual (deferral)     $   3,147       $(57,370)
Astaris and irrigation
  program costs (deferral)       (13,024)             -
Amortization of prior year
  balance                         43,937           (876)
 Total power cost adjustment   $  34,060       $(58,246)


Income Taxes
Income taxes for continuing operations increased for the quarter, due primarily to the increases in net income before taxes.

LIQUIDITY AND CAPITAL RESOURCES:

Cash Flow
Our net cash provided by operations totaled $52 million for the quarter ended March 31, 2002. Significant factors affecting cash flows include:

     the recovery through the PCA of power supply costs incurred in 2000 and 2001;
     other changes in working capital. The largest changes in working capital were to accrued taxes and accounts payable. The change in accrued taxes is due primarily to the accrual of current income taxes. The change in accounts payable, as well as the remaining changes in working capital, is predominantly attributed to timing and normal business activity.

We anticipate that our cash flows from operations will continue to be positively affected as we recover the remaining balance of the 2001 PCA, and begin recovery of the May 2002 PCA. We discuss the PCA and alternate recovery proposals in the section "PCA" below.

Cash Expenditures
We forecast that internal cash generation after dividends will be sufficient to meet our total capital requirements for 2002-2004. We expect to finance our utility construction programs and other capital requirements with both internally generated funds and, to the extent necessary, externally financed capital.

Financing Program
IPC has regulatory authority to incur up to $350 million of short-term indebtedness. IPC has a $200 million 364-day revolving credit facility that expires in March 2003, under which it pays a facility fee on the commitment quarterly in arrears, based on our corporate credit rating. Commercial paper may be issued subject to the regulatory maximum, up to the amount supported by the credit facility. At March 31, 2002, IPC's short-term borrowing under this facility totaled $190 million. IPC also has $100 million of floating rate notes outstanding, payable on September 1, 2002.

IPC currently has a $200 million shelf registration that can be used for first mortgage bonds, including medium-term notes, unsecured debt or preferred stock. At March 31, 2002, none had been issued.

In March 2002, IPC redeemed $50 million of first mortgage bonds originally due in 2027 using short-term borrowings.

Credit Rating
On March 25, 2002, Standard & Poor's lowered its Corporate Credit Rating on Idaho Power Company from "A+" (negative outlook) to "A-" (negative outlook). S&P cited increasing business risk combined with a financial profile that is weak for the rating. The financial profile has been considerable weakened by the accumulation of deferred power costs incurred during 2001. These downgrades are expected to increase our future cost of debt and other securities.

The following outlines the former and current S&P rating of Idaho Power's securities:

                                From    To
Idaho Power Company
 Corporate Credit Rating        A+      A-
 Senior Unsecured               A       BBB+
 Senior Secured                 AA-     A
 Preferred Stock                A-      BBB
 Commercial Paper               A-1     A-2


OTHER MATTERS:

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

In May 2002 the IPUC issued an order related to our 2002-2003 PCA rate filing. The order granted recovery of $256 million of excess power supply costs, consisting of:

     $209 million of voluntary load reduction and power supply
       costs incurred between March 1, 2001 and March 31, 2002. $28 million of excess power supply costs forecasted for the
       April 2002-March 2003.
     $18 million of unamortized costs previously approved for recovery beginning October 1, 2001.

The order also:

     Denied recovery of $12 million of lost revenues resulting from the irrigation load reduction program, and $2 million of other costs IPC was seeking to recover.
     Authorized recovery over a one-year period for all but $11.5 million of the $256 million of deferred costs. The remaining amount will be recovered during the 2003-2004 PCA rate year, and IPC will earn a six percent carrying charge on the balance. Denied IPC's request to issue $172 million in Energy Cost Recovery Bonds, which would have spread the recovery of that amount over three years.
     Discontinued the Commission-required three-tiered rate structure for residential customers.
     Authorized a separate surcharge to collect approximately $2.6 million to fund future conservation programs.

The IPUC had previously filed an order disallowing the lost revenue portion of the irrigation load reduction program. IPC believes that the Commission's order is inconsistent with an earlier order that allowed recovery of such costs and IPC filed a Petition for Reconsideration on May 2, 2002. It is a long-standing legal position in Idaho that an IPUC order is not administratively final until the reconsideration process is completed. The process we have embarked upon has a number of steps involved and could extend into the early fall. If IPC is unsuccessful in its efforts to overturn the denial, this amount would be written off.

Federal Energy Regulatory Commission
On May 8, 2002 the FERC issued a data request to all Sellers of Wholesale Electricity and/or Ancillary Services to the Cal ISO and/or the CalPX during the years 2000-2001. The request requires the Company to respond in the form of an affidavit to various trading practices that the FERC has identified in its fact finding investigation of Potential Manipulation of Electric and Natural Gas Prices in Docket No. PA02-2-000. The response is due on or before May 22, 2002. In response to the FERC's request, the Company has initiated a compreshensive internal analysis of its trading policies and actions in order to respond. The Company's policy has at all times been to operate in compliance with the Cal ISO's and CalPX's rules for participation in the California markets.

Power supply:

We monitor the effect of streamflow conditions on Brownlee
Reservoir, the water source for our three Hells Canyon hydroelectric facilities. In a typical year, these three projects combine to produce about half of our generated electricity. Inflows into Brownlee result from a combination of precipitation, storage and ground water conditions

The National Weather Service River Forecast Center is projecting that April-July 2002 inflow into Brownlee
Reservoir, IPC's key water storage facility, is expected to be 3.63 million acre-feet (maf). Average inflow into the reservoir is 6.3 maf. Inflow into Brownlee Reservoir dictates IPC's ability ot produce low-cost hydropower. The three-dam Hells Canyon complex generates approximately two-thirds of IPC's total hydroelectric output.

As of May 13, 2002, the snow pack above Brownlee Reservoir was 81 percent of normal for this time of year. This is a dramatic improvement from last year, when the snow pack for the Snake River above Brownlee was about 23 percent of normal on May 14, 2001.

Through the first quarter of 2002, hydro generation was 26 percent above the same period in 2001, but below normal.

Based on these conditions, we expect 2002 hydro generation to be improved over last year, but remain below normal.
Such conditions necessitate the use of higher-cost power from coal-fired plants and wholesale purchases.

Delay of Garnet Energy Facility:

In April 2002 IPC notified Garnet Energy, a subsidiary of Ida-West, requesting delay of the guaranteed commercial operation date of the Garnet Energy Facility for one year to June 1, 2005, instead of June 1, 2004, as originally planned. This decision was necessary because the permitting process and regulatory approval has extended beyond original projections. The regional energy situation has changed somewhat and this delay is expected to better match customer electricity needs with related resource availability.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

The Company's market risks related to commodity prices, interest rates and foreign currency have not changed materially from those reported in its Annual Report on Form 10-K for the year ended December 31, 2001.



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

*3(b)        1-3198          3(c)          By-laws of IPC amended on September
             Form 10-Q                     9, 1999, and presently in effect.
             for 9/30/99

*3(c)        33-56071        3(d)          Articles  of  Share  Exchange,   as
                                           filed  with the Secretary of  State
                                           of Idaho on September 29, 1998.

*4(a)(i)     2-3413          B-2           Mortgage  and Deed of Trust,  dated
                                           as  of October 1, 1937, between IPC
                                           and   Bankers  Trust  Company  (now
                                           Deutsche    Bank   Trust    Company
                                           Americas)  and  R.  G.   Page,   as
                                           Trustees.

*4(a)(ii)                                  IPC   Supplemental  Indentures   to
                                           Mortgage and Deed of Trust:
                                           Number            Dated
             1-MD            B-2-a         First             July 1, 1939
             2-5395          7-a-3         Second            November 15, 1943
             2-7237          7-a-4         Third             February 1, 1947
             2-7502          7-a-5         Fourth            May 1, 1948
             2-8398          7-a-6         Fifth             November 1, 1949
             2-8973          7-a-7         Sixth             October 1, 1951
             2-12941         2-C-8         Seventh           January 1, 1957
             2-13688         4-J           Eighth            July 15, 1957
             2-13689         4-K           Ninth             November 15, 1957
             2-14245         4-L           Tenth             April 1, 1958
             2-14366         2-L           Eleventh          October 15, 1958
             2-14935         4-N           Twelfth           May 15, 1959
             2-18976         4-O           Thirteenth        November 15, 1960
             2-18977         4-Q           Fourteenth        November 1, 1961
             2-22988         4-B-16        Fifteenth         September 15, 1964
             2-24578         4-B-17        Sixteenth         April 1, 1966
             2-25479         4-B-18        Seventeenth       October 1, 1966
             2-45260         2(c)          Eighteenth        September 1, 1972
             2-49854         2(c)          Nineteenth        January 15, 1974
             2-51722         2(c)(i)       Twentieth         August 1, 1974
             2-51722         2(c)(ii)      Twenty-first      October 15, 1974
             2-57374         2(c)          Twenty-second     November 15, 1976
             2-62035         2(c)          Twenty-third      August 15, 1978
             33-34222        4(d)(iii)     Twenty-fourth     September 1, 1979
             33-34222        4(d)(iv)      Twenty-fifth      November 1, 1981
                                           Number            Dated
             33-34222        4(d)(v)       Twenty-sixth      May 1, 1982
             33-34222        4(d)(vi)      Twenty-seventh    May 1, 1986
             33-00440        4(c)(iv)      Twenty-eighth     June 30, 1989
             33-34222        4(d)(vii)     Twenty-ninth      January 1, 1990
             33-65720        4(d)(iii)     Thirtieth         January 1, 1991
             33-65720        4(d)(iv)      Thirty-first      August 15, 1991
             33-65720        4(d)(v)       Thirty-second     March 15, 1992
             33-65720        4(d)(vi)      Thirty-third      April 1, 1993
             1-3198          4             Thirty-fourth     December 1, 1993
             Form 8-K
             Dated 12/17/93
             1-3198          4             Thirty-fifth      November 1, 2000
             Form 8-K
             Dated 11/21/00
             1-3198          4(a)          Thirty-sixth      October 1, 2001
             Form 8-K
             Dated 9/27/01

*4(b)        1-3198          4(b)          Instruments relating to IPC American
             Form 10-Q                     Falls bond guarantee. (see Exhibit
             for 6/30/00                   10(c)).

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

*10(a)(i)    2-51762         5(c)          Amendment, dated February 1, 1974,
                                           relating to operation agreement
                                           filed as Exhibit 10(a).

*10(b)       2-49584         5(c)          Agreement, dated as of October 11,
                                           1973, between IPC and Pacific
                                           Power & Light Company.

*10(c)       1-3198          10(c)         Guaranty Agreement, dated April 11,
             Form 10-Q                     2000, between IPC and Bank One Trust
             for 6/30/00                   Company N.A., as Trustee, relating
                                           to $19,885,000 American Falls
                                           Replacement Dam Refinancing Bonds of
                                           the American Falls Reservoir
                                           District, Idaho.

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

*10(h)(ii)1  1-3198          10(n)(ii)     The Executive Annual Incentive Plan
             Form 10-K                     for senior management employees of
             for 2001                      IPC effective January 1, 2001.

*10(h)(iii)1 1-3198          10(n)(iii)    The 1994 Restricted Stock Plan for
             Form 10-K                     officers and key executives of
             for 1994                      IDACORP, Inc. and IPC effective July
                                           1, 1994.

*10(h)(iv)1  1-3198          10(h)(iv)     The Revised Security Plan for Board
             Form 10-K                     of Directors - a non-qualified,
             for 1998                      deferred compensation plan effective
                                           August 1, 1996,  revised March 2,
                                           1999.

10(h)(v)1                                  IDACORP, Inc. Non-Employee Directors
                                           Stock Compensation Plan as of May
                                           17, 1999, as amended.

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

10(h)(ix)1                                 IDACORP, Inc. 2000 Long-Term
                                           Incentive and Compensation Plan, as
                                           amended.

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

12                                         Statement Re:  Computation of Ratio
                                           of Earnings to Fixed Charges.

12(a) Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges.

12(b)                                      Statement Re:  Computation of Ratio
                                           of Earnings to Combined Fixed
                                           Charges and Preferred Dividend
                                           Requirements.

12(c) Statement Re: Computation of Supplemental Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements.

15                                         Letter Re:  Unaudited Interim
                                           Financial Information.

*21          1-3198          21            Subsidiary of IPC.
             Form 10-K
             for 2001

_______________________________
1 Compensatory plan


(b) Reports on Form 8-K. The following reports on Form 8-K were filed for the three months ended March 31, 2002.

      Items Reported             Date of
                                 Report

Item 5 - Other Events         March 26, 2002



* Previously filed and Incorporated herein by Reference.






                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                IDAHO POWER COMPANY
                                (Registrant)

Date   May 15, 2002    By:  /s/ J LaMont Keen
                                J LaMont Keen
                                President and Chief
                                Operating Officer

Date   May 15, 2002    By:  /s/ Darrel T Anderson
                                Darrel T Anderson
                                Vice President, Chief Financial
                                Officer and Treasurer
                                (Principal Financial Officer)
                                (Principal Accounting Officer)