Form 10-Q/A
period 2002-09-30
IDAHO POWER CO
filed 2002-11-12
CIK 49648

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

Explanatory Note - Exhibits 99(a) and 99(b), which were referenced in the exhibit list to the Form 10-Q filed on November 8, 2002, were inadvertently omitted from the filing.  They are filed herewith.

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

*3(a)(iii)	1-3198 Form 10-Q for 6/30/00	3(a)(iii)	Articles of Amendment to Restated Articles of Incorporation of IPC as filed with the Secretary of State of Idaho on June 15, 2000.

*3(b)	1-3198 Form 10-Q for 9/30/99	3(c)	By-laws of IPC amended on September 9, 1999, and presently in effect.

*3(c)	33-56071	3(d)	Articles of Share Exchange, as filed with the Secretary of State of Idaho on September 29, 1998.

*4(a)(i)	2-3413	B-2	Mortgage and Deed of Trust, dated as of October 1, 1937, between IPC and Bankers Trust Company (now Deutsche Bank Trust Company Americas) and R. G. Page, as Trustees.

*4(a)(ii)			IPC Supplemental Indentures to Mortgage and Deed of Trust:
			Number	Dated
	1-MD	B-2-a	First	July 1, 1939
	2-5395	7-a-3	Second	November 15, 1943
	2-7237	7-a-4	Third	February 1, 1947
	2-7502	7-a-5	Fourth	May 1, 1948
	2-8398	7-a-6	Fifth	November 1, 1949
	2-8973	7-a-7	Sixth	October 1, 1951
	2-12941	2-C-8	Seventh	January 1, 1957
	2-13688	4-J	Eighth	July 15, 1957
	2-13689	4-K	Ninth	November 15, 1957
	2-14245	4-L	Tenth	April 1, 1958
	2-14366	2-L	Eleventh	October 15, 1958
	2-14935	4-N	Twelfth	May 15, 1959
	2-18976	4-O	Thirteenth	November 15, 1960
	2-18977	4-Q	Fourteenth	November 1, 1961
	2-22988	4-B-16	Fifteenth	September 15, 1964
	2-24578	4-B-17	Sixteenth	April 1, 1966
	2-25479	4-B-18	Seventeenth	October 1, 1966
	2-45260	2(c)	Eighteenth	September 1, 1972
			Number	Dated
	2-49854	2(c)	Nineteenth	January 15, 1974
	2-51722	2(c)(i)	Twentieth	August 1, 1974
	2-51722	2(c)(ii)	Twenty-first	October 15, 1974
	2-57374	2(c)	Twenty-second	November 15, 1976
	2-62035	2(c)	Twenty-third	August 15, 1978
	33-34222	4(d)(iii)	Twenty-fourth	September 1, 1979
	33-34222	4(d)(iv)	Twenty-fifth	November 1, 1981
	33-34222	4(d)(v)	Twenty-sixth	May 1, 1982
	33-34222	4(d)(vi)	Twenty-seventh	May 1, 1986
	33-00440	4(c)(iv)	Twenty-eighth	June 30, 1989
	33-34222	4(d)(vii)	Twenty-ninth	January 1, 1990
	33-65720	4(d)(iii)	Thirtieth	January 1, 1991
	33-65720	4(d)(iv)	Thirty-first	August 15, 1991
	33-65720	4(d)(v)	Thirty-second	March 15, 1992
	33-65720	4(d)(vi)	Thirty-third	April 1, 1993
	1-3198 Form 8-K Dated 12/17/93	4	Thirty-fourth	December 1, 1993
	1-3198 Form 8-K Dated 11/21/00	4	Thirty-fifth	November 1, 2000

	1-3198 Form 8-K Dated 9/27/01	4(a)	Thirty-sixth	October 1, 2001

*4(b)	1-3198 Form 10-Q for 6/30/02	4(b)	Indenture for Debt Securities dated as of August 1, 2001 between Idaho Power Company and Bank One Trust Company N.A. as trustee

*4(c)	1-3198 Form 10-Q for 6/30/02	4(c)	First Supplemental Indenture dated as of September 1, 2001 to Indenture for Debt Securities dated as of August 1, 2001 between Idaho Power Company and Bank One Trust Company N.A. as trustee.

*4(d)	1-3198 Form 10-Q for 6/30/00	4(b)	Instruments relating to IPC American Falls bond guarantee. (see Exhibit 10(c)).

*4(e)	33-65720	4(f)	Agreement of IPC to furnish certain debt instruments.

*4(f)	33-00440	2(a)(iii)	Agreement and Plan of Merger dated March 10, 1989, between Idaho Power Company, a Maine Corporation, and Idaho Power Migrating Corporation.

*10(a)	2-49854	5(b)	Agreements, dated September 22, 1969, between IPC and Pacific Power & Light Company relating to the operation, construction and ownership of the Jim Bridger Project.

*10(a)(i)	2-51762	5(c)	Amendment, dated February 1, 1974, relating to operation agreement filed as Exhibit 10(a).

*10(b)	2-49854	5(c)	Agreement, dated as of October 11, 1973, between IPC and Pacific Power & Light Company.
*10(c)	1-3198 Form 10-Q for 6/30/00	10(c)

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

IDAHO POWER COMPANY
(Registrant)

Date	November 12, 2002	By:	/s/	J LaMont Keen
J. LaMont Keen
President and Chief
Operating Officer

Date	November 12, 2002	By:	/s/	Darrel T Anderson
Darrel T. Anderson
Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)

CERTIFICATIONS

I, Jan B. Packwood, Chief Executive Officer, certify that:

1.       I have reviewed the quarterly report on Form 10-Q for the period ending September 30, 2002, as amended by Form 10-Q/A (Amendment No. 1) of Idaho Power Company;

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

Date:	November 12, 2002		/s/Jan B. Packwood
		Name:	Jan B. Packwood
		Title:	Chief Executive Officer

I, Darrel T. Anderson, Vice President, Chief Financial Officer and Treasurer, certify that:

1.       I have reviewed the quarterly report on Form 10-Q for the period ending September 30, 2002, as amended by Form 10-Q/A (Amendment No. 1) of Idaho Power Company;

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

Date:	November 12, 2002		/s/Darrel T. Anderson
		Name:	Darrel T. Anderson
		Title:	Vice President, Chief Financial
Officer and Treasurer

[1] Compensatory Plan