Form 10-Q
period 2003-03-31
IDAHO POWER CO; IDACORP INC
filed 2003-05-07
CIK 49648, 1057877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549
FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

	Exact name of registrants as specified	I.R.S. Employer
Commission File	in their charters, state of incorporation, address	Identification
Number	of principal executive offices, and telephone number	Number
1-14465	IDACORP, Inc.	82-0505802
1-3198	Idaho Power Company	82-0130980
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

Yes   X    No  ___

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

IDACORP, Inc.	Yes X No ___
Idaho Power Company	Yes No X

Number of shares of Common Stock outstanding as of March 31, 2003:

IDACORP, Inc.:	38,196,287
Idaho Power Company:	37,612,351 all held by IDACORP, Inc.

This combined Form 10-Q represents separate filings by IDACORP, Inc. and Idaho Power Company.  Information contained herein relating to an individual registrant is filed by that registrant on its own behalf.  Idaho Power Company makes no representations as to the information relating to IDACORP, Inc.'s other operations.

COMMONLY USED TERMS

AFDC	-	Allowance for Funds Used During Construction
APB	-	Accounting Principles Board
BPA	-	Bonneville Power Administration
Cal ISO	-	California Independent System Operator
CalPX	-	California Power Exchange
CSPP	-	Cogeneration and Small Power Production
DSM	-	Demand-Side Management
EITF	-	Emerging Issues Task Force
EPA	-	Environmental Protection Agency
EPS	-	Earning per share
FASB	-	Financial Accounting Standards Board
FERC	-	Federal Energy Regulatory Commission
FPA	-	Federal Power Act
Garnet	-	Garnet Energy LLC, a subsidiary of Ida-West
HCC	-	Hells Canyon Complex
Ida-West	-	Ida-West Energy, a subsidiary of IDACORP, Inc.
IE	-	IDACORP Energy, a subsidiary of IDACORP, Inc.
IFS	-	IDACORP Financial Services, a subsidiary of IDACORP, Inc.
IPC	-	Idaho Power Company, a subsidiary of IDACORP, Inc.
IPUC	-	Idaho Public Utilities Commission
IRP	-	Integrated Resource Plan
kW	-	kilowatt
kWh	-	kilowatt-hour
LTICP	-	Long-Term Incentive and Compensation Plan
MD&A	-	Management's Discussion and Analysis
MMbtu	-	Million British Thermal Units
MW	-	Megawatt
MWh	-	Megawatt-hour
OPUC	-	Oregon Public Utility Commission
Overton	-	Overton Power District No. 5
PCA	-	Power Cost Adjustment
PG&E	-	Pacific Gas and Electric Company
PURPA	-	Public Utilities Regulatory Policy Act
REA	-	Rural Electrification Administration
RMC	-	Risk Management Committee
RTOs	-	Regional Transmission Organizations
SCE	-	Southern California Edison
SFAS	-	Statement of Financial Accounting Standards
SPPCo	-	Sierra Pacific Power Company
Valmy	-	North Valmy Steam Electric Generating Plant

INDEX

Page

Part I. Financial Information:
Item 1. Financial Statements (unaudited)
IDACORP, Inc.:
Consolidated Statements of Operations	1
Consolidated Balance Sheets	2-3
Consolidated Statements of Cash Flows	4
Consolidated Statements of Comprehensive Income (Loss)	5
Notes to Consolidated Financial Statements	6-23
Independent Accountants' Report	24
Idaho Power Company:
Consolidated Statements of Income	25
Consolidated Balance Sheets	26-27
Consolidated Statements of Capitalization	28
Consolidated Statements of Cash Flows	29
Consolidated Statements of Comprehensive Income	30
Notes to Consolidated Financial Statements	31-32
Independent Accountants' Report	33

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	34-53

Item 3. Quantitative and Qualitative Disclosures about Market Risk	54-55

Item 4. Controls and Procedures	55

Part II. Other Information:

Item 1. Legal Proceedings	56

Item 6. Exhibits and Reports on Form 8-K	56-61

Signatures	62-63

Certifications	64-67

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
IDACORP, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2003	2002
	(thousands of dollars except for per
	share amounts)
OPERATING REVENUES:
Electric utility:
General business	$175,062	$186,120
Off-system sales	18,608	20,159
Other revenues	9,752	8,820
Total electric utility revenues	203,422	215,099
Energy marketing	3,593	20,981
Other	4,913	3,513
Total operating revenues	211,928	239,593

OPERATING EXPENSES:
Electric utility:
Purchased power	13,605	30,190
Fuel expense	25,538	27,929
Power cost adjustment	51,847	34,060
Other operations and maintenance	50,585	49,258
Depreciation	24,135	23,171
Taxes other than income taxes	5,157	5,186
Total electric utility expenses	170,867	169,794
Energy marketing:
Cost of revenues	3,720	11,462
Selling, general and administrative	6,703	6,032
Net (gain) loss on legal disputes	10,938	(2,775)
Other	8,266	7,823
Total operating expenses	200,494	192,336

OPERATING INCOME (LOSS):
Electric utility	32,555	45,305
Energy marketing	(17,768)	6,262
Other	(3,353)	(4,310)
Total operating income	11,434	47,257

OTHER INCOME	2,600	5,094

INTEREST EXPENSE AND OTHER:
Interest on long-term debt	15,193	13,317
Other interest	1,045	3,647
Preferred dividends of Idaho Power Company	868	1,362
Total interest expense and other	17,106	18,326

INCOME (LOSS) BEFORE INCOME TAXES	(3,072)	34,025

INCOME TAX EXPENSE	-	9,329

NET INCOME (LOSS)	$(3,072)	$24,696

AVERAGE COMMON SHARES
OUTSTANDING (000's)	38,141	37,560

EARNINGS (LOSS) PER SHARE OF COMMON
STOCK (basic and diluted)	$(0.08)	$0.66

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2003	2002
ASSETS	(thousands of dollars)

CURRENT ASSETS:
Cash and cash equivalents	$41,534	$42,736
Receivables:
Customer	151,927	176,846
Allowance for uncollectible accounts	(43,212)	(43,311)
Employee notes	7,684	7,646
Other	17,691	15,025
Energy marketing assets	71,665	85,138
Accrued unbilled revenues	28,890	35,714
Materials and supplies (at average cost)	23,216	22,812
Fuel stock (at average cost)	8,791	6,943
Prepayments	31,355	34,329
Regulatory assets	15,067	17,147
Total current assets	354,608	401,025

INVESTMENTS	205,664	206,348

PROPERTY, PLANT AND EQUIPMENT:
Utility plant in service	3,107,678	3,086,965
Accumulated provision for depreciation	(1,320,190)	(1,294,961)
Utility plant in service - net	1,787,488	1,792,004
Construction work in progress	101,282	96,209
Utility plant held for future use	2,732	2,335
Other property, net of accumulated depreciation	13,471	15,950
Property, plant and equipment - net	1,904,973	1,906,498

OTHER ASSETS:
American Falls and Milner water rights	31,585	31,585
Company-owned life insurance	35,605	35,299
Energy marketing assets - long-term	55,206	64,733
Regulatory assets	434,076	482,159
Long-term receivable	52,500	73,941
Other	51,324	51,050
Total other assets	660,296	738,767

TOTAL	$3,125,541	$3,252,638

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2003	2002
LIABILITIES AND SHAREHOLDERS' EQUITY	(thousands of dollars)

CURRENT LIABILITIES:
Current maturities of long-term debt	$144,105	$89,592
Notes payable	102,850	176,200
Accounts payable	86,392	130,930
Energy marketing liabilities	40,451	59,917
Taxes accrued	84,107	49,709
Interest accrued	24,645	13,639
Deferred income taxes	16,080	21,527
Other	26,800	35,119
Total current liabilities	525,430	576,633

OTHER LIABILITIES:
Deferred income taxes	566,005	595,496
Energy marketing liabilities - long-term	51,683	51,761
Regulatory liabilities	114,430	114,247
Other	90,246	87,605
Total other liabilities	822,364	849,109

LONG-TERM DEBT	868,920	898,676

COMMITMENTS AND CONTINGENT LIABILITIES

PREFERRED STOCK OF IDAHO POWER COMPANY	52,803	53,393

SHAREHOLDERS' EQUITY:
Common stock, no par value (shares authorized 120,000,000;
38,341,358 and 38,152,436 shares issued, respectively)	474,140	470,361
Retained earnings	394,536	415,315
Accumulated other comprehensive income (loss)	(8,114)	(7,109)
Treasury stock (145,071 and 134,667 shares at cost, respectively)	(4,538)	(3,740)
Total shareholders' equity	856,024	874,827

TOTAL	$3,125,541	$3,252,638

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2003	2002
	(thousands of dollars)
OPERATING ACTIVITIES:
Net income (loss)	$(3,072)	$24,696
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net non-cash loss on legal disputes	10,938	-
Allowance for uncollectible accounts	(99)	-
Unrealized (gains) losses from energy marketing activities	(1,154)	20,430
Depreciation and amortization	32,381	28,897
Deferred taxes and investment tax credits	(30,572)	(14,203)
Accrued PCA costs	50,578	30,196
Change in:
Receivables and prepayments	28,972	23,984
Accrued unbilled revenues	6,824	10,050
Materials and supplies and fuel stock	(2,252)	(236)
Accounts payable and other accrued liabilities	(40,577)	(88,154)
Taxes receivable/accrued	34,291	66,422
Other current assets and liabilities	9,949	6,499
Other - net	(721)	1,676
Net cash provided by operating activities	95,486	110,257

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(24,968)	(26,853)
Investments in affordable housing projects	-	(43,523)
Other - net	(7,289)	(686)
Net cash used in investing activities	(32,257)	(71,062)

FINANCING ACTIVITIES:
Proceeds from issuance of other long-term debt	25,475	-
Retirement of first mortgage bonds	-	(50,000)
Retirement of other long-term debt	(766)	(2,829)
Retirement of preferred stock of Idaho Power Company	(589)	(112)
Dividends on common stock	(17,706)	(17,466)
Increase (decrease) in short-term borrowings	(73,350)	23,250
Common stock issued	4,123	4,088
Acquisition of treasury shares	(798)	(1,145)
Other - net	(820)	(2,178)
Net cash used in financing activities	(64,431)	(46,392)

Net decrease in cash and cash equivalents	(1,202)	(7,197)

Cash and cash equivalents beginning of period	42,736	66,688

Cash and cash equivalents end of period	$41,534	$59,491

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Income taxes	$292	$(41,070)
Interest (net of amount capitalized)	$4,581	$8,681

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended
	March 31,
	2003	2002
	(thousands of dollars)

NET INCOME (LOSS)	$(3,072)	$24,696

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains on securities:
Unrealized holding gains (losses) arising during the period,
net of tax of ($792) and ($123)	(1,334)	(249)
Less: reclassification adjustment for (gains) losses included
in net income, net of tax of $211 and ($30)	329	(47)
Net unrealized gains	(1,005)	(296)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(4,077)	$24,400

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business
IDACORP, Inc. (IDACORP) is a holding company whose principal operating subsidiaries are Idaho Power Company (IPC) and IDACORP Energy (IE).  IPC is regulated by the Federal Energy Regulatory Commission (FERC) and the state regulatory commissions of Idaho and Oregon and is engaged in the generation, transmission, distribution, sale and purchase of electric energy.  IPC is the parent of Idaho Energy Resources Co., a joint venturer in Bridger Coal Company, which supplies coal to the Jim Bridger generating plant owned in part by IPC.

IE, a marketer of electricity and natural gas, is in the process of winding down its operations.

IDACORP's other significant operating subsidiaries are:

Ida-West Energy - developer and manager of independent power projects;

IdaTech - developer of integrated fuel cell systems;

IDACORP Financial Services, Inc. (IFS) - affordable housing and other real estate investments;

Velocitus - commercial and residential Internet service provider; and

IDACOMM - provider of telecommunications services.

Principles of Consolidation
The consolidated financial statements of IDACORP and IPC include the accounts of each company and their wholly-owned or controlled subsidiaries.  All significant intercompany balances have been eliminated in consolidation.  Investments in business entities in which IDACORP and IPC and their subsidiaries do not have control, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method.

Financial Statements
In the opinion of IDACORP and IPC, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly their consolidated financial position as of March 31, 2003, and consolidated results of operations and consolidated cash flows for the three months ended March 31, 2003 and 2002.  These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters that would be included in full year financial statements and therefore they should be read in conjunction with the audited consolidated financial statements included in IDACORP's and IPC's Annual Report on Form 10-K for the year ended December 31, 2002.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Earnings Per Share
The computation of diluted earnings (loss) per share (EPS) differs from basic EPS only due to including immaterial amounts of potentially dilutive shares related to stock-based compensation awards.

Options on 1,261,000 shares of common stock were not included in computing the March 31, 2003 diluted EPS because their effects were antidilutive.  Options on 849,000 shares of common stock were not included in computing the March 31, 2002 diluted EPS because the options' exercise prices were greater than the average market price of the common stock during the period.  These options expire from 2010 to 2013 and were still outstanding at March 31, 2003.

Stock-Based Compensation
At March 31, 2003, two stock-based employee compensation plans existed.  These plans are accounted for under the recognition and measurement principles of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations.  Grants of restricted stock are reflected in net income based on the market value at the award date, or the year-end price for shares not yet vested.  No stock-based employee compensation cost is reflected in net income for stock options, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  IDACORP and IPC have adopted the disclosure only provision of Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation."  The following table illustrates the effect on net income and EPS if the fair value recognition provisions of SFAS 123 had been applied to stock-based employee compensation (in thousands of dollars except for per share amounts):

	Three Months Ended
	March 31,
	2003	2002

Net income (loss), as reported	$(3,072)	$24,696
Add: Stock-based employee compensation expense included in
reported net income (loss), net of related tax effects	(18)	115
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects	164	607
Pro forma net income (loss)	$(3,254)	$24,204
Earnings (loss) per share:
Basic and diluted - as reported	$(0.08)	$0.66
Basic and diluted - pro forma	(0.09)	0.64

Adopted Accounting Pronouncements
On January 1, 2003, IDACORP and IPC adopted SFAS 143, "Accounting for Asset Retirement Obligations."  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  An obligation may result from the acquisition, construction, development and the normal operation of a long-lived asset.  SFAS 143 requires an entity to record the fair value of a liability for an asset retirement obligation (ARO) in the period in which it is incurred.  When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset to reflect the future retirement cost.  Over time, the liability is accreted to its present value and paid, and the capitalized cost is depreciated over the useful life of the related asset.  If at the end of the asset's life the recorded liability differs from the actual obligations paid, a gain or loss would be recognized.  As a rate-regulated entity, IPC expects to record regulatory assets and liabilities instead of accretion, depreciation and gains or losses, if the criteria for such treatment are met.

SFAS 143 is effective beginning in 2003.  IPC and IDACORP performed detailed assessments of the applicability and implications of SFAS 143, and AROs related to two of IPC's jointly owned coal-fired generation facilities and IPC's transmission and distribution facilities, have been identified.  IPC recorded an ARO of $7 million, an asset of $2 million, accumulated depreciation of $1 million and a regulatory asset of $6 million.  These amounts do not include an amount for the transmission and distribution facilities because, based on the indeterminate life of these assets, an ARO calculation cannot be made.  The regulated operations of IPC also collect removal costs in rates for certain assets that do not have associated legal AROs.  The adoption of SFAS 143 required IPC to redesignate these removal costs as regulatory liabilities.  As of March 31, 2003, IPC estimated that it had approximately $137 million of such regulatory liabilities recorded in Accumulated Provision for Depreciation.

Also, an ARO exists for the reclamation of the Bridger Coal mine property, which is leased by Bridger Coal Company, an equity-method investee of IPC.  Because Bridger Coal has a March 31, 2003 fiscal year end, it adopted SFAS 143 on April 1, 2003.  Upon adoption of SFAS 143, IPC will not record a net change in its investment in Bridger Coal, as Bridger Coal also expects to apply regulatory accounting, recording regulatory assets and liabilities instead of accretion, depreciation and gains or losses.

If the conditions of SFAS 143 had been applied to the consolidated balance sheets at December 31, 2002 and 2001, IDACORP's and IPC's liability for AROs would have been $7 million and $6 million, respectively.

New Accounting Pronouncement
In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities."

The new guidance amends SFAS 133 for decisions made:

as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133,

in connection with other FASB projects dealing with financial instruments, and regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components.

SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003.  The guidance should be applied prospectively.

The provisions of SFAS 149 that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates.  In addition, certain provisions relating to forward purchases or sales of "when-issued" securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003.

IDACORP and IPC are currently assessing, but have not yet determined the impact of SFAS 149 on their financial statements.

Reclassifications
Certain items previously reported for periods prior to March 31, 2003 have been reclassified to conform to the current year's presentation.  Net income and shareholders' equity were not affected by these reclassifications.

2.  INCOME TAXES:

IDACORP uses an estimated annual effective tax rate for computing its provision for income taxes on an interim basis.  IDACORP's effective tax rate for the three months ended March 31, 2003 was zero percent, compared to an effective tax rate of 27.4 percent for the three months ended March 31, 2002.  The decrease in the 2003 estimated tax rate, compared with 2002, is due primarily to the sensitivity of the rate to reduced income levels.  For 2003, it is expected that available tax benefits from credits and regulatory flow-through tax deductions will approximately offset the tax expense on pre-tax book income, resulting in a zero effective tax rate.

3.  CAPITAL STOCK:

Common Stock
During the three months ended March 31, 2003, IDACORP issued 122,990 shares of common stock for its Dividend Reinvestment Plan and 65,932 shares for its Employee Savings Plan.  In addition, IDACORP purchased 35,200 treasury shares and issued 26,094 treasury shares for its restricted stock plan.

Preferred Stock of Idaho Power Company
During the three months ended March 31, 2003, IPC reacquired and retired 5,894 shares of 4% preferred stock.

4.  FINANCING:

The following table summarizes long-term debt at:

	March 31,	December 31,
	2003	2002
	(thousands of dollars)
First mortgage bonds:
6.40% Series due 2003	$80,000	$80,000
8 % Series due 2004	50,000	50,000
5.83% Series due 2005	60,000	60,000
7.38% Series due 2007	80,000	80,000
7.20% Series due 2009	80,000	80,000
6.60% Series due 2011	120,000	120,000
4.75% Series due 2012	100,000	100,000
7.50% Series due 2023	80,000	80,000
6 % Series due 2032	100,000	100,000
Total first mortgage bonds	750,000	750,000
Pollution control revenue bonds:
8.30% Series 1984 due 2014	49,800	49,800
6.05% Series 1996A due 2026	68,100	68,100
Variable Rate Series 1996B due 2026	24,200	24,200
Variable Rate Series 1996C due 2026	24,000	24,000
Variable Rate Series 2000 due 2027	4,360	4,360
Total pollution control revenue bonds	170,460	170,460
REA notes	1,165	1,185
American Falls bond guarantee	19,885	19,885
Milner Dam note guarantee	11,700	11,700
Unamortized premium/discount - net	(2,357)	(2,405)
Debt related to investments in affordable housing	36,688	37,428
Tax credit notes, 5% series due 2010	25,475	-
Other subsidiary debt	9	15
Total	1,013,025	988,268
Current maturities of long-term debt	(144,105)	(89,592)

Total long-term debt	$868,920	$898,676

IDACORP currently has two shelf registration statements totaling $800 million that can be used for the issuance of unsecured debt (including medium-term notes) and preferred or common stock.  At March 31, 2003, none had been issued.

On March 14, 2003, IPC filed a $300 million shelf registration statement that could be used for first mortgage bonds (including medium-term notes), unsecured debt and preferred stock.  At March 31, 2003 none had been issued.

On May 1, 2003, IPC's $80 million First Mortgage Bonds 6.40% Series due 2003 matured and were paid using short-term borrowings.  Also, on May 1, 2003, IPC's $80 million First Mortgage Bonds 7.50% Series due 2023 were redeemed early, at a redemption price of 103.366 percent, using short-term borrowings.

At March 31, 2003, IDACORP had a $175 million credit facility that expires March 19, 2004, and a $140 million credit facility that expires March 25, 2005.  Under these facilities IDACORP pays a facility fee on the commitment, quarterly in arrears, based on its corporate credit rating.  Commercial paper may be issued up to the amounts supported by the bank credit facilities.  At March 31, 2003, IDACORP's short-term borrowings totaled $103 million.

At March 31, 2003, IPC had regulatory authority to incur up to $250 million of short-term indebtedness.  IPC has a $200 million credit facility that expires March 19, 2004.  Under this facility IPC pays a facility fee on the commitment, quarterly in arrears, based on IPC's corporate credit rating.  IPC's commercial paper may be issued up to the amounts supported by the bank credit facilities.  At March 31, 2003, IPC had no short-term borrowings outstanding.

On March 12, 2003, IFS issued $25 million Tax Credit Notes Series 2003-1, 5% due 2010.  Proceeds were used to pay inter-company notes to IDACORP.  This debt is non-recourse to both IFS and IDACORP and is pre-payable after June 1, 2004.

5.  COMMITMENTS AND CONTINGENT LIABILITIES:

From time to time IDACORP and IPC are a party to various other legal claims, actions and complaints not discussed below.  IDACORP and IPC believe that they have defenses to all lawsuits and legal proceedings in which they are defendants and will vigorously defend against them although they are unable to predict with certainty whether or not they will ultimately be successful.  However, based on the companies evaluations, they believe that the resolution of these matters will not have a material adverse effect on IDACORP's or IPC's consolidated financial positions, results of operations or cash flows.

Legal Proceedings
Overton Power District No. 5:  IE filed a lawsuit on November 30, 2001 in Idaho State District Court in and for the County of Ada against Overton Power District No. 5 (Overton), a Nevada electric improvement district, based on Overton's breach of its power contracts with IE.  The July contract provided for Overton to purchase 40 megawatts (MW) of electrical energy per hour from IE at $88.50 per megawatt hour (MWh), from July 1, 2001 through June 30, 2011.  In the contract, Overton agreed to raise its rates to its customers to the extent necessary to make its payment obligations to IE under the contract.

IE asked the Idaho District Court for damages pursuant to the contract, for a declaration that Overton is not entitled to renegotiate or terminate the contract and for injunctive relief requiring Overton to raise rates as stipulated in the contract.  Overton filed an Answer and Counterclaim claiming, among other things, that IE breached the agreement by failing to perform in accordance with its contractual obligation and asking for damages in the amount to be proved at trial.  Overton also asserted that the contract is unenforceable or subject to rescission.

At December 31, 2002, IE had a $74 million long-term receivable related to the Overton claim.  On April 10, 2003, IE and Overton reached an agreement to settle the case.  On April 30, 2003, IE and Overton entered into a Settlement Agreement which provides that Overton will pay IE $52.5 million as follows:  (a) $5.5 million on May 1, 2003, which has been received by IE; and (b) $47 million over ten years, in equal installments to be paid quarterly beginning October 1, 2003, with interest on unpaid amounts accruing at the rate of six percent per year.  The Settlement Agreement terminates the July contract.  Prepayment is permitted without penalty.  The settlement of this dispute decreased IE's long-term receivable and resulted in a loss on legal disputes of $21.5 million.

As security for Overton's performance of its obligations under the Settlement Agreement, Overton executed a Stipulated Judgment in the amount of $74 million, to be held in escrow pending Overton's performance of its payment obligations under the Settlement Agreement.  If Overton fails to perform its financial obligations under the Settlement Agreement, the Stipulated Judgment will be entered in an Idaho court and IE may seek appointment of a receiver to administer Overton's financial affairs and pay the Stipulated Judgment.  If Overton fully performs its financial obligations under the Settlement Agreement, the escrow agent shall release the Stipulated Judgment to Overton.

Truckee-Donner Public Utility District:  In 2002, IE received notice from the Truckee-Donner Public Utility District (Truckee), located in California, asserting that IE was in purported breach of, and that Truckee has the right to renegotiate certain terms of, the Agreement for the Sale and Purchase of Firm Capacity and Energy in place between the two entities.  Generally, the terms of the contract provide for IE to sell to Truckee 10 MW light load energy and 20 MW heavy load energy for the term January 1, 2002 through December 31, 2002 at $72 per MWh and 25 MW flat energy for the term January 1, 2003 through December 31, 2009 at $72 per MWh.

On May 30, 2002, IE filed a lawsuit against Truckee in the Idaho State District Court in and for the County of Ada.  This lawsuit was later removed to the United States District Court for the District of Idaho.

On July 23, 2002, Truckee filed a complaint against IPC, IE and IDACORP with the FERC seeking relief under its long-term power contract for the purchase of wholesale electric power from IPC and IE.

On January 3, 2003, the companies and Truckee reached a settlement of all proceedings pending between the parties.  Pursuant to the settlement, Truckee paid IE $26 million in April 2003.  Incident to the settlement, IE also entered into an Interim Power Sales Agreement with Truckee that replaced the original long-term power contract and ended on March 31, 2003.  The settlement of this dispute resulted in a gain of $4 million reported as "Net (gain) loss on legal disputes."

United Systems, Inc., f/k/a Commercial Building Services, Inc.:  On March 18, 2002, United Systems, Inc. (United Systems) filed a complaint in Idaho State District Court in and for the County of Ada against IDACORP Services Co., a subsidiary of IDACORP, dba IDACORP Solutions.  United Systems is a heating, ventilation, refrigeration and plumbing contracting company that entered into a contract with IDACORP Services in December 2000.

Under the terms of the contract, IDACORP Services authorized United Systems to do business as "IDACORP Solutions."  The contract was to be effective from January 2001 through December 2005.

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

On August 8, 2002, United Systems filed an amended complaint adding IDACORP, IE and IPC as additional defendants claiming they should be held jointly and severally liable for any judgment entered against IDACORP Services.  The parties in this matter agreed to delay the jury trial set for June 13, 2003 and reset it to begin on November 10, 2003.

On October 4, 2002, United Systems filed a Motion for Partial Summary Judgment as to their damages.  United Systems has estimated their damages to be approximately $7 million as stated above.  Oral argument on the motion was heard on November 21, 2002.  No decision has been entered on the Motion for Partial Summary Judgment.

The companies intend to vigorously defend their position in this proceeding and believe these matters will not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

Public Utility District No. 1 of Grays Harbor County, Washington:  On October 15, 2002, Public Utility District No. 1 of Grays Harbor County, Washington (Grays Harbor) filed a lawsuit in the Superior Court of the State of Washington, for the County of Grays Harbor, against IDACORP, IPC and IE.  On March 9, 2001, Grays Harbor entered into a 20 MW purchase transaction with IPC for the purchase of electric power from October 1, 2001 through March 31, 2002, at a rate of $249 per MWh.  In June 2001, with the consent of Grays Harbor, IPC assigned all of its rights and obligations under the contract to IE.  In its lawsuit, Grays Harbor alleged that the assignment was void and unenforceable, and sought restitution from IE and IDACORP, or in the alternative, Grays Harbor alleged that the contract should be rescinded or reformed.  Grays Harbor sought as damages an amount equal to the difference between $249 per MWh and the "fair value" of electric power delivered by IE during the period October 1, 2001 through March 31, 2002.

IDACORP, IPC and IE had this action removed from the state court to the United States District Court for the Western District of Washington at Tacoma.  On November 12, 2002, the companies filed a motion to dismiss Grays Harbor's complaint, asserting that the Federal District Court lacked jurisdiction as the matter is preempted under the Federal Power Act (FPA) by the FERC.  The court ruled in favor of the companies' motion to dismiss and dismissed the case with prejudice on January 28, 2003.  On February 25, 2003, Grays Harbor filed a Notice of Appeal, appealing the final judgment of dismissal to the United States Court of Appeals for the Ninth Circuit.  The companies intend to vigorously defend their position on appeal.

State of California Attorney General:  The California Attorney General (AG) filed the complaint in this case in the California Superior Court in San Francisco on May 30, 2002.  This is one of thirteen virtually identical cases brought by the AG against various sellers of power in the California market, seeking civil penalties pursuant to California's unfair competition law - California Business and Professions Code Section 17200.  Section 17200 defines unfair competition as any "unlawful, unfair or fraudulent business act or practice . . .."  The AG alleges that IPC engaged in unlawful conduct by violating the FPA in two respects: (1) by failing to file its rates with the FERC as required by the FPA; and (2) charging unjust and unreasonable rates in violation of the FPA.  The AG alleged that there were "thousands of . . . sales or purchases" for which IPC failed to file its rates, and that IPC charged unjust and unreasonable rates on "thousands of occasions."  Pursuant to Business and Professions Code Section 17206, the AG seeks civil penalties of up to $2,500 for each alleged violation.  On June 25, 2002, IPC removed the action to federal court, and on July 25, 2002, the AG filed a motion to remand back to state court.  On March 25, 2003, the Court denied the AG's motion to remand and granted IPC's motion to dismiss the case based upon grounds of federal preemption and the filed rate doctrine.  On March 28, 2003, the AG filed a Notice of Appeal, appealing from the Court's final judgment dismissing the action to the United States Court of Appeals for the Ninth Circuit.  IPC intends to vigorously defend its position on appeal and believes this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Wholesale Electricity Antitrust Cases I & II:  These cross-actions against IE and IPC emerge from multiple California state court proceedings first initiated in late 2000 against various power generators/marketers by various California municipalities and citizens, including California Lieutenant Governor Cruz Bustamante and California legislator Barbara Matthews in their personal capacities.  Suit was filed against entities including Reliant Energy Services, Inc., Reliant Ormond Beach, L.L.C., Reliant Energy Etiwanda, L.L.C., Reliant Energy Ellwood, L.L.C., Reliant Energy Mandalay, L.L.C., and Reliant Energy Coolwater, L.L.C. (collectively, Reliant); and Duke Energy Trading and Marketing, L.L.C., Duke Energy Morro Bay, L.L.C., Duke Energy Moss Landing, L.L.C., Duke Energy South Bay, L.L.C., Duke Energy Oakland, L.L.C. (collectively, Duke).  While varying in some particulars, these cases made a common claim that Reliant, Duke and certain others (not including IE or IPC) colluded to influence the price of electricity in the California wholesale electricity market.  Plaintiffs asserted various claims that the defendants violated California Antitrust Law (the Cartwright Act), Business & Professions Code Section 16720, et seq., and California's Unfair Competition Law, Business & Professions Code Section 17200, et seq.  Among the acts complained of are bid rigging, information exchanges, withholding of power and various other wrongful acts.  These actions were subsequently consolidated, resulting in the filing of Plaintiffs' Master Complaint (PMC) in San Diego Superior Court on March 8, 2002.

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

Some of the newly added defendants (foreign citizens and federal agencies) removed that litigation to federal court.  IPC and IE, together with numerous other defendants added by the cross-complaints, moved to dismiss these claims, and those motions were heard in September 2002, together with motions to remand the case back to state court filed by the original plaintiffs.  On December 13, 2002, the Federal District Court granted Plaintiffs' Motion to Remand to State Court but did not issue a ruling on IPC and IE's motion to dismiss.  The Ninth Circuit has granted certain Defendants and Cross-Defendants' Motions to Stay the Remand Order while they appeal the Order.  An expedited briefing schedule was also ordered.  As a result of the various motions, no trial date is set at this time.  The companies cannot predict the outcome of this proceeding, nor can they evaluate the merits of any of the claims at this time but they intend to vigorously defend this lawsuit.

Idaho Rivers United:  On December 10, 2002, Idaho Rivers United filed a complaint against IPC in U.S. District Court for the District of Idaho.  In the complaint, Idaho Rivers United alleged that IPC violated the Clean Water Act by discharging an amount of dredged and fill material into the navigable waters of the Snake River in excess of that allowed by a Section 404 permit issued by the U.S. Army Corps of Engineers.  The action relates to work completed by IPC, pursuant to a Section 404 permit issued by the Corps on September 3, 1999, in the area of the tailrace downstream of IPC's Bliss hydroelectric project on the Snake River in Idaho.  Idaho Rivers United asked the court to impose civil penalties on IPC under sections 309(d) and 505(a) of the Clean Water Act to require IPC to pay for any remedial or restoration work necessary to amend any environmental harm caused by the alleged violation and to pay reasonable attorney fees.

On March 28, 2003, IPC and Idaho Rivers United entered into a consent decree resolving the disputed allegations of the complaint.  Under the terms of the consent decree, IPC, without admitting liability, agreed to contribute the sum of $86,800, in three equal annual payments, to The Nature Conservancy (TNC), an internationally recognized non-profit organization specializing in habitat restoration and protection, to be used for design, management and construction of TNC's proposed Blind Canyon and Thousand Springs wetlands projects on the Snake River in Idaho.  These projects have a positive impact on water quality in the Snake River by removing sediments and nutrients from irrigation canal waters before they are returned to the river.  IPC also agreed to pay attorney fees incurred by Idaho Rivers United in the amount of $15,000.

It is expected that the federal court will enter the consent decree by the first part of May 2003.  Consistent with the terms of the decree, IPC will submit the first installment of $28,933 to TNC no later than 30 days after entry of the decree.  Subsequent installments are due on or before January 15, 2004 and 2005.

California Energy Proceedings at the FERC:
California Power Exchange Chargeback
As a component of IPC's non-utility energy trading in the state of California, IPC, in January 1999, entered into a participation agreement with the California Power Exchange (CalPX), a California non-profit public benefit corporation.  The CalPX, at that time, operated a wholesale electricity market in California by acting as a clearinghouse through which electricity was bought and sold.  Pursuant to the participation agreement, IPC could sell power to the CalPX under the terms and conditions of the CalPX Tariff.  Under the participation agreement, if a participant in the CalPX exchange defaulted on a payment to the exchange, the other participants were required to pay their allocated share of the default amount to the exchange.  The allocated shares were based upon the level of trading activity, which included both power sales and purchases, of each participant during the preceding three-month period.

On January 18, 2001, the CalPX sent IPC an invoice for $2 million - a "default share invoice" - as a result of an alleged Southern California Edison (SCE) payment default of $215 million for power purchases.  IPC made this payment.  On January 24, 2001, IPC terminated the participation agreement.  On February 8, 2001, the CalPX sent a further invoice for $5 million, due February 20, 2001, as a result of alleged payment defaults by SCE, Pacific Gas and Electric Company (PG&E) and others.  However, because the CalPX owed IPC $11 million for power sold to the CalPX in November and December 2000, IPC did not pay the February 8th invoice.  IPC essentially discontinued energy trading with the CalPX and the California Independent System Operator (Cal ISO) in December 2000.

IPC believes that the default invoices were not proper and that IPC owes no further amounts to the CalPX.  IPC has pursued all available remedies in its efforts to collect amounts owed to it by the CalPX.  On February 20, 2001, IPC filed a petition with the FERC to intervene in a proceeding that requested the FERC to suspend the use of the CalPX charge back methodology and provides for further oversight in the CalPX's implementation of its default mitigation procedures.

A preliminary injunction was granted by a Federal Judge in the Federal District Court for the Central District of California enjoining the CalPX from declaring any CalPX participant in default under the terms of the CalPX Tariff.  On March 9, 2001, the CalPX filed for Chapter 11 protection with the U.S. Bankruptcy Court, Central District of California.

In April 2001, PG&E filed for bankruptcy.  The CalPX and Cal ISO were among the creditors of PG&E.  To the extent that PG&E's bankruptcy filing affects the collectibility of the receivables from the CalPX and Cal ISO, the receivables from these entities are at greater risk.

The FERC issued an order on April 6, 2001 requiring the CalPX to rescind all chargeback actions related to PG&E's and SCE's liabilities.  Shortly after that time, the CalPX segregated the CalPX chargeback amounts it had collected in a separate account.  The CalPX claims it is awaiting further orders of the FERC and the bankruptcy court before distributing the funds that it collected under its chargeback tariff mechanism.  Although certain parties to the California refund proceeding urged the FERC's Presiding Administrative Law Judge (ALJ) to consider the chargeback amounts in his determination of who owes what to whom, in his Certification of Proposed Findings on California Refund Liability, he concluded that the matter already was pending before the FERC for disposition.

California Refund
In April 2001, the FERC issued an order stating that it was establishing price mitigation for sales in the California wholesale electricity market.  Subsequently, in its June 19, 2001 order, the FERC expanded that price mitigation plan to the entire western United States electrically interconnected system.  That plan included the potential for orders directing electricity sellers into California since October 2, 2000 to refund portions of their spot market sales prices if the FERC determined that those prices were not just and reasonable, and therefore not in compliance with the FPA.  The June 19 order also required all buyers and sellers in the Cal ISO market during the subject time-frame to participate in settlement discussions to explore the potential for resolution of these issues without further FERC action.  The settlement discussions failed to bring resolution of the refund issue and as a result, the FERC's Chief ALJ submitted a Report and Recommendation to the FERC recommending that the FERC adopt the methodology set forth in the report and set for evidentiary hearing an analysis of the Cal ISO's and the CalPX's spot markets to determine what refunds may be due upon application of that methodology.

On July 25, 2001, the FERC issued an order establishing evidentiary hearing procedures related to the scope and methodology for calculating refunds related to transactions in the spot markets operated by the Cal ISO and the CalPX during the period October 2, 2000 through June 20, 2001.  As to potential refunds, if any, IE believes its exposure is likely to be offset by amounts due from California entities.  Multiple parties have filed requests for rehearing and petitions for review.  The latter, more than 60, have been consolidated by the United States Court of Appeals for the Ninth Circuit and held in abeyance while the FERC continues its deliberations.  The Ninth Circuit also directed the FERC to permit the parties to adduce additional evidence respecting market manipulation.  See "Market Manipulation" below.

This case had been further complicated by an August 13, 2002 FERC staff (Staff) Report which included the recommendation to replace the published California indices for gas prices that the FERC previously established as just and reasonable for calculating a Mitigated Market Clearing Price (MMCP) to calculate refunds with other published indices for producing basin prices plus a transportation allowance.  Staff's recommendation is grounded on speculation that some sellers had an incentive to report exaggerated prices to publishers of the indices, resulting in overstated published index prices.  Staff bases its speculation in large part on a statistical correlation analysis of Henry Hub and California prices.  If the FERC accepts the Staff recommendation, the total amount of refunds could roughly double over earlier estimates.  IE, in conjunction with others, submitted comments on the Staff recommendation - asserting that Staff's conclusions were incorrect in part on the basis of the fact that the Staff's correlation study ignored evidence of normal market forces and scarcity which created the pricing variations which Staff observed, rather than improper manipulation of reported prices.  Beyond soliciting comments on the Staff recommendation, the FERC has not decided whether or how to proceed with consideration of a change in the gas pricing methodology which it previously approved.

Based upon that order and subject to possible modification based upon revision of the gas indices to be used, the Cal ISO would then be directed by the FERC to calculate revised refund amounts due from sellers of spot market power into the CalPX and Cal ISO during the refund period.

The ALJ issued a Certification of Proposed Findings on California Refund Liability on December 12, 2002.  The FERC has indicated the intention to largely conclude work on the California refund matters, including the ALJ's decision, the gas pricing component of its MMCP methodology and claims of market manipulation.

The FERC issued its Order On Proposed Findings On Refund Liability on March 26, 2003.  In large part, the FERC affirmed the recommendations of its ALJ.  However, the FERC changed a component of the formula the ALJ was to apply when the FERC adopted findings of its staff that published California spot market prices for gas did not reliably reflect the prices a gas market that had not been manipulated would have produced, despite the fact that many gas buyers paid those amounts.  The findings of the ALJ, as adjusted by the FERC's March 26, 2003 order, are expected to substantially increase the offsets to amounts still owed by the Cal ISO and the CalPX to the companies, perhaps by enough to require the payment of refunds.  Calculations remain uncertain because the FERC has required the Cal ISO to correct a number of defects in its calculations and because the FERC has stated that if refunds will prevent a seller from recovering its California portfolio costs during the refund period, it will provide an opportunity for a cost showing by such a respondent.  As a result IE is unsure of the impact this ruling will have on the refunds due from California.

IE, along with a number of other parties, filed a petition with the FERC on April 25, 2003 seeking review of the March 26, 2003 order.

IPC transferred its non-utility wholesale electricity marketing operations to IE effective June 1, 2001.  Effective with this transfer, the outstanding receivables and payables with the CalPX and Cal ISO were assigned from IPC to IE.  At March 31, 2003, with respect to the CalPX chargeback and the California Refund proceedings, discussed above, the CalPX and Cal ISO owed $14 million and $30 million, respectively, for energy sales made to them by IPC in November and December 2000.  IE has accrued a reserve of $42 million against these receivables.

These reserves were calculated taking into account the uncertainty of collection, given the California energy situation.  Based on the reserves recorded as of March 31, 2003, IDACORP believes that the future collectibility of these receivables or any potential refunds ordered by the FERC would not have a significant impact on its consolidated financial position, results of operations or cash flows.

Market Manipulation
In a November 20, 2002 order the FERC permitted discovery and the submission of evidence respecting market manipulation by various sellers during the western power crises of 2000 and 2001.

On March 3, 2003, the California Parties (the investor owned utilities, the California Attorney General, the California Electricity Oversight Board and the California Public Utilities Commission) filed voluminous documentation asserting that a number of wholesale power suppliers, including IE and IPC had engaged in one of a variety of forms of conduct that the California Parties contended were impermissible.  Although the contentions of the California Parties were contained in more than 11 compact discs of data and testimony, approximately 12,000 pages of data, IE and IPC were mentioned in limited contexts-the overwhelming majority of the claims of the California Parties related to claims respecting the conduct of other parties.

As a consequence, the California Parties urged the FERC to apply the precepts of its earlier decision-to replace actual prices charged in every hour starting May 1, 2000 through the beginning of the existing refund period (October 2, 2000) with a MMCP, seeking approximately $8 billion in refunds to the Cal ISO and the CalPX.  On March 20, 2003, numerous parties, including the companies, submitted briefs and responsive testimony.  The companies intend to vigorously defend their position in this proceeding and believe these matters will not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

In its March 26, 2003 order, discussed above, the FERC declined to generically apply its refund determinations across the board to sales by all market participants, although it stated that it reserved the right to provide remedies for the market against parties shown to have engaged in proscribed conduct.

The FERC is now considering a March 26, 2003 Staff Report, that, in part, adopts the positions advanced by the California Parties, and relies in substantial degree on market monitoring protocol tariff provisions of the Cal ISO and CalPX, as the basis for the contention that a tariff provision had been violated.  The FERC is now considering recommendations of its staff to initiate show cause proceedings against companies named in its report.  A number of wholesale power suppliers were named in the Staff Report, including IE and IPC.  IE and IPC intend to vigorously defend if they are named in a show cause proceeding, but they are unable to predict the outcome of this proceeding.  On April 2, 2003 in Docket No. PA02-2-005, the FERC solicited briefs from all parties respecting the question of the extent to which those Cal ISO and CalPX protocols established binding tariff norms for conduct of market participants.  The companies filed briefs on April 11, 2003 explaining that those tariff provisions established a requirement for the Cal ISO and the CalPX to report on and monitor market activities, but did not establish standards of conduct for market participants.

Pacific Northwest Refund:  On July 25, 2001, the FERC issued an order establishing another proceeding to explore whether there may have been unjust and unreasonable charges for spot market sales in the Pacific Northwest during the period December 25, 2000 through June 20, 2001.  The FERC ALJ submitted recommendations and findings to the FERC on September 24, 2001.  The ALJ found that prices should be governed by the Mobile-Sierra standard of the public interest rather than the just and reasonable standard, that the Pacific Northwest spot markets were competitive and that no refunds should be allowed. Procedurally, the ALJ's decision is a recommendation to the commissioners of the FERC. Multiple parties have submitted comments to the FERC respecting the ALJ's recommendations.  The ALJ's recommended findings are pending before the FERC.  However, at the request of the City of Tacoma and the Port of Seattle on December 19, 2002, the FERC reopened the proceedings to allow the submission of additional evidence related to alleged manipulation of the power market by Enron and others.  IE had opposed that request.  As was the case in the California refund proceeding, at the conclusion of the discovery period, parties alleging market manipulation were to submit their claims to the FERC and responses were due on March 20, 2003.  Grays Harbor, whose civil litigation claims were dismissed, as noted above, has intervened in this FERC proceedings asserting on March 3, 2003 that its six month forward contract, for which performance has been completed, should be treated as a spot market contract for purposes of the FERC's consideration of refunds and requesting refunds from IPC of $5 million.  Grays Harbor did not suggest that there was any misconduct by the company.  The company submitted responsive testimony defending vigorously against Grays Harbor's refund claims.

In addition, the Port of Seattle, the City of Tacoma and Seattle City Light made filings with the FERC on March 3, 2003 claiming that because some market participants drove prices up throughout the west through acts of manipulation, prices for contracts throughout the Pacific Northwest market should be re-set starting in May 2000 using the same factors the FERC would use for California markets.  Although the majority of the claims of these parties are generic, they named a number of power market suppliers, including IPC and IE, as having used parking services provided by other parties under FERC-approved tariffs and thus as being candidates for claims of having received incorrectly congestion revenues from the Cal ISO.  IE and IPC are vigorously defending against both the generic claims that the Pacific Northwest markets were not competitive and the claims advanced by the Port of Seattle and City of Tacoma, but are unable to predict the outcome of this matter.

Nevada Power Company:  In February and April of 2001 IE entered into several transactions under the Western Systems Power Pool (WSPP) Agreement whereby IE agreed to deliver to Nevada Power Company (NPC) 25 MW during the third quarter of 2002.  NPC agreed to pay IE $250 per MWh for heavy load deliveries and $155 per MWh for light load deliveries.  Based upon the uncertain financial condition of NPC, IE asked for further assurances of NPC's ability to pay for the power if IE made the deliveries.  NPC failed to provide appropriate credit assurances; therefore, in accordance with the WSPP Agreement procedures, IE terminated the transactions effective July 8, 2002.

Pursuant to the WSPP Agreement, IE notified NPC of the liquidated damages amount and NPC responded with a letter which describes their view of rights under the WSPP Agreement and suggests a negotiated resolution.  IE and NPC have agreed to attempt to mediate a resolution to this dispute.  At March 31, 2003, IE had a $4 million receivable related to the NPC claim.  IE and NPC have contracted with a mediator in an effort to resolve this matter.  IE will review the recoverability of the asset on an ongoing basis.

Washington Retail Consumer Class Action Complaint:  The complaint in this case was filed on December 20, 2002 in the United States District Court for the Western District of Washington at Seattle, against various entities, including IPC.  The complaint was served on IPC on February 3, 2003.  This action seeks class action status on behalf of all persons and businesses residing in Washington who were purchasers of electrical and/or natural gas energy from any period beginning in January 2000 to the present.  The complaint alleges claims under the Washington Consumer Protection Act, RCW 19.86, as well as common law claims of fraud by concealment, negligence and for an accounting.  The complaint asserts that the defendants, including IPC, engaged in, among other things, unfair and deceptive acts, in violation of the FPA, by (a) withholding the supply of energy; (b) misrepresenting the amount of its energy supplies; (c) exercising improper control over the energy markets; and (d) manipulating the price of energy markets resulting in energy rates being unjust, unreasonable and unlawful.  The plaintiff seeks certification of a class action, equitable and injunctive relief, an accounting, treble damages, attorneys' fees and costs.  On February 3, 2003, another defendant, Reliant, moved to transfer the case to the Judge who is presiding over Multiple District Litigation (MDL) No. 1405.  The MDL rejected this request because that Judge, as a Washington resident, is a member of the class.  On March 11, 2003, IPC, along with other defendants, filed a motion with the MDL seeking to transfer the case to be consolidated with similar actions before the Judge who is presiding over the California Attorney General Action, and other similar cases.  On March 21, 2003 the Court granted IPC's motion for an extension of time to respond to the complaint until 30 days after the MDL panel rules.  IPC intends to vigorously defend against this lawsuit and believes this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Oregon Retail Consumer Class Action Complaint:  The complaint in this case was filed on December 16, 2002 in the Circuit Court of the State of Oregon for the County of Multnomah, against various entities, including IPC.  The complaint was served on IPC on February 7, 2003.  The case was removed by another defendant, Reliant, to the United States District Court, District of Oregon on February 4, 2003.  The complaint seeks class action status on behalf of all persons and businesses residing in Oregon who were purchasers of electrical and/or natural gas energy from any period beginning in January 2000 to the present.  The complaint alleges claims under the Oregon Unfair Trade Practices Act, ORS 646.605 et seq. in addition to claims of fraud by concealment, negligence and for an accounting.  The complaint asserts that the defendants, including IPC, engaged in, among other things, unfair and deceptive acts, in violation of the FPA, by (a) withholding the supply of energy; (b) misrepresenting the amount of its energy supplies; (c) exercising improper control over the energy markets; and (d) manipulating the price of energy markets resulting in energy rates being charged to Oregon energy consumers that were unjust, unreasonable and unlawful.  The plaintiff seeks certification of a class action, equitable and injunctive relief, an accounting, attorneys' fees and costs.  The action was removed to federal court, and on March 11, 2003, IPC, along with other defendants, filed a motion with the MDL seeking to transfer the case to be consolidated with similar actions before the Judge who is presiding over the California Attorney General Actions, and other similar cases.  A stipulation has been submitted to the Court for an extension of time to respond to the complaint, until 30 days after the MDL panel rules.  IPC intends to vigorously defend against this lawsuit and believes this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Enron Bankruptcy Case:  When Enron Corporation and certain of its affiliates, including Enron Power Marketing, Inc. (EPMI) and Enron North America Corp. (ENA) (collectively, Enron) petitioned for bankruptcy protection in December 2001, IE and IPC exercised their rights to terminate all contracts with Enron.  During October 2002, IE submitted claims in the Enron bankruptcy proceeding for net pre-petition obligations owed by Enron to IE of approximately $17 million, primarily for power and energy delivered prior to the Enron bankruptcy.  IE also asserted various contingent and unliquidated claims against Enron.  IE acknowledged in its claims that there are also monetary values associated with the forward contracts for post-petition deliveries that were terminated, which, when analyzed separately, may result in a substantial net liability to Enron after setoff of such pre-petition obligations.

On November 13, 2002, IE received demand letters from EPMI and ENA asserting that IE's net liability, including interest, amounted to approximately $44 million to EPMI and $3 million to ENA, as of that date.  IPC received a similar demand letter from EPMI asserting a net amount owed to EPMI of approximately $1 million.

For several months, IE and IPC have been trying to reach agreement with Enron, under a non-disclosure and confidentiality agreement, on amounts for both the pre-petition and forward obligations in order to calculate a net termination payment value and reach a mutually agreed settlement value.  However, on February 27, 2003, IE received a complaint filed by EPMI in the U.S. Bankruptcy Court, Southern District of New York.  The complaint asserted that EPMI is entitled to a net termination payment of approximately $39 million, plus interest from the termination date.  The complaint asked for declaratory relief, damages and made objections to IE's filed claim.

During March 2003, IE and IPC reached agreement with Enron on both a settlement amount to be paid by IE and IPC and the terms and conditions of a settlement agreement.  The settlement agreement also contains certain confidentiality requirements.  IE and IPC executed and delivered the settlement agreement to Enron on March 31, 2003.  The settlement agreement is subject to approval of the U.S. Bankruptcy Court, which is expected during May 2003.  Enron has agreed to extend the time for IE to respond to the Enron complaint described above.

IE and IPC have no reason to believe that the settlement agreement will not be approved.  However, if the settlement does not receive the requisite court approval and Enron pursues the complaint, IE and IPC intend to dispute the amounts claimed by EPMI and will vigorously defend against the complaint and aggressively prosecute any counterclaims they may have against Enron.

As a result of the proposed settlement, IE recorded a gain during March 2003, which is recorded in "Net (gain) loss on legal disputes" in the Consolidated Statement of Operations.  IE believes that the remaining liability accrued at March 31, 2003 is sufficient to cover the payments considered probable under the proposed settlement or the litigation.

6.  REGULATORY MATTERS:

Wind Down of Energy Marketing
IDACORP announced in 2002 that IE would wind down its energy marketing operations.  In connection with the wind down, certain matters were identified that require resolution with the FERC or the Idaho Public Utilities Commission (IPUC).  Matters that need to be resolved with the FERC include:

A utility such as IPC is entitled to transmission priority for its retail customers, while transmission for trading transactions must be purchased under the utility's open access tariff on the same basis as third parties.  It appears that in some transactions this distinction was not observed;

Certain transactions between a utility and an affiliate are required to have prior FERC approval.  Such prior approval was not sought for some electricity transactions between IE and IPC, such as spinning reserves and load following services, which are common industry services; and

Although IPC informed the FERC before IE was split off from IPC that it intended to move the utility's power marketing business to IE, IPC's power marketing contracts were assigned without formally obtaining the requisite prior approval of the FERC.

IE and IPC voluntarily contacted the FERC in September 2002 to discuss these matters.  Since September, the FERC has made several requests for certain documents and other information all of which, except for those requests which have been deferred, IE and IPC have supplied.  IE and IPC made additional filings with the FERC in November 2002, which included requests for approval of certain electricity transactions, the assignment of certain contracts between IPC and IE and termination of the Electricity Supply Management Services Agreement entered into between IPC and IE in June 2001.

On February 26, 2003, the FERC issued an order approving the assignment of certain wholesale power and transmission services agreements from IPC to IE.  The FERC also found that IPC violated Section 203 of the FPA by assigning the agreements in June 2001 without seeking prior approval from the FERC.  The FERC noted that noncompliance with Section 203 of the FPA may prompt the FERC in certain instances to impose remedies as a condition of its approval; however, no such remedies were imposed in the FERC order.

Should the FERC conclude that its regulations or rate schedules were not complied with, it has significant discretion as to the appropriate remedies, if any.  The FERC's remedial authority includes the authority to require refunds, to order equitable relief, to suspend the authorization to sell wholesale power at market-based rates and, in some instances, to impose monetary penalties.

In an IPUC proceeding that has been underway since May 2001, IPC and the IPUC staff have been working to determine the appropriate compensation IE should provide to IPC as a result of transactions between the affiliates.  The IPUC has issued several orders since then regarding these matters.  Order No. 28852 issued on September 28, 2001 covered the time period prior to February 2001. Order No. 29026 covered the time period from March 2001 through March 2002.  The IPUC also approved IPC's ongoing hedging and risk management strategies in Order No. 29102 issued on August 28, 2002.  This formalized IPC's agreement to implement a number of changes to its existing practices for managing risk and initiating hedging purchases and sales.  In the same order, the IPUC directed IPC to present a resolution or a status report to the IPUC on additional compensation due to the utility for the use of its transmission system and other capital assets by IE and any remaining transfer pricing issues.  Status reports were filed with the IPUC on December 20, 2002 and March 20, 2003 reporting no significant developments.

The IPUC is waiting for the FERC to rule on those issues the companies voluntarily disclosed to the FERC in September 2002 before proceeding to resolve the issues in this case.

However, in its April 15, 2003 annual Power Cost Adjustment (PCA) filing with the IPUC, IPC included some additional compensation related to one of the FERC issues.  As a result of an anticipated settlement with the FERC, IE paid IPC an additional $2 million for spinning reserves and load following services.  IPC proposed that this additional compensation be flowed through the 2003-2004 PCA.  Other state regulatory issues related to the IPUC proceeding described above are expected to be addressed following the settlement of these matters with the FERC.

IDACORP and IPC do not believe that resolution of these transactions will have any adverse impact on their ongoing operations.  However, because it cannot be predicted at this point what regulatory actions might be taken or when, it cannot be determined what effect there may be on earnings and whether it will be material.

As previously disclosed, the FERC filing made on May 14, 2001, with respect to the pricing of real-time energy transactions between IPC and IE, is still under review by the FERC.  For the period June 2001 through March 2002, IE paid IPC approximately $6 million, which was calculated based upon the pricing methodology for the period that was most favorable to IPC.  This amount was credited to Idaho retail customers through the PCA.  An additional $1 million has been paid to IPC for the period April 2002 through July 2002 based upon the same pricing methodology.  However, until the FERC takes final action on this filing, rates for real-time transactions between IE and IPC are subject to adjustment.

Oregon Public Utility Commission
On April 29, 2003, the staff of the Oregon Public Utility Commission (OPUC) issued a report on trading activities during the western energy crisis in 2000-2001 by regulated utilities serving customers in Oregon including Portland General Electric, PacifiCorp and IPC.  With respect to IPC, the report reviews positions IPC has taken at the FERC on trading strategies, the FERC proceeding on market manipulation and issues voluntarily disclosed by IE and IPC in September 2002 regarding affiliate transactions.  The report acknowledges that IE and IPC have denied participating in the trading strategies.  The staff report recommends that staff reports back in 90 days regarding whether the OPUC should open a formal investigation of IPC.

Deferred Power Supply Costs
IPC's deferred power supply costs consist of the following at (in thousands of dollars):

	March 31,	December 31,
	2003	2002

Oregon deferral	$14,047	$14,172

Idaho PCA current year power supply cost deferrals:
Deferral during the 2002-2003 rate year	9,029	8,910
Astaris load reduction agreement	29,686	27,160

Idaho PCA true-up awaiting recovery:
Irrigation and small general service deferral for recovery in
the 2003-2004 rate year	12,222	12,049
Industrial customer deferral for recovery in the 2003-2004 rate year	3,799	3,744
Remaining true-up authorized May 2002	20,927	74,253

Total deferral	$89,710	$140,288

Idaho:  IPC has a PCA mechanism that provides for annual adjustments to the rates charged to its Idaho retail customers.  These adjustments, which take effect in May, are based on forecasts of net power supply expenses and the true-up of the prior year's forecast.  During the year, 90 percent of the difference between the actual and forecasted costs is deferred with interest.  The ending balance of this deferral, called a true-up, is then included in the calculation of the next year's PCA adjustment.

On April 15, 2003, IPC filed its 2003-2004 PCA with the IPUC.  The filing proposes decreases in annual PCA revenues of $114 million.  However, the 2003-2004 PCA will be $81 million over 1993 base rates.  Of this amount, $39 million is the 2002-2003 true-up, $26 million is the 2003-2004 projection and $16 million is the prior year's deferred amounts for specific customer classes as ordered by the IPUC as part of the 2002-2003 PCA.  The IPUC is expected to make a determination on this filing by May 16, 2003.

Oregon:  IPC is also recovering calendar year 2001 extraordinary power supply costs applicable to the Oregon jurisdiction.  In two separate 2001 orders, the OPUC approved rate increases totaling six percent, which is the maximum annual rate of recovery allowed under Oregon state law.  These increases are recovering approximately $2 million annually.  The Oregon deferred balance is $14 million as of March 31, 2003.

7. DERIVATIVE FINANCIAL INSTRUMENTS:

The following table details the gross margin for the energy marketing operations for the three months ended March 31 (in thousands of dollars):

	2003	2002
Gross Margin:
Realized or otherwise settled	$(1,281)	$29,949
Unrealized	1,154	(20,430)
Total	$(127)	$9,519

8.  INDUSTRY SEGMENT INFORMATION:

IDACORP has identified two reportable operating segments, utility operations and energy marketing.  See Note 6 - Regulatory Matters, for discussion on the wind down of energy marketing.

The following table summarizes the segment information for IDACORP's utility operations, energy marketing operations and the total of all other segments, and reconciles this information to total enterprise amounts (in thousands of dollars):

	Utility	Energy			Consolidated
	Operations	Marketing	Other	Eliminations	Total

Three months ended March 31, 2003
Revenues	$203,422	$3,593	$4,913	$-	$211,928
Net income (loss)	13,713	(10,436)	(6,349)	-	(3,072)

Total assets at March 31, 2003	$2,689,229	$269,482	$329,908	$(163,078)	$3,125,541

Three months ended March 31, 2002
Revenues	$215,099	$20,981	$3,513	$-	$239,593
Net income (loss)	21,524	4,033	(861)	-	24,696

Total assets at December 31, 2002	$2,738,493	$381,690	$358,471	$(226,016)	$3,252,638

9.  RESTRUCTURING COSTS:

In 2002, IDACORP announced two separate plans to wind down IE's energy marketing operations.  The initial announcement, in June 2002, specified that IE would not seek new electric customers; would limit its maximum value at risk to less than $3 million; would target a reduction of working capital requirements to less than $100 million by the end of 2003; and would reduce its workforce at its Boise operations by approximately 50 percent.  The second announcement, in November 2002, indicated that IE would close its Denver office by year-end 2002, would shut down its natural gas trading operation in Houston by March 2003, and would further reduce its workforce in its Boise operations through mid-2003.  Since these announcements in 2002, IE has reduced its workforce by approximately 84 percent and will continue to reduce its workforce as contractual obligations terminate.  The Denver office ceased operations in December 2002 and the Houston office ceased operations in mid-April 2003.

In 2002, IE incurred $5 million of involuntary termination benefit expenses and approximately $4 million of lease termination and other exit-related costs.  As of December 31, 2002, IE had paid $2 million of these costs with a remaining outstanding accrual of $7 million at year-end.  During the three months ended March 31, 2003, $2 million of involuntary termination benefits, lease termination costs and other exit related costs had been paid.  The termination benefit expense relates to the termination of 98 employees (primarily energy traders and administrative support positions), 82 of whom had been laid off by March 31, 2003.  Nineteen of the 82 employees laid off were hired by other IDACORP subsidiaries, and thus received no severance benefits.

The following table presents the change in accrued restructuring charges during the period (in thousands of dollars).

		Lease
	Severance	Termination
	Benefits	Costs	Other	Total

Balance at December 31, 2002	$4,171	$2,485	$195	$6,851
Amounts paid	(1,636)	(193)	(37)	(1,866)
Amounts reversed	(124)	-	-	(124)
Balance at March 31, 2003	$2,411	$2,292	$158	$4,861

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of IDACORP, Inc.
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet of IDACORP, Inc. and subsidiaries as of March 31, 2003, and the related consolidated statements of operations, comprehensive income (loss) and cash flows for the three month periods ended March 31, 2003 and 2002.  These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of IDACORP, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 6, 2003, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Boise, Idaho
May 6, 2003

Idaho Power Company
Consolidated Statements of Income
(unaudited)

Three Months Ended

	March 31,
	2003	2002
	(thousands of dollars)
OPERATING REVENUES:
General business	$175,062	$186,120
Off-system sales	18,608	20,159
Other revenues	9,320	8,307
Total operating revenues	202,990	214,586
OPERATING EXPENSES:
Operation:
Purchased power	13,605	30,190
Fuel expense	25,538	27,929
Power cost adjustment	51,847	34,060
Other	36,791	36,844
Maintenance	13,584	12,020
Depreciation	24,135	23,171
Taxes other than income taxes	5,157	5,186
Total operating expenses	170,657	169,400

INCOME FROM OPERATIONS	32,333	45,186

OTHER INCOME:
Allowance for equity funds used during construction	851	(11)
Other - net	4,293	7,130
Total other income	5,144	7,119

INTEREST CHARGES:
Interest on long-term debt	14,492	13,317
Other interest	1,331	2,490
Allowance for borrowed funds used during construction	(820)	(193)
Total interest charges	15,003	15,614

INCOME BEFORE INCOME TAXES	22,474	36,691

INCOME TAX EXPENSE	7,893	13,805

NET INCOME	14,581	22,886

Dividends on preferred stock	868	1,362

EARNINGS ON COMMON STOCK	$13,713	$21,524

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2003	2002
ASSETS	(thousands of dollars)

ELECTRIC PLANT:
In service (at original cost)	$3,107,678	$3,086,965
Accumulated provision for depreciation	(1,320,190)	(1,294,961)
In service - Net	1,787,488	1,792,004
Construction work in progress	97,405	92,481
Held for future use	2,732	2,335

Electric plant - Net	1,887,625	1,886,820

INVESTMENTS AND OTHER PROPERTY	38,051	42,272

CURRENT ASSETS:
Cash and cash equivalents	28,768	12,699
Receivables:
Customer	52,467	56,947
Allowance for uncollectible accounts	(1,467)	(1,566)
Notes	5,012	4,992
Employee notes	7,684	7,646
Related parties	24,816	27,905
Other	5,378	2,702
Accrued unbilled revenues	28,890	35,714
Materials and supplies (at average cost)	21,908	21,458
Fuel stock (at average cost)	8,791	6,943
Prepayments	29,862	32,818
Regulatory assets	15,067	17,147

Total current assets	227,176	225,405

DEFERRED DEBITS:
American Falls and Milner water rights	31,585	31,585
Company-owned life insurance	35,605	35,299
Regulatory assets	434,076	482,159
Other	35,111	34,953

Total deferred debits	536,377	583,996

TOTAL	$2,689,229	$2,738,493

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
CAPITALIZATION AND LIABILITIES	2003	2002
	(thousands of dollars)
CAPITALIZATION:
Common stock equity:
Common stock, $2.50 par value (50,000,000 shares
authorized; 37,612,351 shares outstanding)	$94,031	$94,031
Premium on capital stock	362,032	361,948
Capital stock expense	(2,696)	(2,710)
Retained earnings	326,308	330,300
Accumulated other comprehensive income (loss)	(8,114)	(7,109)

Total common stock equity	771,561	776,460

Preferred stock	52,803	53,393

Long-term debt	820,770	870,741

Total capitalization	1,645,134	1,700,594

CURRENT LIABILITIES:
Long-term debt due within one year	130,083	80,084
Notes payable	-	10,500
Accounts payable	29,398	52,676
Notes and accounts payable to related parties	462	52
Taxes accrued	92,501	89,090
Interest accrued	22,703	12,399
Deferred income taxes	14,990	17,056
Other	17,445	22,906

Total current liabilities	307,582	284,763

DEFERRED CREDITS:
Deferred income taxes	553,206	574,233
Regulatory liabilities	114,430	114,247
Other	68,877	64,656

Total deferred credits	736,513	753,136

COMMITMENTS AND CONTINGENT LIABILITIES

TOTAL	$2,689,229	$2,738,493

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Capitalization
(unaudited)

	March 31,		December 31,
	2003	%	2002	%
	(thousands of dollars)
COMMON STOCK EQUITY:
Common stock	$94,031		$94,031
Premium on capital stock	362,032		361,948
Capital stock expense	(2,696)		(2,710)
Retained earnings	326,308		330,300
Accumulated other comprehensive income (loss)	(8,114)		(7,109)
Total common stock equity	771,561	47	776,460	46

PREFERRED STOCK:
4% preferred stock	12,803		13,393
7.68% Series, serial preferred stock	15,000		15,000
7.07% Series, serial preferred stock	25,000		25,000
Total preferred stock	52,803	3	53,393	3

LONG-TERM DEBT:
First mortgage bonds:
6.40% Series due 2003	80,000		80,000
8 % Series due 2004	50,000		50,000
5.83% Series due 2005	60,000		60,000
7.38% Series due 2007	80,000		80,000
7.20% Series due 2009	80,000		80,000
6.60% Series due 2011	120,000		120,000
4.75% Series due 2012	100,000		100,000
7.50% Series due 2023	80,000		80,000
6 % Series due 2032	100,000		100,000
Total first mortgage bonds	750,000		750,000
Amount due within one year	(130,000)		(80,000)
Net first mortgage bonds	620,000		670,000

Pollution control revenue bonds:
8.30% Series 1984 due 2014	49,800		49,800
6.05% Series 1996A due 2026	68,100		68,100
Variable Rate Series 1996B due 2026	24,200		24,200
Variable Rate Series 1996C due 2026	24,000		24,000
Variable Rate Series 2000 due 2027	4,360		4,360
Total pollution control revenue bonds	170,460		170,460

REA notes	1,165		1,185
Amount due within one year	(83)		(84)
Net REA notes	1,082		1,101

American Falls bond guarantee	19,885		19,885

Milner Dam note guarantee	11,700		11,700

Unamortized premium/discount - net	(2,357)		(2,405)

Total long-term debt	820,770	50	870,741	51

TOTAL CAPITALIZATION	$1,645,134	100	$1,700,594	100

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2003	2002
	(thousands of dollars)
OPERATING ACTIVITIES:
Net income	$14,581	$22,886
Adjustments to reconcile net income to net cash provided by
operating activities:
Allowance for uncollectible accounts	(99)	-
Depreciation and amortization	27,260	26,257
Deferred taxes and investment tax credits	(18,726)	(7,105)
Accrued PCA costs	50,578	30,196
Change in:
Accounts receivable and prepayments	8,431	(20,241)
Accrued unbilled revenue	6,824	10,050
Materials and supplies and fuel stock	(2,297)	(322)
Accounts payable	(22,868)	(40,990)
Taxes receivable/accrued	3,411	24,732
Other current assets and liabilities	4,857	6,213
Other - net	(1,062)	739
Net cash provided by operating activities	70,890	52,415

INVESTING ACTIVITIES:
Additions to utility plant	(24,794)	(23,451)
Note receivable payment from (advance to) parent	(620)	12,638
Other - net	177	1,177
Net cash used in investing activities	(25,237)	(9,636)

FINANCING ACTIVITIES:
Retirement of first mortgage bonds	-	(50,000)
Retirement of preferred stock	(589)	(112)
Dividends on common stock	(17,706)	(17,466)
Dividends on preferred stock	(868)	(1,362)
Increase (decrease) in short-term borrowings	(10,500)	8,000
Other - net	79	(2,117)
Net cash used in financing activities	(29,584)	(63,057)

Net increase (decrease) in cash and cash equivalents	16,069	(20,278)

Cash and cash equivalents at beginning of period	12,699	43,040

Cash and cash equivalents at end of period	$28,768	$22,762

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$27,238	$-
Interest (net of amount capitalized)	$4,072	$8,094

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended
	March 31,
	2003	2002
	(thousands of dollars)

NET INCOME	$14,581	$22,886

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains on securities:
Unrealized holding gains (losses) arising during the period,
net of tax of ($792) and ($123)	(1,334)	(249)
Less: reclassification adjustment for (gains) losses included
in net income, net of tax of $211 and ($30)	329	(47)
Net unrealized gains	(1,005)	(296)

TOTAL COMPREHENSIVE INCOME	$13,576	$22,590

The accompanying notes are an integral part of these statements.

IDAHO POWER COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The outstanding shares of IPC's common stock were exchanged on a share-for-share basis into common stock of IDACORP on October 1, 1998 and are no longer actively traded.  IPC's preferred stock and debt securities were unaffected.

Except as modified below, the Notes to the Consolidated Financial Statements of IDACORP included in this Quarterly Report on Form 10-Q are incorporated herein by reference insofar as they relate to IPC.

Note 1 - Summary of Significant Accounting Policies
Note 3 - Capital Stock
Note 4 - Financing
Note 5 - Commitments and Contingent Liabilities
Note 6 - Regulatory Matters

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Stock-Based Compensation
The following table illustrates the effect on net income if the fair value recognition provisions of SFAS 123, had been applied to stock-based employee compensation (in thousands of dollars):

	Three months ended
	March 31,
	2003	2002

Net income, as reported	$14,581	$22,886
Add: Stock-based employee compensation expense included
in reported net income, net of related tax effects	(8)	96
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	161	436
Pro forma net income	$14,412	$22,546

2.  INCOME TAXES:

IPC uses an estimated annual effective tax rate for computing its provision for income taxes on an interim basis.  IPC's effective tax rate for the three months ended March 31, 2003 was 35.1 percent, compared with an effective tax rate of 37.6 percent for the three months ended March 31, 2002.  The decrease in the 2003 estimated tax rate, compared with 2002, is due primarily to the favorable settlement in the first quarter of 2003 of a prior year tax issue, and the effects of a tax accounting method change, which took place after the first quarter of 2002.

10. RELATED PARTY TRANSACTIONS:

In exchange for the transfer of energy marketing to IE in June 2001, IPC received a partnership interest in IE, which was then transferred to IDACORP in exchange for notes receivable from IDACORP totaling approximately $76 million.  This amount represents the historical book value of the transferred energy marketing net assets on May 31, 2001 of $21 million and retained intercompany tax liabilities of $55 million.  The notes receivable are due over periods of one to ten years and bear interest at IDACORP's overall variable short-term borrowing rate, which was 1.4 percent at March 31, 2003.  The balance of this note at March 31, 2003 is approximately $23 million, including accrued interest.

The following table presents IPC's sales to and purchases from IE for the three months ended March 31 (in thousands of dollars):

	2003	2002

Sales to IE	$304	$12,909
Purchases from IE	-	2,016

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholder of Idaho Power Company
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet and statement of capitalization of Idaho Power Company and its subsidiary as of March 31, 2003, and the related consolidated statements of income, comprehensive income and cash flows for the three month periods ended March 31, 2003 and 2002.  These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet and statement of capitalization of Idaho Power Company and its subsidiary as of December 31, 2002, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 6, 2003, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet and statement of capitalization as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet and statement of capitalization from which it has been derived.

DELOITTE & TOUCHE LLP

Boise, Idaho
May 6, 2003

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands unless otherwise indicated.  Megawatt hours (MWh) in thousands).

INTRODUCTION:

In Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the general financial condition and results of operations for IDACORP, Inc. and its subsidiaries (IDACORP) and Idaho Power Company and its subsidiary (IPC) are discussed.  IDACORP is a holding company formed in 1998 as the parent of IPC, IDACORP Energy (IE) and several other entities.

IPC is an electric utility with a service territory covering over 20,000 square miles, primarily in southern Idaho and eastern Oregon.  IPC is the parent of Idaho Energy Resources Co., a joint venturer in Bridger Coal Company, which supplies coal to the Jim Bridger generating plant owned in part by IPC.

IE, a marketer of electricity and natural gas, is in the process of winding down its operations.

IDACORP's other significant operating subsidiaries are:

Ida-West Energy (Ida-West) - developer and manager of independent power projects;

IdaTech - developer of integrated fuel cell systems;

IDACORP Financial Services, Inc. (IFS) - affordable housing and other real estate investments;

Velocitus - commercial and residential Internet service provider; and

IDACOMM - provider of telecommunications services.

This MD&A should be read in conjunction with the accompanying consolidated financial statements.  This discussion updates the MD&A included in the Annual Report on Form 10-K for the year ended December 31, 2002, and should be read in conjunction with the discussion in the Annual Report.

FORWARD-LOOKING INFORMATION:

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), IDACORP and IPC are hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of IDACORP or IPC in this Quarterly Report on Form 10-Q, in presentations, in response to questions or otherwise.  Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will likely result," "will continue," or similar expressions) are not statements of historical facts and may be forward-looking.  Forward-looking statements involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond our control and may cause actual results to differ materially from those contained in forward-looking statements:

changes in governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC), the Idaho Public Utilities Commission (IPUC) and the Oregon Public Utility Commission (OPUC), with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power and other capital investments, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs) and other refund proceedings;

litigation resulting from the energy situation in the western United States;

economic, geographic and political factors and risks;

changes in and compliance with environmental and safety laws and policies;

weather variations affecting customer energy usage;

operating performance of plants and other facilities;

system conditions and operating costs;

population growth rates and demographic patterns;

pricing and transportation of commodities;

market demand and prices for energy, including structural market changes;

changes in capacity and fuel availability and prices;

changes in tax rates or policies, interest rates or rates of inflation;

changes in actuarial assumptions;

adoption or changes in critical accounting policies or estimates;

exposure to operational, market and credit risk in energy trading and marketing operations;

changes in operating expenses and capital expenditures;

capital market conditions;

rating actions by Moody's, Standard & Poor's and Fitch;

competition for new energy development opportunities;

results of financing efforts, including the ability to obtain financing on favorable terms, which can be affected by various factors, including credit ratings and general economic conditions;

natural disasters, acts of war or terrorism;

legal and administrative proceedings (whether civil or criminal) and settlements that influence business and profitability; and

new accounting or Securities and Exchange Commission requirements, or new interpretation or application of existing requirements.

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

RISK FACTORS:

The following are some important factors that could have a significant impact on the operations and financial results of IDACORP and IPC and could cause actual results or outcomes to differ materially from those discussed in any forward-looking statements:

IPC has a predominately hydroelectric generating base.  Because of its heavy reliance on inexpensive hydroelectric generation, IPC's operations can be significantly affected by the weather.  IPC continues to expect its fourth year of below normal water conditions.  When hydroelectric generation is reduced because of below normal water conditions, IPC must increase its use of more expensive thermal generation and purchased power.  Although IPC generally recovers certain increased power costs through its Power Cost Adjustment (PCA), the recovery is on a deferred basis and is subject to the regulatory process.

Changes in temperature may negatively affect power sales.  In addition to the below normal water conditions, IPC experienced warmer than usual temperatures in its service territory in the first quarter of 2003, which reduced sales.  Warmer than normal winters or cooler summers will reduce revenues from power sales.

IPC is currently involved in renewing federal licenses for certain of its hydroelectric projects.  IPC currently expects new licenses for five middle Snake River region hydroelectric plants to be issued during 2003.  In addition, IPC expects to file the license application in July 2003 for the Hells Canyon Complex (HCC), which provides 40 percent of IPC's total generating capacity.  IPC cannot predict what conditions, if any, with respect to environmental, operating and other matters the FERC may impose in connection with the renewal of these licenses and the effect of any such conditions on IPC's operations.

IDACORP and IPC are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, natural resources and health and safety.  There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future as a result of, among other factors, changes in legislation and enforcement policies and additional requirements imposed in connection with the relicensing of IPC's hydroelectric projects.

IPC currently anticipates filing a general rate case with the IPUC by the end of the year 2003.  The rate case is being filed as a result of capital expenditures made and increased operating costs experienced by IPC since 1993, the last rate case test year except for those capital costs associated with construction of the Milner and expansion of the Twin Falls hydroelectric projects which were included in rates in 1995.  IPC cannot predict the outcome of this case or the effect on its operations if the requested rate relief is not granted.

IDACORP and IPC are subject to direct and indirect effects of terrorist threats and activities.  Generation and transmission facilities, in general, have been identified as potential targets.  The effects of terrorist threats and activities include, among other things, actions or responses to such actions or threats, the inability to generate, purchase or transmit power, and the increased cost and adequacy of security and insurance.

IPC and its affiliate, IE, may be subject to potential liabilities as a result of energy marketing operations.  Although IE is currently winding down its energy marketing operations, certain matters have been identified that require resolution with the FERC and the IPUC.  Should the FERC conclude that its regulations or rate schedules were not complied with, it has significant discretion as to the appropriate remedies, if any.  The FERC's remedial authority includes the authority to require refunds, to order equitable relief, to suspend the authorization to sell wholesale power at market-based rates, and, in some instances, to impose monetary penalties.  In an IPUC proceeding that has been underway since May 2001, IPC and the IPUC staff have been working to determine the appropriate compensation IE should provide to IPC as a result of transactions between the affiliates since February 2001.  IPC and IE do not believe that resolution of these transactions will have any adverse impact on retail customers or a material adverse effect on their ongoing operations.  However, because it cannot be predicted at this point what regulatory actions might be taken or when, it cannot be determined what effect there may be on the companies' financial statements and whether it will be material.

IDACORP, IE and IPC are subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims, including those that may arise out of the California energy situation.  Regarding the California energy situation, IDACORP, IE and IPC are involved in a number of proceedings including a complaint filed against sellers of power in California, based on California's unfair competition law, a cross-action wholesale electric antitrust case against various sellers and generators of power in California and the California refund proceeding at the FERC.  Other cases which are the direct or indirect result of the energy crisis in California include efforts by certain public parties to reform or terminate contracts for the purchase of power from IE and the Northwest refund case at the FERC.  It is possible that additional proceedings may be filed against or by IDACORP, IE or IPC related to the California energy crisis in the future.

IDACORP and IPC rely on access to capital markets as a significant source of liquidity for capital requirements not satisfied by operating cash flows.  Access to capital markets at a reasonable cost is determined in large part by credit quality.  An inability to raise capital on favorable terms, particularly during times of uncertainty in the capital markets, could impact the liquidity of IDACORP and IPC and would likely increase their interest costs.  It could also affect the companies' ability to implement their business plans.

The issues and associated risks and uncertainties described above are not the only ones IDACORP and IPC may face.  Additional issues may arise or become material.  The risks and uncertainties associated with these additional issues could impair IDACORP's and IPC's businesses in the future.

SUMMARY OF FIRST QUARTER 2003 AND 2003 OUTLOOK:

Overall Results
IDACORP's earnings (loss) per share (EPS) was an $0.08 loss for the first quarter of 2003, a $0.74 decrease from last year's first quarter EPS of $0.66.  This decline is attributed to decreased earnings at IPC and net losses recorded at IE.

IPC reported EPS of $0.36, a $0.21 decrease compared to the first quarter last year.  This reflects the continuing impact of below normal water conditions in its service territory and the warmer than normal temperatures experienced so far this year.

IE recorded a net loss of $0.28 for the first quarter 2003 compared to a profit of $0.11 in the first quarter of 2002, a decrease of $0.39.  This decrease is attributed to the continued wind down of IE's energy marketing business and an $11 million net loss recognized on legal disputes settled with Overton Power District No. 5 (Overton) and Truckee-Donner Public Utility District (Truckee) and a proposed settlement with Enron Power Marketing, Inc and Enron North America Corp. (collectively, Enron).

The financial results for the quarter also reflect the adjustment of IDACORP's estimated annual income tax expense to zero.  The change in income tax expense is primarily the result of the reduction of IDACORP's forecasted annual pre-tax income to a level such that tax credits at IFS are now expected to fully offset income tax expense for 2003.

Below Normal Water Conditions
Current Snake River basin snowpack numbers suggest that streamflow conditions for 2003 will remain below normal.  IPC's May 2003 snowpack accumulations were 86 percent of normal.

The National Weather Service's Northwest River Forecast Center as of May 1, 2003 is predicting April-through-July inflow into Brownlee Reservoir will be 3.58 million acre-feet (maf).  The 30-year average inflow during that time is 6.3 maf.  Based on current snowpack levels and forecasted inflows, IPC continues to expect its fourth year of below normal water conditions.  IPC currently plans to use company-owned resources as well as wholesale purchases from the energy markets when necessary to overcome the below normal water conditions and meet its energy needs during 2003.

Request for Proposal
On February 24, 2003, IPC issued a formal Request for Proposal (RFP) seeking bids for the construction of up to 200 megawatts (MW) of additional generation to support the growing seasonal demand for electricity in IPC's service area.  Bids were submitted to IPC on April 28, 2003.  A proposal for an IPC self-build option was submitted at the same time.  IPC is presently in the evaluation phase of the process.

Power Cost Adjustment and General Rate Relief
On April 15, 2003, IPC filed its 2003-2004 PCA with the IPUC.  If approved, this year's PCA would reduce overall Idaho retail customer electricity rates by 18.2 percent.  The decrease primarily results from lower power supply expenses over the twelve-month period from April 2002 to March 2003, compared to the previous year when wholesale electricity costs reached their highest historic levels.  The filing proposes decreases in annual PCA revenues of $114 million.  The 2003-2004 PCA will be $81 million over 1993 base rates.  Of this amount, $39 million is the 2002-2003 true-up, $26 million is the 2003-2004 projection and $16 million is the prior year's deferred amounts for specific customer classes as ordered by the IPUC as part of the 2002-2003 PCA.  The IPUC is expected to make a determination on this filing by May 16, 2003.

IPC plans to file a general rate case with the IPUC before year-end 2003.  This rate case would provide revenue recovery to IPC for the costs of serving its customers, such as increased operating expenses and substantial demands for infrastructure improvements, as well as increased capital costs for the protection, mitigation and enhancement requirements of new licenses for some of its hydroelectric projects, its need for new sources of power supply and the need to continue the expansion of its transmission and distribution network.

Relicensing of Hydroelectric Projects
Currently, the licenses for five of IPC's hydro projects have expired.  These projects continue to operate under annual licenses until the FERC issues a new permanent license.  Three more of IPC's hydro project licenses will expire by 2010.

IPC is actively pursuing the relicensing of these projects, a process that may continue for the next ten to 15 years.

Legal Issues and Regulatory Matters
During the first quarter of 2003, the companies have settled legal disputes with Truckee and Overton and have reached a proposed settlement with Enron.  The effect of these settlements is recorded as "Net (gain) loss on legal disputes" in the Consolidated Statement of Operations.

IE is involved in three separate FERC proceedings arising out of the California energy situation.  They include proceedings involving (1) the chargeback provisions of the California Power Exchange (CalPX) participation agreement, which was triggered when a participant defaulted on a payment to the CalPX.  Upon such a default, other participants were required to pay their allocated share of the default amount to the CalPX.  This provision was first triggered by the Southern California Edison default and later by the Pacific Gas & Electric default; (2) efforts by the state of California to obtain refunds for a portion of the spot market sales prices from sellers of electricity into California from October 2, 2000 through June 20, 2001.  California is claiming that the prices were not just and reasonable and were not in compliance with the Federal Power Act (FPA); and (3) a case which permits those parties to the California refund proceeding to submit materials to the FERC demonstrating market manipulation by various sellers of electricity into California.  The California parties are asking the FERC to extend the refund period in the California refund back to May 1, 2000 through June 20, 2001.

In connection with the wind down of energy marketing, matters have been identified that require resolution with the FERC or the IPUC.  One matter that required resolution with the FERC included the assignment of IPC's power marketing contracts to IE without obtaining the required prior approval of the FERC.  On February 26, 2003, the FERC issued an order approving the assignment of certain wholesale power and transmission services agreements from IPC to IE while stating that IPC violated Section 203 of the FPA.  The IPUC matters include a proceeding that has been underway since May 2001 where IPC and the IPUC staff have been working to determine the appropriate compensation IE should provide to IPC as a result of transactions between the affiliates.

Liquidity
IDACORP and IPC's operating cash flow was $95 million and $71 million, respectively for the three months ended March 31, 2003 and March 31, 2002, respectively.  These proceeds were used to pay down short-term debt at both entities.

Pension expense is expected to increase from approximately $0 in 2002 to approximately $7 million during 2003.  Of this amount, approximately 70-75 percent will impact IPC's operation and maintenance expense.  For the three months ended March 31, 2003, pension expense of $2 million was recorded in IPC's operation and maintenance expense.  Based on current estimates, cash contributions during 2003 are not expected.

During March of 2003, IDACORP and IPC closed on $175 million and $200 million, 364-day credit facilities, respectively, that expire in March 2004.  IDACORP also has a three-year, $140 million facility that expires in March 2005.

At March 31, 2003, IDACORP had approximately $103 million in commercial paper outstanding against its $315 million available bank credit facility.  IPC had no commercial paper outstanding against its $200 million available bank credit facility and was able to invest $26 million in temporary cash investments.

The credit facilities require IDACORP and IPC to maintain a ratio of debt to total capitalization (leverage ratio) of no more than 65 percent.  At March 31, 2003, IDACORP's and IPC's leverage ratios were 55 percent and 54 percent, respectively.  IDACORP is also required to maintain an adjusted cash flow to interest coverage ratio of at least 2.75 to 1.  At March 31, 2003, IDACORP's interest coverage ratio was 4.6 to 1.

The amount and timing of dividends payable on IDACORP's common stock are within the sole discretion of IDACORP's Board of Directors.  The Board of Directors reviews the dividend rate quarterly to determine its appropriateness in light of IDACORP's financial position and results of operations, legislative and regulatory developments affecting the electric utility industry in general and IPC in particular, competitive conditions and any other factors the Board of Directors deems relevant.

With the wind down of IE, the long-term sustainability of the dividend is now primarily dependent upon the profitability of IPC.  IPC's earnings depend on many factors, but the most significant are weather and water conditions and its ability to obtain rate relief to cover its costs.  If IPC is successful in obtaining the general rate relief to be requested this fall and there is a return to more normal operating conditions this winter, 2004 earnings should rebound significantly.  The Board of Directors will continue to evaluate these and other factors in determining the appropriate and sustainable level of payout to IDACORP's shareholders going forward.

IPC's articles of incorporation contain restrictions on the payment of dividends on its common stock if preferred stock dividends are in arrears.  For the three months ended March 31, 2003 and 2002, IPC paid dividends to IDACORP of $18 million and $17 million, respectively.

Financing Activities
On May 1, 2003, $80 million, 6.4% Series First Mortgage Bonds of IPC matured and IPC redeemed early its $80 million, 7.5% Series First Mortgage Bonds.  Short-term debt of $136 million was issued to redeem these series and the remaining amount was paid using short-term investments.

On March 14, 2003, IPC filed a $300 million shelf registration under which it plans to issue first mortgage bonds of up to $250 million in the second quarter of 2003.

CRITICAL ACCOUNTING POLICIES:

IDACORP's and IPC's discussion and analysis of their financial condition and results of operations are based upon their consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires IDACORP and IPC to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, IDACORP and IPC evaluate these estimates, including those related to rate regulation, mark-to-market accounting on energy trading contracts, contingencies, litigation, income taxes, restructuring costs, benefit costs and bad debts.  These estimates are based on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances, and are the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  IDACORP and IPC, based on their ongoing reviews, will make adjustments when facts and circumstances dictate.

IDACORP's and IPC's critical accounting policies are discussed in more detail in their Annual Report on Form 10-K for the year ended December 31, 2002, and information related to IDACORP's policy on "Mark-to-Market Accounting for Energy Trading Contracts" is updated in "RESULTS OF OPERATIONS - Energy Marketing" below.  Except for those updates, IDACORP's and IPC's critical accounting policies have not changed materially from the discussions included in the 2002 Annual Report on Form 10-K.

RESULTS OF OPERATIONS:

In this section IDACORP's earnings and the factors that affected them are discussed, beginning with a general overview followed by a more detailed discussion of the electric utility and energy marketing activities for the three months ended March 31.

Earnings (loss) per share of common stock
	2003	2002
Utility operations	$0.36	$0.57
Energy marketing	(0.28)	0.11
Other operations	(0.16)	(0.02)
Total earnings (loss) per share	$(0.08)	$0.66

EPS from utility operations decreased $0.21 for the three months ended March 31, 2003.  The major factor affecting this change is decreased customer usage of 19 percent due to warmer than normal temperatures experienced this year and continuing below normal water conditions.  Net power supply costs absorbed by the utility decreased $4 million or a $0.06 increase to EPS.

EPS from energy marketing decreased $0.39 per share in 2003.  The decision to wind down energy marketing and trading at IE has resulted in significantly reduced earnings from this segment.  Additionally, IE recorded a net loss of $11 million associated with legal disputes with Truckee, Overton and Enron.

Combined EPS from IDACORP's other subsidiaries increased for the three months ended March 31, 2003 due to decreased losses at Ida-West and IdaTech and increased earnings at IFS.  These increases were offset by a reduction in the recognition of tax credits in the first quarter of 2003.  These credits are expected to be recognized by the end of the year and are reflected in the estimated annual effective income tax rate.

Utility Operations
This section discusses IPC's utility operations, which are subject to regulation by, among others, the state public utility commissions of Idaho and Oregon and by the FERC.

General Business Revenue:  The following table presents IPC's general business revenues and MWh sales for the three months ended March 31:

	Revenues		MWh
	2003	2002	2003	2002

Residential	$84,209	$94,154	1,200	1,356
Commercial	48,410	48,585	843	878
Industrial	42,258	43,120	769	773
Irrigation	185	261	1	3
Total	$175,062	$186,120	2,813	3,010

A reduction in customer usage, attributed to a 19 percent decline in heating degree-days, resulted in decreased revenue of $17 million.  Heating degree-days is a common measure used in the utility industry to analyze demand and indicates when a customer would use electricity for heating purposes.  This decrease was partially offset by revenues of $5 million from increased PCA rates and a three percent increase in IPC's customer count - an additional $3 million increase to revenue.  The PCA is discussed in more detail below in "REGULATORY ISSUES - Deferred Power Supply Costs."  The remaining change is attributed to decreased payments from FMC/Astaris.  FMC/Astaris, previously IPC's largest volume customer, closed its plants late in 2001 but was required, under a take or pay contract, to pay IPC for generation capacity regardless of delivery.  This contract expired in March 2003.

Off-system sales:  Off-system sales consist primarily of long-term sales contracts and opportunity sales of surplus system energy.  The following table presents IPC's off-system sales for the three months ended March 31:

	2003	2002

Off-system sales	$18,608	$20,159
MWh sold	413	822
Revenue per MWh	$45.05	$24.53

IPC's off-system sales have decreased due to reduced volume sold, a result of below normal water conditions.  The financial impact of this decrease was partially offset by increased market prices per MWh realized during the quarter.

Purchased power:  The following table presents IPC's purchased power for the three months ended March 31:

	2003	2002

Purchased power:
Purchases	$10,476	$13,164
Load reduction costs	$3,129	$17,026

MWh purchased	219	480
Cost per MWh purchased	$47.77	$27.41

Purchased power volumes decreased during the quarter due to reduced customer demands.  Additionally, costs per MWh increased due to the continued below normal water conditions in the region.

Fuel expense:  The following table presents IPC's fuel expenses and generation at its thermal generating plants for the three months ended March 31:

	2003	2002

Fuel expense	$25,538	$27,929
Thermal MWh generated	1,831	1,920
Cost per MWh	$13.95	$14.54

PCA:  The PCA expense component is related to IPC's PCA regulatory mechanism.  The PCA is discussed in more detail below in "REGULATORY ISSUES - Deferred Power Supply Costs."

The following table presents the components of IPC's PCA expense for the three months ended March 31:

	2003	2002

Current year power supply cost deferral	$377	$3,521
FMC/Astaris and irrigation program costs (deferral)	(2,245)	(13,024)
Amortization of prior year authorized balances	53,715	43,563
Total power cost adjustment	$51,847	$34,060

Energy Marketing
In 2002, IDACORP announced two separate plans to wind down IE's energy marketing operations.  The initial announcement, in June 2002, specified that IE would not seek new electric customers; would limit its maximum value at risk to less than $3 million; would target a reduction of working capital requirements to less than $100 million by the end of 2003; and would reduce its workforce at its Boise operations by approximately 50 percent.  The second announcement, in November 2002, indicated that IE would close its Denver office by year-end 2002, would shut down its natural gas trading operation in Houston by March 2003, and would further reduce its workforce in its Boise operations through mid-2003.  Since these announcements in 2002, IE has reduced its workforce by approximately 84 percent and will continue to reduce its workforce as contractual obligations terminate.  The Denver office ceased operations in December 2002 and the Houston office ceased operations in mid-April 2003.

In 2002, IE incurred $5 million of involuntary termination benefit expenses and approximately $4 million of lease termination and other exit-related costs.  As of December 31, 2002, IE had paid $2 million of these costs with a remaining outstanding accrual of $7 million at year-end.  During the three months ended March 31, 2003, $2 million of involuntary termination benefits, lease termination costs and other exit related costs had been paid.  The termination benefit expense relates to the termination of 98 employees (primarily energy traders and administrative support positions), 82 of whom had been laid off by March 31, 2003.  Nineteen of the 82 employees laid off were hired by other IDACORP subsidiaries, and thus received no severance benefits.

In connection with the wind down of energy marketing, certain matters were identified that require resolution with the FERC or the IPUC.  One matter that required resolution with the FERC included the assignment of IPC's power marketing contracts to IE without obtaining the required prior approval of the FERC.  On February 26, 2003, the FERC issued an order approving the assignment of certain wholesale power and transmission services agreements from IPC to IE.  The IPUC matters include a proceeding that has been underway since May 2001 where IPC and the IPUC staff have been working to determine the appropriate compensation IE should provide to IPC as a result of transactions between the affiliates.

These matters are discussed in more detail in Note 6 to the Consolidated Financial Statements.

IE reported an $18 million operating loss for the three months ended March 31, 2003 compared to $6 million of operating income for the three months ended March 31, 2002.  IE anticipates that approximately 31 percent of its unrealized forward positions recorded as of March 31, 2003 will be settled by the end of 2003, 52 percent settled by the end of 2004 and 67 percent settled by the end of 2005.  All forward positions as of March 31, 2003 are expected to be settled within eight years.  Changes in market conditions in future periods could substantially change the amounts of gain or loss ultimately realized upon settlement of the contracts.

Revenues:  Operating revenues include revenues from the sale of electricity and gas netted against the cost of purchased power and natural gas.  All financial transactions and unrealized income are presented on a net basis as operating revenue.  Operating expenses include general and administrative expenses, net loss on legal disputes, transmission expenses and broker fees.

The following table presents IE's energy marketing revenues and volumes for the three months ended March 31:

	2003	2002
Net operating revenues:
Electricity	$3,525	$15,563
Gas	68	5,418
Total operating revenues	$3,593	$20,981

Operating volumes (settled):
Electricity (MWh)	4,785,060	12,997,815
Gas (MMbtu)	2,247,431	12,173,707

The decline in revenues between 2002 and 2003 is a result of the decision to exit the energy marketing and trading business and the resulting decline in volume.  IE anticipates revenues in 2003 to continue to be lower than prior years as IE continues to complete its obligations under existing contracts and wind down its business.

Net (Gain) Loss on Legal Disputes:  For 2003, this balance represents IE's net settlements of Truckee and Overton and the proposed settlement of Enron.  See Note 5 to the Consolidated Financial Statements.

Contracts Accounted for at Fair Value:  When determining the fair value of marketing and trading contracts, IE uses actively quoted prices for contracts with similar terms as the quoted price, including specific delivery points and maturities.  To determine fair value of contracts with terms that are not consistent with actively quoted prices, IE uses (when available) prices provided by other external sources.  When prices from external sources are not available, IE determines prices by using internal pricing models that incorporate available current and historical pricing information.  Finally, the fair market value of contracts is adjusted for the impact of market depth and liquidity, potential model error and expected credit losses at the counterparty level.

The following table details the gross margin booked from marketing operations for the three months ended March 31:

	2003	2002
Gross Margin:
Realized or otherwise settled	$(1,281)	$29,949
Unrealized	1,154	(20,430)
Total gross margin	$(127)	$9,519

At March 31, 2003, 70 percent of the credit exposure related to IE's unrealized positions was with investment grade counterparties, five percent was with non-investment grade counterparties and the remaining 25 percent was with non-rated counterparties.  The majority of the non-rated entities are municipalities, public utility districts and electric cooperatives.

The change in net fair value (energy marketing assets less energy marketing liabilities) between year-end 2002 and March 31, 2003 is explained as follows:

Net fair value of contracts outstanding as of 12/31/2002	$38,193
Contracts realized or otherwise settled during the period	1,281
Changes in net fair value attributable to market prices and other market changes	(4,737)
Net fair value of contracts outstanding as of 3/31/2003	$34,737

The fair value of energy marketing and trading contracts is an accounting estimate based on reasonable assumptions related to interest rates, energy prices and price volatility.  Different assumptions regarding these variables could result in a change to the net fair value of energy marketing and trading contracts.  The following table shows the estimated adverse change to the reported fair value of energy marketing and trading contracts for defined adverse moves associated with the key assumptions incorporated into this estimate:

Adverse move
in fair value
Change in assumption used in fair value calculation

1% change in interest rates	$191
$1/MWh change in electricity prices	$10
$0.50/MMbtu change in gas prices	$-
1% change in volatility	$208

The following table presents the net fair value of contracts outstanding at March 31, 2003, disaggregated by source of fair value and maturity of contracts:

	Maturity			Maturity
	less than	Maturity	Maturity	in excess of
Source of Fair Value	1 year	1-3 years	4-5 years	5 years	Total

Prices actively quoted	$13,131	$11,987	$(136)	$-	$24,982
Prices provided by other
external sources	15,826	1,471	(11,304)	2,080	8,073
Prices based on models
and other valuation
methods	2,033	(896)	545	-	1,682
Total	$30,990	$12,562	$(10,895)	$2,080	$34,737

Prices actively quoted are quoted daily by brokers and trading exchanges such as NYMEX, TFS, Intercontinental and Bloomberg.  The time horizon is April 2003 through March 2008.  Products include physical, financial, swap, interest rate, index and basis for both natural gas and heavy load power.

Prices provided by other external sources are quoted periodically by brokers and trading exchanges such as TFS, APB, Prebon, Intercontinental and Bloomberg.  The time horizon is April 2003 through December 2010.  Products include physical, financial, swap, index and basis for both natural gas and heavy and light load power.

Prices derived from models and other valuation methods incorporate available current and historical pricing information.  The time horizon is April 2003 through December 2007.  Products include transmission, options and ancillary services related to heavy and light load power.

LIQUIDITY AND CAPITAL RESOURCES:

Operating Cash Flow
IDACORP's operating cash flow for the first quarter was $95 million compared to $110 million in last year's first quarter.  The decrease is attributed primarily to $41 million in tax refunds received in last year's first quarter offset by increased cash flows at IPC.

IPC's operating cash flows of $71 million for the first quarter increased $19 million from last year's first quarter.  This increase was driven by decreased purchased power expenses related to the FMC/Astaris Voluntary Reduction Agreement and recovery through the PCA of power supply costs incurred in 2001 and 2002.

Contractual Cash Obligations
IPC's contractual cash obligations decreased $8 million from December 31, 2002 due to normal payments on its fuel contracts.  IDACORP's contractual cash obligations increased $17 million from December 31, 2002 due to the issuance of $25 million in bonds at IFS partially offset by the above payment on IPC's fuel contracts.

Working Capital
The change in customer receivables and accounts payable at IDACORP includes the settlement of the Truckee legal dispute which increased accounts receivable approximately $4 million and the proposed settlement of Enron.  The remaining changes are attributed to the continued wind down of the energy marketing business.

Energy marketing assets and liabilities reflect the fair value of energy marketing contracts as of the reporting date.  The fair value of these contracts is unrealized and therefore does not necessarily indicate a current source or use of funds.  The change in the net energy marketing assets and liabilities from year end 2002 to first quarter 2003 are primarily a reflection of the wind down of the energy marketing business.

Cash received from energy trading counterparties serves as collateral against open positions on energy related contracts and is reported in cash and cash equivalents.  The resultant liability is recorded as a reduction to the energy marketing asset generated by the open position.  Regarding the use of posted collateral, the margining agreements provide "...the right to: (i) sell, pledge, rehypothecate, assign, invest, use, commingle or otherwise dispose of, or otherwise use in its business any posted collateral it holds..." as long as IDACORP maintains a credit rating of at least BBB- (S&P) or Baa3 (Moody's).  IDACORP has continued to maintain a credit rating above this minimum and has no restrictions on the use of collateral funds.

The remaining changes in working capital are attributed to timing and normal business activity.

Capital Requirements
IDACORP and IPC forecast that internal cash generation after dividends will provide approximately 78 percent of total capital requirements in 2003, and 76 percent during the two-year period 2004-2005.  The contribution for internal cash generation is dependent primarily upon IPC's cash flow from operations, which is subject to risks and uncertainties relating significantly to weather and water conditions and IPC's ability to obtain rate relief to cover its operating costs.  Externally acquired funds will be used to fund capital requirements when internally generated funds are not sufficient.

The forecast for internally generated cash for total capital requirements in 2003 has decreased from the 97 percent reported in the Annual Report on Form 10-K for the year ended December 31, 2002 due to continued below normal water conditions, warmer than normal temperatures and contract settlements.  The forecast for 2004-2005 has not changed materially from that reported in the Annual Report on Form 10-K for the year ended December 31, 2002.

Financing Programs
Credit facilities:  IDACORP has a $175 million facility that expires on March 19, 2004 and a $140 million facility that expires on March 25, 2005.  Under these facilities IDACORP pays a facility fee on the commitment, quarterly in arrears, based on its corporate credit rating.  Commercial paper may be issued up to the amounts supported by the bank credit facilities.

IPC has a $200 million facility that expires March 19, 2004.  Under this facility IPC pays a facility fee on the commitment, quarterly in arrears, based on IPC's corporate credit rating.  IPC's commercial paper may be issued up to the amount supported by the bank credit facilities.  At March 31, 2003, IPC had regulatory authority to incur up to $250 million of short-term indebtedness.

Short-term financings:  At March 31, 2003, IPC had no short-term borrowing outstanding, compared to $11 million of commercial paper at December 31, 2002.  IPC repaid $100 million of floating rate notes in September 2002 using short-term borrowings from IDACORP.  This $100 million inter-company debt was subsequently repaid with IPC first mortgage bonds issued in November 2002.  At March 31, 2003, IDACORP's short-term borrowing totaled $103 million, compared to $166 million at December 31, 2002.

Long-term financings:  IDACORP currently has two shelf registration statements totaling $800 million that can be used for the issuance of unsecured debt (including medium-term notes) and preferred or common stock.  At March 31, 2003, none had been issued.  IDACORP does not anticipate issuing new common equity or equity linked securities during the remainder of 2003.  In March 2003, IDACORP ceased issuing original issue stock and began purchasing shares on the open market for the Dividend Reinvestment Plan, the Employee Savings Plan, the Restricted Stock Plan and the IDACORP Long-Term Incentive and Compensation Plan.

On August 16, 2001, IPC filed a $200 million shelf registration statement that could be used for first mortgage bonds (including medium-term notes), unsecured debt or preferred stock.  On November 15, 2002, IPC issued $200 million of secured medium-term notes, which were divided into two series.  The first was $100 million First Mortgage Bonds 4.75% Series due 2012 and the second was $100 million First Mortgage Bonds 6.00% Series due 2032.  Proceeds were used to pay down IPC short-term borrowings.  No amounts remain to be issued on this shelf registration statement.

On March 14, 2003, IPC filed a $300 million shelf registration statement that could be used for first mortgage bonds (including medium-term notes), unsecured debt and preferred stock.  At March 31, 2003, none had been issued.

IPC's aggregate principal amount of first mortgage bonds outstanding at any one time is limited to $900 million.  IPC may amend the indenture and increase this amount without consent of the holders of first mortgage bonds.  IPC is currently planning to increase this amount to $1.1 billion, subject to approval by its Board of Directors.

In March 2002, $50 million First Mortgage Bonds 8.75% Series due 2027 were redeemed early using short-term borrowings.

IPC redeemed its auction rate preferred stock in August 2002 for $50 million using short-term borrowings.

On May 1, 2003, IPC's $80 million First Mortgage Bonds 6.40% Series due 2003 matured and $80 million First Mortgage Bonds 7.50% Series due 2023 were redeemed early at a redemption price of 103.366 percent.  These bonds were redeemed using $136 million of short-term borrowings as well as short-term investments.  IPC plans to issue first mortgage bonds of up to $250 million in the second quarter of 2003, which is expected to be used to re-pay this short-term debt.

On March 12, 2003, IFS issued $25 million Tax Credit Notes Series 2003-1, 5% due 2010.  Proceeds were used to pay inter-company notes to IDACORP.  This debt is non-recourse to both IFS and IDACORP and is pre-payable after June 1, 2004.

LEGAL AND ENVIRONMENTAL ISSUES:

Legal and Other Proceedings
California Energy Proceedings at the FERC:
California Refund
The FERC issued its Order On Proposed Findings On Refund Liability on March 26, 2003.  In large part, the FERC affirmed the recommendations of its Administrative Law Judge (ALJ).  However, the FERC changed a component of the formula the ALJ was to apply when the FERC adopted findings of its staff that published California spot market prices for gas did not reliably reflect the prices a gas market that had not been manipulated would have produced, despite the fact that many gas buyers paid those amounts.  The findings of the ALJ, as adjusted by the FERC's March 26, 2003 order, are expected to substantially increase the offsets to amounts still owed by the California Independent System Operator (Cal ISO) and the CalPX to the companies, perhaps by enough to require the payment of refunds.  Calculations remain uncertain because the FERC has required the Cal ISO to correct a number of defects in its calculations and because the FERC has stated that if refunds will prevent a seller from recovering its California portfolio costs during the refund period, it will provide an opportunity for a cost showing by such a respondent.  As a result IE is unsure of the impact this ruling will have on the refunds due from California.

IE, along with a number of other parties, filed a petition with the FERC on April 25, 2003 seeking review of the March 26, 2003 order.

Market Manipulation
In a November 20, 2002 order, the FERC permitted discovery and the submission of evidence respecting market manipulation by various sellers during the western power crises of 2000 and 2001.

On March 3, 2003, the California Parties (the investor owned utilities, the California Attorney General, the California Electricity Oversight Board and the California Public Utilities Commission) filed voluminous documentation asserting that a number of wholesale power suppliers, including IE and IPC had engaged in one of a variety of forms of conduct that the California Parties contended were impermissible.  Although the contentions of the California Parties were contained in more than 11 compact discs of data and testimony, approximately 12,000 pages of data, IE and IPC were mentioned in limited contexts-the overwhelming majority of the claims of the California Parties related to claims respecting the conduct of other parties.

As a consequence, the California Parties urged the FERC to apply the precepts of its earlier decision-to replace actual prices charged in every hour starting May 1, 2000 through the beginning of the existing refund period (October 2, 2000) with a Mitigated Market Clearing Price, seeking approximately $8 billion in refunds to the Cal ISO and the CalPX.  On March 20, 2003, numerous parties, including the companies, submitted briefs and responsive testimony.  The companies intend to vigorously defend their position in this proceeding and believe these matters will not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

In its March 26, 2003 order, discussed above, the FERC declined to generically apply its refund determinations across the board to sales by all market participants, although it stated that it reserved the right to provide remedies for the market against parties shown to have engaged in proscribed conduct.

The FERC is now considering a March 26, 2003 Staff Report, that, in part, adopts the positions advanced by the California Parties, and relies in substantial degree on market monitoring protocol tariff provisions of the Cal ISO and CalPX, as the basis for the contention that a tariff provision had been violated.  The FERC is now considering recommendations of its staff to initiate show cause proceedings against companies named in its report.  A number of wholesale power suppliers were named in the Staff Report, including IE and IPC.  IE and IPC intend to vigorously defend if they are named in a show cause proceeding, but they are unable to predict the outcome of this proceeding.  On April 2, 2003, in Docket No. PA02-2-005, the FERC solicited briefs from all parties respecting the question of the extent to which those Cal ISO and CalPX protocols established binding tariff norms for conduct of market participants.  The companies filed briefs on April 11, 2003 explaining that those tariff provisions established a requirement for the Cal ISO and the CalPX to report on and monitor market activities, but did not establish standards of conduct for market participants.  See Note 5 to the Consolidated Financial Statements.

Overton Power District No. 5:  IE filed a lawsuit on November 30, 2001 in Idaho State District Court in and for the County of Ada against Overton, a Nevada electric improvement district, based on Overton's breach of its power contracts with IE.  The July contract provided for Overton to purchase 40 MW of electrical energy per hour from IE at $88.50 per MWh, from July 1, 2001 through June 30, 2011.  In the contract, Overton agreed to raise its rates to its customers to the extent necessary to make its payment obligations to IE under the contract.

IE asked the Idaho District Court for damages pursuant to the contract, for a declaration that Overton is not entitled to renegotiate or terminate the contract, and for injunctive relief requiring Overton to raise rates as stipulated in the contract.  Overton filed an Answer and Counterclaim claiming, among other things, that IE breached the agreement by failing to perform in accordance with its contractual obligation and asking for damages in the amount to be proved at trial.  Overton also asserted that the contract is unenforceable or subject to rescission.

At December 31, 2002, IE had a $74 million long-term receivable related to the Overton claim.  On April 10, 2003, IE and Overton reached an agreement to settle the case.  On April 30, 2003, IE and Overton entered into a Settlement Agreement which provided that Overton will pay IE $52.5 million as follows:  (a) $5.5 million on May 1, 2003, which has been received by IE; and (b) $47 million over ten years, in equal installments to be paid quarterly beginning October 1, 2003, with interest on unpaid amounts accruing at the rate of six percent per year.  The Settlement Agreement terminates the July contract.  Prepayment is permitted without penalty.  The settlement of this dispute decreased IE's long-term receivable and resulted in a loss on legal disputes of $21.5 million.

As security for Overton's performance of its obligations under the Settlement Agreement, Overton executed a Stipulated Judgment in the amount of $74 million, to be held in escrow pending Overton's performance of its payment obligations under the Settlement Agreement.  If Overton fails to perform its financial obligations under the Settlement Agreement, the Stipulated Judgment will be entered in an Idaho court and IE may seek appointment of a receiver to administer Overton's financial affairs and pay the Stipulated Judgment.  If Overton fully performs its financial obligations under Settlement Agreement, the escrow agent shall release the Stipulated Judgment to Overton.  See Note 5 to the Consolidated Financial Statements.

Other Legal Proceedings:  IDACORP, IPC and/or IE are involved in various lawsuits and legal proceedings, discussed above and in detail in Note 5 to the Consolidated Financial Statements.  The companies believe they have defenses to all lawsuits and legal proceedings where they have been named as defendants.  Resolution of any of these matters will take time, and the companies cannot predict the outcome of any of these proceedings.  The companies believe that their reserves are adequate for these matters.  The companies have settled legal disputes with Truckee and Overton and have reached a proposed settlement with Enron.  IPC also reached a settlement agreement with Idaho Rivers United requiring IPC to pay approximately $101,800.

FERC Investigations Regarding Trading Practices and the California Parties Conduct of Discovery Respecting the Same:  In a series of requests for information ending on May 8, 2002 the FERC issued a data request to all sellers of Wholesale Electricity and/or Ancillary Services to the Cal ISO and/or the CalPX during the years 2000-2001.  The request required IPC and IE to respond in the form of an affidavit to inquiries respecting various trading practices that the FERC identified in its fact-finding investigation of Potential Manipulation of Electric and Natural Gas Prices in Docket No. PA02-2-000.  IPC and IE filed the various responses sought by the FERC.  The May 2002 response indicated that although they did export energy from the CalPX outside of California during the period 2000-2001, they did not engage in any impermissible trading practice described in the Enron memoranda and identified by the FERC.  The energy purchased within and exported out of California was resold to supply preexisting load obligations, to supply preexisting term transactions or to supply a contemporaneous sales transaction.  The companies denied engaging in the other ten practices identified by the FERC.  IPC and IE filed additional responses with the FERC on May 31 and June 5, 2002.  In the May 31 response, the companies denied engaging in the practice referred to as "wash," "round trip" or "sell/buyback" trading involving the sale of an electricity product to another company together with a simultaneous purchase of the same product at the same price.  In the June 5 response, where the data request was directed to all sellers of natural gas in the Western Systems Coordinating Council and/or Texas during the years 2000-2001, the companies denied engaging in the practice referred to as "wash," "round trip" or "sell/buyback" trading involving the sale of natural gas together with a simultaneous purchase of the same product at the same price.

U.S. Commodity Futures Trading Commission Investigations Regarding Trading Practices:  On October 2, 2002, the U.S. Commodity Futures Trading Commission (CFTC) issued a subpoena to IPC requesting, among other things, all records related to all natural gas and electricity trades by IPC involving "round trip trades", also known as "wash trades" or "sell/buyback trades" including, but not limited to those made outside the Western Systems Coordinating Council region.  The subpoena applies to both IE and IPC.  As discussed above, on May 22, 2002, both IE and IPC responded to a similar request from the FERC stating that they did not engage in "round trip" or "wash" trades.  By letter from the CFTC dated October 7, 2002, the Division of Enforcement agreed to hold in abeyance until a later date all items requested in the subpoena with the exception of one paragraph which related to three trades on a certain date with a specific party.  The companies provided the requested information.

On January 14, 2003, IPC received a request from the CFTC, pursuant to the October 2002 subpoena, for documents related to "round trip" or "wash trades" and information supplied to energy industry publications.  The request applies to both IPC and IE.  The companies stated in their response to the CFTC that they did not engage in any "round trip" or "wash trade" transactions and that they believe the only information provided to energy industry publications was actual transaction data.  The companies have provided the requested information.

Environmental Issues
Threatened and Endangered Snails:  In December 1992, the U.S. Fish and Wildlife Service (USFWS) listed five species of snails that inhabit the middle Snake River as threatened or endangered species under the Endangered Species Act (ESA).  In 1995, in preparation for the FERC relicensing of certain of IPC's hydropower projects, IPC obtained a permit from the USFWS to study the listed snails.  Since that date, IPC has been collecting field data and conducting studies in an effort to determine the status of the listed snails and how they may be affected by a variety of factors, including hydropower production, water quality and irrigation practices.

Based upon the studies initiated by IPC in 1995, in July and October of 2002, IPC, in cooperation with the State of Idaho, filed petitions with the USFWS to remove the Bliss Rapids snail and Idaho springsnail from the federal list of threatened and endangered wildlife.  Because of the pending relicensing proceedings at the FERC and the ESA consultation between the FERC and USFWS on the potential effect of project operations on ESA listed snails, IPC submitted the petitions, and the studies upon which they were based, to the FERC for inclusion in the Mid-Snake and CJ Strike relicensing proceedings.

On December 13, 2002, because of inconsistencies discovered between the field data collected by IPC since 1995, the macro invertebrate database into which the field data were entered and the use of that database in the preparation of the studies used to support the pending petitions, IPC notified the USFWS and the FERC that it was withdrawing the petitions.  IPC then retained an independent scientist to review the snail studies.  This review was completed in April 2003 and IPC submitted the report to the FERC on April 30, 2003.

The report identified various discrepancies in the annual snail survey reports (1995-2001) that were used to support the petitions to delist the Bliss Rapids snail and Idaho springsnail.  Generally, these discrepancies included: errors in summarization of field data and the entry of the data into the macroinvertebrate database; errors in compiling data for analysis; calculation or extrapolation errors, and the lack of a standard measure for expressing snail relative abundance data.  While the report concluded that annual snail surveys were unreliable because of these discrepancies, it also concluded that the primary or underlying data that were used to prepare the annual survey reports appeared to be complete and, as a consequence, could be used to correct any errors in the annual reports.

Due to the importance of these snail data to issues pending in the relicensing of IPC's hydroelectric projects and the pending ESA consultation between the FERC and the USFWS, IPC retained the independent scientist that conducted the review to analyze the primary data used to prepare the 1995-2001 snail survey reports and to prepare new and corrected annual reports.  In its submission to the FERC, IPC has also requested that the pending ESA consultations and other decisions relative to the relicensing of the Mid-Snake and CJ Strike projects be held in abeyance pending preparation of the corrected annual snail survey reports.  IPC is uncertain at this time what the corrected reports will show, what their implications, if any, might be for filings IPC has previously made at the FERC, and what action, if any, the FERC may take regarding IPC's request.

REGULATORY ISSUES:

Oregon Public Utility Commission
On April 29, 2003, the staff of the OPUC issued a report on trading activities during the western energy crisis in 2000-2001 by regulated utilities serving customers in Oregon including Portland General Electric, PacifiCorp and IPC.  With respect to IPC, the report reviews positions IPC has taken at the FERC on trading strategies, the FERC proceeding on market manipulation and issues voluntarily disclosed by IE and IPC in September 2002 regarding affiliate transactions.  The report acknowledges that IE and IPC have denied participating in the trading strategies.  The staff report recommends that staff reports back in 90 days regarding whether the OPUC should open a formal investigation of IPC.

Deferred Power Supply Costs
IPC's deferred power supply costs consist of the following at:

	March 31,	December 31,
	2003	2002

Oregon deferral	$14,047	$14,172

Idaho PCA current year power supply cost deferrals:
Deferral during the 2002-2003 rate year	9,029	8,910
Astaris load reduction agreement	29,686	27,160

Idaho PCA true-up awaiting recovery:
Irrigation and small general service deferral for recovery in
the 2003-2004 rate year	12,222	12,049
Industrial customer deferral for recovery in the 2003-2004 rate year	3,799	3,744
Remaining true-up authorized May 2002	20,927	74,253

Total deferral	$89,710	$140,288

Idaho:  IPC has a PCA mechanism that provides for annual adjustments to the rates charged to its Idaho retail customers.  These adjustments, which take effect in May, are based on forecasts of net power supply expenses and the true-up of the prior year's forecast.  During the year, 90 percent of the difference between the actual and forecasted costs is deferred with interest.  The ending balance of this deferral, called a true-up, is then included in the calculation of the next year's PCA adjustment.

On April 15, 2003, IPC filed its 2003-2004 PCA with the IPUC.  The filing proposes decreases in annual PCA revenues of $114 million.  However, the 2003-2004 PCA will be $81 million over 1993 base rates.  Of this amount, $39 million is the 2002-2003 true-up, $26 million is the 2003-2004 projection and $16 million is the prior year's deferred amounts for specific customer classes as ordered by the IPUC as part of the 2002-2003 PCA.  The IPUC is expected to make a determination on this filing by May 16, 2003.

Oregon:  IPC is also recovering calendar year 2001 extraordinary power supply costs applicable to the Oregon jurisdiction.  In two separate 2001 orders, the OPUC approved rate increases totaling six percent, which is the maximum annual rate of recovery allowed under Oregon state law.  These increases are recovering approximately $2 million annually.  The Oregon deferred balance is $14 million as of March 31, 2003.

Integrated Resource Plan
Every two years, IPC is required to file with the IPUC and OPUC an Integrated Resource Plan (IRP), a comprehensive look at IPC's present and future demands for electricity and plans for meeting that demand.  The 2002 IRP identified the need for additional resources to address potential electricity shortfalls within IPC's utility service territory by mid-2005.

On February 11, 2003, the IPUC issued Order No. 29189, which accepted and acknowledged IPC's 2002 IRP as modified and directed IPC to implement certain changes in its 2004 IRP related to both the public process and the evaluation of demand-side options.  The accepted IRP indicated the purchase of 100 MW from the wholesale market for IPC's retail customers during June, July, November and December.  On February 24, 2003, IPC issued a formal RFP seeking bids for the construction of up to 200 MW of additional generation to support the growing seasonal demand for electricity in IPC's service area.  Bids were submitted to IPC on April 28, 2003.  A proposal for an IPC self-build option was submitted at the same time.  IPC is presently in the evaluation phase of the process.

Automatic Meter Reading
On February 21, 2003, the IPUC issued Order No. 29196 which directed IPC to submit a plan no later than March 20, 2003 to replace its existing meters with advanced meters that are capable of both automated meter reading (AMR) and time-of-use pricing.  On April 15, 2003, the IPUC issued Order No. 29226, which modified and clarified Order No. 29196.  The requirement to commence installation in 2003 was removed; however, IPC is expected to implement AMR as soon as practicable, subject to updated analysis, which is due to the IPUC no later than May 9, 2003.  Should IPC be directed to implement an AMR system, a four-year implementation commencing in 2004 is estimated to cost $86 million.  IPC would include these costs in future rate filings.

Relicensing of Hydroelectric Projects
IPC, like other utilities that operate nonfederal hydroelectric projects, obtains licenses for its hydroelectric projects from the FERC.  These licenses generally last for 30 to 50 years depending on the size and complexity of the project.  Currently, the licenses for five hydro projects have expired.  These projects continue to operate under annual licenses until the FERC issues a new permanent license.  Three more hydro project licenses will expire by 2010.

IPC is actively pursuing the relicensing of these projects, a process that may continue for the next ten to 15 years.  This process is discussed more fully in IDACORP'S and IPC's Annual Report on Form 10-K for the year ended December 31, 2002.  The current status of IPC's relicensing efforts is summarized in the table below.

Projects	Current status
Bliss, Upper Salmon Falls, Lower Salmon	Current licenses renewed on annual basis. Final Environmental Impact
Falls, Shoshone Falls and CJ Strike	Statement has been issued. FERC licenses anticipated in 2003

Upper Malad and Lower Malad	License expires in 2004. New license application filed in July 2002

Brownlee-Oxbow-Hells Canyon	License expires in 2005. Draft license application issued in September
2002. Final license application to be filed July 2003

The four Mid-Snake River projects, Bliss, Upper Salmon Falls, Lower Salmon Falls and Shoshone Falls, and the CJ Strike projects, may affect five species of snails listed under the ESA.  See previous discussion in "LEGAL AND ENVIRONMENTAL ISSUES - Environmental Issues - Threatened and Endangered Snails."

At March 31, 2003, $53 million of pre-relicensing costs were included in Construction Work in Progress (CWIP) and $6 million of pre-relicensing costs were included in Electric Plant in Service.  The pre-relicensing costs are recorded and held in CWIP until a new permanent license or annual license is issued by the FERC, at which time the charges are transferred to Electric Plant in Service.  Pre-relicensing costs as well as costs related to the new licenses, as referenced above, will be submitted to regulators for recovery through the rate-making process.

American Rivers Petition:  On May 1, 2003, American Rivers and Idaho Rivers United petitioned the United States Court of Appeals for the District of Columbia Circuit requesting that the court issue a Writ of Mandamus compelling the FERC to respond to a petition American Rivers filed with the FERC in 1997 requesting that the FERC initiate formal consultation pursuant to Section 7(a)(2) of the ESA with the National Marine Fisheries Service on the effects of the ongoing operations of IPC's HCC on four species of Snake River salmon and steelhead trout that are listed as threatened or endangered under the ESA.  American Rivers contends that consultation is necessary because the operations of the HCC have a current, adverse impact on the listed anadromous fish.

IPC contested the 1997 petition before the FERC on several basis; first, that there is no evidence to support the American Rivers contention that the operations of the HCC have an adverse impact on ESA listed species; and second, that neither the ESA nor the FPA grant the FERC the type of discretionary federal control that constitutes the consultation-triggering federal action required under Section 7(a)(2) of the ESA.  Since 1997, the FERC has taken no action on the pending petition, but has been engaged in informal discussions with IPC and the National Marine Fisheries Service on issues associated with the effect of HCC operations on fishery resources below the HCC.  Some of these discussions have occurred in the context of the Snake River Basin Adjudication mediation, which is subject to a court imposed confidentiality order.  IPC expects to work with the FERC in responding to this petition and may intervene in the preceding.  IPC is unable to predict the outcome of this matter.

Regional Transmission Organizations
In December 1999, the FERC, in its landmark Order No. 2000, said that all companies with transmission assets must file to form Regional Transmission Organizations (RTOs) or explain why they cannot.  Order No. 2000 is a follow up to Order Nos. 888 and 889 issued in 1996, which required transmission owners to provide non-discriminatory transmission service to third parties.  By encouraging the formation of RTOs, the FERC seeks to further facilitate the formation of efficient, competitive wholesale electricity markets.

In October 2000 and March 2002, in response to FERC Order No. 2000, IPC and other regional transmission owners filed Stage One and Stage Two plans to form RTO West, an entity that will operate the transmission grid in seven western states.  RTO West will have its own independent governing board.  The participating transmission owners will retain ownership of the lines, but will not have a role in operating the grid.

These FERC filings represent a portion of the filing necessary to form RTO West.  However, substantial additional filings will be necessary to include the tariff and integration agreements associated with the new entity.  State approvals also need to be obtained.  In September 2002, the FERC issued an order granting in part RTO West's Stage Two request for a declaratory order, approving with modification the majority of the proposed plan for development of a RTO by ten utilities in the northwest and Canada and the Bonneville Power Association.  IPC is one of the filing utilities.  With further development of detail and some modification, the FERC stated that the proposal "will satisfy not only the Order No. 2000 requirements, but can also provide a basic framework for standard market design for the west."  Further development of the RTO West proposal by the filing utilities continues.

In July 2002, the FERC issued a Notice of Proposed Rulemaking (NOPR) on Standard Market Design (SMD) for regulated utilities.  If implemented as proposed, the NOPR will substantially change how wholesale markets operate throughout the United States.  The proposed rulemaking expands the FERC's intent to unbundle transmission operations from integrated utilities and ensure robust competition in wholesale markets.  The proposed rule contemplates that all wholesale and retail customers will be on a single network transmission service tariff.  The proposed rule also contemplates the implementation of a bid-based system for buying and selling energy in wholesale markets to manage congestion.  The market would be administered by RTOs, or Independent Transmission Providers.  RTOs would also be responsible for putting together regional plans that identify opportunities to construct new transmission, generation or demand-side programs to reduce transmission constraints and meet regional energy requirements.  Finally, the proposed rule envisions the development of regional market monitors responsible for ensuring that individual participants do not exercise unlawful market power.  Comments to the proposed rules were filed with the FERC in February 2003.

On April 28, 2003, the FERC issued a White Paper, which sets forth the FERC's new wholesale power market platform and identifies revisions to its July 2002 proposed SMD.  IPC is reviewing the White Paper to determine what impact there may be on its operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP and IPC are exposed to various market risks, including changes in interest rates, changes in certain commodity prices, credit risk and equity price risk.  Interest rate risk and equity price risk have not changed materially from those reported in the Annual Report on Form 10-K for the year ended December 31, 2002.

Commodity Price Risk
Utility:  IPC's commodity price risk has not changed materially from that reported in the Annual Report on Form 10-K for the year ended December 31, 2002.

Energy Trading:  IE buys and sells financial and physical natural gas and electricity commodity contracts as part of its business, exposing IE to electricity and natural gas commodity price risk as well as interest rate risk.  IE has a risk management policy defining the limits within which it contains its commodity price risk.  IE trades commodity futures, forwards, options and swaps as a method of managing the commodity price risk and optimizing the profitability of its electricity and natural gas trading.  IE also transacts in interest rate futures and swaps to manage the interest rate risk embedded in its commodity portfolio.

When buying and selling energy, the volatility of energy prices can have a significant negative impact on profitability if not appropriately managed.  Also, counterparty creditworthiness is key to ensuring that transactions entered into can withstand potentially dramatic market fluctuations.  To manage the risks inherent in the energy commodity industry, IE's Risk Management Committee (RMC), comprised of IDACORP and IE officers, oversees IE's risk management program as defined in the risk management policy.  The objective of IE's risk management program is to manage the risk associated with the purchase and sale of natural gas and electricity - within levels established by the RMC.  IE's policy also allows the use of these commodity derivative instruments for trading purposes in support of its operations.

The value-at-risk (VAR) measure is a tool used by IE's RMC to understand on a daily basis the potential impact on earnings arising from changes in market prices.

The March 31, 2003 VAR for energy marketing operations is approximately $240,000 at a 95 percent confidence level and $339,000 at a 99 percent confidence level, both for a holding period of one business day.  The average VAR for the three months ended March 31, 2003, at a 95 percent confidence level and one-day holding period, was approximately $427,000 compared to $1.4 million during the three months ended March 31, 2002.  The VAR was calculated using an analytic VAR methodology.  This methodology computes VAR based upon positions and forward market prices as of March 31, 2003, and historical forward price volatility and correlation.  The VAR is understood to be a forecast and is not guaranteed to occur.  The 95 percent confidence level and one-day holding period imply that there is a five percent chance that the daily loss will exceed approximately $240,000.  The 99 percent confidence level implies a one percent chance that daily loss will exceed $339,000.  The VAR calculation is principally affected by market prices and volatility of prices.  The RMC actively manages the risk to keep IE's trading activities within trading limits.

Credit Risk
Utility:  IPC's credit risk has not changed materially from that reported in the Annual Report on Form 10-K for the year ended December 31, 2002.

Energy Trading:  IE is exposed to counterparty credit risk as part of its energy trading business.  This risk is defined as exposure to decreases in expected earnings or cash flow when a counterparty to an energy commodity contract cannot or will not pay or deliver.  To manage counterparty credit risk within acceptable levels, the RMC has established credit risk limits for each counterparty.  Credit risk exposure is measured and reported daily to members of the RMC.  In order to provide further protection from a counterparty's deteriorating creditworthiness, IE utilizes industry standard agreements containing various protective creditworthiness provisions.  Other tools used to manage credit risk are the holding of collateral in the form of cash or letters of credit and the use of margining agreements with counterparties when credit risk exceeds certain pre-determined thresholds.  Because of the volatile nature of energy market prices, margining agreements can require the posting of large amounts of cash between counterparties to hold as collateral against the value of the energy contracts.  This practice mitigates credit risk but increases the need for cash or other liquid securities to ensure the ability to meet all margin requirements when the markets are most volatile.

At March 31, 2003, 70 percent of the credit exposure related to IE's unrealized positions was with investment grade counterparties, five percent was with non-investment grade counterparties and the remaining 25 percent was with non-rated counterparties.  The majority of the non-rated entities are municipalities, public utility districts and electric cooperatives.  More than 50 percent of IE's total credit exposure is to one investment grade counterparty under a contract with less than two years remaining.  The following table presents the maturity of credit risk exposure for energy marketing at March 31, 2003:

	Less than	2-5	More than
	2 Years	Years	5 Years	Total
Investment Grade	$80,815	$1,352	$2,892	$85,059
Non-Investment Grade	20,939	7,586	1,400	29,925
No External Ratings	1,142	4,445	-	5,587
Total	$102,896	$13,383	$4,292	$120,571

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures:

The Chief Executive Officer and Chief Financial Officer of IDACORP, Inc., based on their evaluation of IDACORP, Inc.'s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this report, have concluded that IDACORP, Inc.'s disclosure controls and procedures are effective.

The Chief Executive Officer and Chief Financial Officer of Idaho Power Company, based on their evaluation of Idaho Power Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this report, have concluded that Idaho Power Company's disclosure controls and procedures are effective.

(b)  Changes in internal controls:

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in IDACORP, Inc.'s or Idaho Power Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to in paragraph (a) above.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Note 5 to the Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits.

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

*3(a)(iii)	1-3198 Form 10-Q for 6/30/00	3(a)(iii)	Articles of Amendment to Restated Articles of Incorporation of IPC as filed with the Secretary of State of Idaho on June 15, 2000.

3(b)			By-laws of IPC amended on March 20, 2003, and presently in effect.

*3(c)	33-56071	3(d)	Articles of Share Exchange, as filed with the Secretary of State of Idaho on September 29, 1998.

*3(d)	333-64737	3.1	Articles of Incorporation of IDACORP, Inc.

*3(d)(i)	333-64737	3.2	Articles of Amendment to Articles of Incorporation of IDACORP, Inc. as filed with the Secretary of State of Idaho on March 9, 1998.

*3(d)(ii)	333-00139	3(b)	Articles of Amendment to Articles of Incorporation of IDACORP, Inc. creating A Series Preferred Stock, without par value, as filed with the Secretary of State of Idaho on September 17, 1998.

*3(e)	333-104254	4(e)	Amended Bylaws of IDACORP, Inc. amended on March 20, 2003, and presently in effect.

*4(a)(i)	2-3413	B-2	Mortgage and Deed of Trust, dated as of October 1, 1937, between IPC and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company) and R. G. Page, as Trustees.

*4(a)(ii)			IPC Supplemental Indentures to Mortgage and Deed of Trust:

			Number	Dated
	1-MD	B-2-a	First	July 1, 1939
	2-5395	7-a-3	Second	November 15, 1943
	2-7237	7-a-4	Third	February 1, 1947
	2-7502	7-a-5	Fourth	May 1, 1948
	2-8398	7-a-6	Fifth	November 1, 1949
	2-8973	7-a-7	Sixth	October 1, 1951
	2-12941	2-C-8	Seventh	January 1, 1957
	2-13688	4-J	Eighth	July 15, 1957
	2-13689	4-K	Ninth	November 15, 1957
	2-14245	4-L	Tenth	April 1, 1958
	2-14366	2-L	Eleventh	October 15, 1958
	2-14935	4-N	Twelfth	May 15, 1959
	2-18976	4-O	Thirteenth	November 15, 1960
	2-18977	4-Q	Fourteenth	November 1, 1961
	2-22988	4-B-16	Fifteenth	September 15, 1964
	2-24578	4-B-17	Sixteenth	April 1, 1966
	2-25479	4-B-18	Seventeenth	October 1, 1966
	2-45260	2(c)	Eighteenth	September 1, 1972
	2-49854	2(c)	Nineteenth	January 15, 1974
	2-51722	2(c)(i)	Twentieth	August 1, 1974
	2-51722	2(c)(ii)	Twenty-first	October 15, 1974
	2-57374	2(c)	Twenty-second	November 15, 1976
	2-62035	2(c)	Twenty-third	August 15, 1978
	33-34222	4(d)(iii)	Twenty-fourth	September 1, 1979
	33-34222	4(d)(iv)	Twenty-fifth	November 1, 1981
	33-34222	4(d)(v)	Twenty-sixth	May 1, 1982
	33-34222	4(d)(vi)	Twenty-seventh	May 1, 1986
	33-00440	4(c)(iv)	Twenty-eighth	June 30, 1989
	33-34222	4(d)(vii)	Twenty-ninth	January 1, 1990
	33-65720	4(d)(iii)	Thirtieth	January 1, 1991
	33-65720	4(d)(iv)	Thirty-first	August 15, 1991
	33-65720	4(d)(v)	Thirty-second	March 15, 1992
	33-65720	4(d)(vi)	Thirty-third	April 1, 1993
	1-3198 Form 8-K Dated 12/17/93	4	Thirty-fourth	December 1, 1993
	1-3198 Form 8-K Dated 11/21/00	4	Thirty-fifth	November 1, 2000
	1-3198 Form 8-K Dated 9/27/01	4	Thirty-sixth	October 1, 2001

	1-3198 Form 8-K Dated 4/15/03	4	Thirty-seventh	April 1, 2003

*4(b)	1-3198 Form 10-Q for 6/30/00	4(b)	Instruments relating to IPC American Falls bond guarantee (see Exhibit 10(c)).

*4(c)	33-65720	4(f)	Agreement of IPC to furnish certain debt instruments.

*4(d)	33-00440	2(a)(iii)	Agreement and Plan of Merger dated March 10, 1989, between Idaho Power Company, a Maine Corporation, and Idaho Power Migrating Corporation.

*4(e)	1-14465 Form 8-K dated September 15, 1998	4	Rights Agreement, dated as of September 10, 1998, between IDACORP, Inc. and Wells Fargo Bank Minnesota, N.A., as successor to The Bank of New York, as Rights Agent.

*4(f)	1-14465 Form 8-K dated February 28, 2001	4.1	Indenture for Senior Debt Securities dated as of February 1, 2001, between IDACORP, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee.

*4(g)	1-14465 Form 8-K dated February 28, 2001	4.2

First Supplemental Indenture dated as of February 1, 2001 to Indenture for Senior Debt Securities dated as of February 1, 2001 between IDACORP, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee.

*4(h)	333-67748	4.13	Indenture for Debt Securities dated as of August 1, 2001 between Idaho Power Company and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee.

*10(a)	2-49584	5(b)	Agreements, dated September 22, 1969, between IPC and Pacific Power & Light Company relating to the operation, construction and ownership of the Jim Bridger Project.

*10(a)(i)	2-51762	5(c)	Amendment, dated February 1, 1974, relating to operation agreement filed as Exhibit 10(a).

*10(b)	2-49584	5(c)	Agreement, dated as of October 11, 1973, between IPC and Pacific Power & Light Company.

*10(c)	1-3198 Form 10-Q for 6/30/00	10(c)

Guaranty  Agreement, dated April 11, 2000, between IPC and Bank One Trust Company, N.A., as Trustee, relating to $19,885,000 American Falls Replacement Dam Refinancing Bonds of the American Falls Reservoir District, Idaho.

*10(d)	2-62034	5(r)	Guaranty Agreement, dated as of August 30, 1974, between IPC and Pacific Power & Light Company.

*10(e)	2-56513	5(i)	Letter Agreement, dated January 23, 1976, between IPC and Portland General Electric Company.

*10(e)(i)	2-62034	5(s)	Agreement for Construction, Ownership and Operation of the Number One Boardman Station on Carty Reservoir, dated as of October 15, 1976, between Portland General Electric Company and IPC.

*10(e)(ii)	2-62034	5(t)	Amendment, dated September 30, 1977, relating to agreement filed as Exhibit 10(e).

*10(e)(iii)	2-62034	5(u)	Amendment, dated October 31, 1977, relating to agreement filed as Exhibit 10(e).

*10(e)(iv)	2-62034	5(v)	Amendment, dated January 23, 1978, relating to agreement filed as Exhibit 10(e).

*10(e)(v)	2-62034	5(w)	Amendment, dated February 15, 1978, relating to agreement filed as Exhibit 10(e).

*10(e)(vi)	2-68574	5(x)	Amendment, dated September 1, 1979, relating to agreement filed as Exhibit 10(e).

*10(f)	2-68574	5(z)	Participation Agreement, dated September 1, 1979, relating to the sale and leaseback of coal handling facilities at the Number One Boardman Station on Carty Reservoir.

*10(g)	2-64910	5(y)	Agreements for the Operation, Construction and Ownership of the North Valmy Power Plant Project, dated December 12, 1978, between Sierra Pacific Power Company and IPC.

*10(h)(i) 1	1-3198 Form 10-K for 1996	10(n)(iv)	The Revised Security Plan for Senior Management Employees - a non-qualified, deferred compensation plan effective August 1, 1996.

*10(h)(ii) 1	1-14465 1-3198 Form 10-K for 2001	10(n)(ii)	The Executive Annual Incentive Plan for senior management employees of IPC effective January 1, 2001.

*10(h)(iii) 1	1-3198 Form 10-K for 1994	10(n)(iii)	The 1994 Restricted Stock Plan for officers and key executives of IDACORP, Inc. and IPC effective July 1, 1994.

*10(h)(iv) 1	1-14465 1-3198 Form 10-K for 1998	10(h)(iv)	The Revised Security Plan for Board of Directors - a non-qualified, deferred compensation plan effective August 1, 1996, revised March 8, 1999, as amended.

*10(h)(v) 1	1-14465 1-3198 Form 10-K for 2002	10(h)(v)	IDACORP, Inc. Non-Employee Directors Stock Compensation Plan as of May 17, 1999, as amended.

*10(h)(vi)	1-3198 Form 10-K for 1997	10(y)	Executive Employment Agreement dated November 20, 1996 between IPC and Richard Riazzi.

*10(h)(vii)	1-3198 Form 10-Q for 6/30/99	10(g)	Executive Employment Agreement dated April 12, 1999 between IPC and Marlene Williams.

*10(h)(viii)	1-14465 Form 10-Q for 9/30/99	10(h)	Agreement between IDACORP, Inc. and Jan B. Packwood, J. LaMont Keen, James C. Miller, Richard Riazzi, Darrel T. Anderson, Bryan Kearney, Cliff N. Olson, Robert W. Stahman and Marlene K. Williams.

*10(h)(ix) 1	1-14465 1-3198 Form 10-Q for 3/31/02	10(i) 10(h)(ix)	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, as amended.

*10(h)(x) 1	1-14465 1-3198 Form 10-K for 2002	10(h)(x)	IDACORP Energy, L.P. 2002 Incentive Plan.

1 Compensatory plan

*10(h)(xi) 1	1-14465 1-3198 Form 10-K for 2002	10(h)(xi)	IDACORP, Inc. 2002 Executive Incentive Plan.

*10(i)	33-65720	10(h)	Framework Agreement, dated October 1, 1984, between the State of Idaho and IPC relating to IPC's Swan Falls and Snake River water rights.

*10(i)(i)	33-65720	10(h)(i)	Agreement, dated October 25, 1984, between the State of Idaho and IPC relating to the agreement filed as Exhibit 10(i).

*10(i)(ii)	33-65720	10(h)(ii)	Contract to Implement, dated October 25, 1984, between the State of Idaho and IPC relating to the agreement filed as Exhibit 10(i).

*10(j)	33-65720	10(m)

Agreement Regarding the Ownership, Construction, Operation and Maintenance of the Milner Hydroelectric Project (FERC No. 2899), dated January 22, 1990, between IPC and the Twin Falls Canal Company and the Northside Canal Company Limited.

*10(j)(i)	33-65720	10(m)(i)	Guaranty Agreement, dated February 10, 1992, between IPC and New York Life Insurance Company, as Note Purchaser, relating to $11,700,000 Guaranteed Notes due 2017 of Milner Dam Inc.

12			Statement Re: Computation of Ratio of Earnings to Fixed Charges. (IDACORP, Inc.)

12(a)			Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges. (IDACORP, Inc.)

12(b)			Statement Re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements. (IDACORP, Inc.)

12(c)			Statement Re: Computation of Supplemental Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements. (IDACORP, Inc.)

12(d)			Statement Re: Computation of Ratio of Earnings to Fixed Charges. (IPC)

12 (e)			Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges. (IPC)

12(f)			Statement Re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements. (IPC)

12(g)			Statement Re: Computation of Supplemental Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements. (IPC)

15			Letter Re: Unaudited Interim Financial Information

*21	1-14465 1-3198 Form 10-K for 2002	21	Subsidiaries of IDACORP, Inc. and IPC.

1 Compensatory plan
99(a)			Additional Exhibit - Certification of Chief Executive Officer and Chief Financial Officer of IDACORP, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(b)			Additional Exhibit - Certification of Chief Executive Officer and Chief Financial Officer of Idaho Power Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on SEC Form 8-K.  The following Reports on Form 8-K were filed for the three months ended March 31, 2003:

Items Reported
Date of Report

Filed by

Item 5 - Other Events and Regulation FD Disclosure	January 3, 2003	IDACORP, Inc. and Idaho Power Company
Item 5 - Other Events and Regulation FD Disclosure	January 14, 2003	IDACORP, Inc. and Idaho Power Company
Item 5 - Other Events and Regulation FD Disclosure	February 26, 2003	IDACORP, Inc. and Idaho Power Company
Item 5 - Other Events and Regulation FD Disclosure	March 19, 2003	IDACORP, Inc. and Idaho Power Company
Item 5 - Other Events and Regulation FD Disclosure	March 26, 2003	IDACORP, Inc. and Idaho Power Company

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDACORP, Inc.
(Registrant)

Date	May 7, 2003	By:	/s/	Jan B. Packwood
Jan B. Packwood
President and Chief Executive Officer
and Director

Date	May 7, 2003	By:	/s/	Darrel T. Anderson
Darrel T. Anderson
Vice President, Chief Financial Officer
and Treasurer
(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDAHO POWER COMPANY
(Registrant)

Date	May 7, 2003	By:	/s/	J. LaMont Keen
J. LaMont Keen
President and Chief Operating Officer

Date	May 7, 2003	By:	/s/	Darrel T. Anderson
Darrel T. Anderson
Vice President, Chief Financial Officer
and Treasurer
(Principal Accounting Officer)

CERTIFICATIONS

I, Jan B. Packwood, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of IDACORP, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date	May 7, 2003	By:	/s/	Jan B. Packwood
Jan B. Packwood
President and Chief Executive Officer

I, Darrel T. Anderson, Vice President, Chief Financial Officer and Treasurer, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of IDACORP, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date	May 7, 2003	By:	/s/	Darrel T. Anderson
Darrel T. Anderson
Vice President, Chief Financial
Officer and Treasurer

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

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.       The registrant's other certifying officers and I have indicated in this quarterly report whether or not  there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 7, 2003	By:	/s/Jan B. Packwood
Jan B. Packwood
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

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.       The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 7, 2003	By:	/s/Darrel T. Anderson
Darrel T. Anderson
Vice President, Chief Financial
Officer and Treasurer