Form 10-Q
period 2003-06-30
IDAHO POWER CO; IDACORP INC
filed 2003-08-07
CIK 49648, 1057877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549
FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Number of shares of Common Stock outstanding as of June 30, 2003:

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

COMMONLY USED TERMS

AFDC	-	Allowance for Funds Used During Construction
ALJ	-	Administrative Law Judge
APB	-	Accounting Principles Board
Cal ISO	-	California Independent System Operator
CalPX	-	California Power Exchange
EPA	-	Environmental Protection Agency
EPS	-	Earnings per share
FASB	-	Financial Accounting Standards Board
FERC	-	Federal Energy Regulatory Commission
FPA	-	Federal Power Act
GAAP	-	Accounting Principles Generally Accepted in the United States of America
HCC	-	Hells Canyon Complex
Ida-West	-	Ida-West Energy, a subsidiary of IDACORP, Inc.
IE	-	IDACORP Energy, a subsidiary of IDACORP, Inc.
IFS	-	IDACORP Financial Services, Inc., a subsidiary of IDACORP, Inc.
IPC	-	Idaho Power Company, a subsidiary of IDACORP, Inc.
IPUC	-	Idaho Public Utilities Commission
IRP	-	Integrated Resource Plan
kW	-	kilowatt
kWh	-	kilowatt-hour
LTICP	-	Long-Term Incentive and Compensation Plan
MD&A	-	Management's Discussion and Analysis
MMbtu	-	Million British Thermal Units
MW	-	Megawatt
MWh	-	Megawatt-hour
OPUC	-	Oregon Public Utility Commission
PCA	-	Power Cost Adjustment
PG&E	-	Pacific Gas and Electric Company
PM&E	-	Protection, Mitigation and Enhancement
PPA	-	Power Purchase Agreement
PPLM	-	PPL Montana, LLC
REA	-	Rural Electrification Administration
RMC	-	Risk Management Committee
RTOs	-	Regional Transmission Organizations
SCE	-	Southern California Edison
SFAS	-	Statement of Financial Accounting Standards
SPPCo	-	Sierra Pacific Power Company

INDEX

Page

Part I. Financial Information:
Item 1. Financial Statements (unaudited)
IDACORP, Inc.:
Consolidated Statements of Operations	1-2
Consolidated Balance Sheets	3-4
Consolidated Statements of Cash Flows	5
Consolidated Statements of Comprehensive Income (Loss)	6
Notes to Consolidated Financial Statements	7-24
Independent Accountants' Report	25
Idaho Power Company:
Consolidated Statements of Income	26-27
Consolidated Balance Sheets	28-29
Consolidated Statements of Capitalization	30
Consolidated Statements of Cash Flows	31
Consolidated Statements of Comprehensive Income	32
Notes to Consolidated Financial Statements	33-34
Independent Accountants' Report	35

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	36-58

Item 3. Quantitative and Qualitative Disclosures about Market Risk	58-60

Item 4. Controls and Procedures	60

Part II. Other Information:

Item 1. Legal Proceedings	61

Item 2. Changes in Securities and Use of Proceeds	61

Item 4. Submission of Matters to a Vote of Security Holders	61-62

Item 5. Other Information	62

Item 6. Exhibits and Reports on Form 8-K	63-68

Signatures	69-70

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

	Three Months Ended June 30,
	2003	2002
	(thousands of dollars except for per
	share amounts)
OPERATING REVENUES:
Electric utility:
General business	$166,613	$187,564
Off-system sales	19,839	10,976
Other revenues	11,176	11,041
Total electric utility revenues	197,628	209,581
Energy marketing	(1,053)	(3,049)
Other	3,701	3,300
Total operating revenues	200,276	209,832

OPERATING EXPENSES:
Electric utility:
Purchased power	32,019	31,184
Fuel expense	23,908	21,708
Power cost adjustment	25,383	42,165
Other operations and maintenance	59,537	53,351
Depreciation	24,279	23,184
Taxes other than income taxes	5,251	5,160
Total electric utility expenses	170,377	176,752
Energy marketing:
Cost of revenues	(15)	13,005
Selling, general and administrative	6,481	4,551
Other	9,433	7,781
Total operating expenses	186,276	202,089

OPERATING INCOME (LOSS):
Electric utility	27,251	32,829
Energy marketing	(7,519)	(20,605)
Other	(5,732)	(4,481)
Total operating income	14,000	7,743

OTHER INCOME	1,402	2,464

INTEREST EXPENSE AND OTHER:
Interest on long-term debt	14,449	12,237
Other interest	966	2,924
Preferred dividends of Idaho Power Company	866	1,298
Total interest expense and other	16,281	16,459

INCOME (LOSS) BEFORE INCOME TAXES	(879)	(6,252)

INCOME TAX EXPENSE (BENEFIT)	-	(9,329)

NET INCOME (LOSS)	$(879)	$3,077

AVERAGE COMMON SHARES
OUTSTANDING (000's)	38,196	37,665

EARNINGS (LOSS) PER SHARE OF COMMON
STOCK (basic and diluted)	$(0.02)	$0.08

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Operations
(unaudited)

	Six Months Ended June 30,
	2003	2002
	(thousands of dollars except for per
	share amounts)
OPERATING REVENUES:
Electric utility:
General business	$341,675	$373,684
Off-system sales	38,447	31,135
Other revenues	20,928	19,862
Total electric utility revenues	401,050	424,681
Energy marketing	2,540	17,931
Other	8,614	6,813
Total operating revenues	412,204	449,425

OPERATING EXPENSES:
Electric utility:
Purchased power	45,625	61,374
Fuel expense	49,446	49,636
Power cost adjustment	77,230	76,225
Other operations and maintenance	110,122	102,611
Depreciation	48,413	46,355
Taxes other than income taxes	10,408	10,346
Total electric utility expenses	341,244	346,547
Energy marketing:
Cost of revenues	3,705	24,467
Selling, general and administrative	13,184	10,583
Net (gain) loss on legal disputes	10,938	(2,775)
Other	17,699	15,603
Total operating expenses	386,770	394,425

OPERATING INCOME (LOSS):
Electric utility	59,806	78,134
Energy marketing	(25,287)	(14,344)
Other	(9,085)	(8,790)
Total operating income	25,434	55,000

OTHER INCOME	4,002	7,558

INTEREST EXPENSE AND OTHER:
Interest on long-term debt	29,642	25,554
Other interest	2,012	6,572
Preferred dividends of Idaho Power Company	1,734	2,660
Total interest expense and other	33,388	34,786

INCOME (LOSS) BEFORE INCOME TAXES	(3,952)	27,772

INCOME TAX EXPENSE	-	-

NET INCOME (LOSS)	$(3,952)	$27,772

AVERAGE COMMON SHARES
OUTSTANDING (000's)	38,169	37,613

EARNINGS (LOSS) PER SHARE OF COMMON
STOCK (basic and diluted)	$(0.10)	$0.74

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2003	2002
ASSETS	(thousands of dollars)

CURRENT ASSETS:
Cash and cash equivalents	$20,125	$42,736
Receivables:
Customer	113,272	176,846
Allowance for uncollectible accounts	(43,048)	(43,311)
Employee notes	7,849	7,646
Other	18,969	15,025
Energy marketing assets	68,006	85,138
Accrued unbilled revenues	35,404	35,714
Materials and supplies (at average cost)	22,126	22,812
Fuel stock (at average cost)	9,619	6,943
Prepayments	31,582	34,872
Regulatory assets	15,413	17,147
Total current assets	299,317	401,568

INVESTMENTS	208,437	206,348

PROPERTY, PLANT AND EQUIPMENT:
Utility plant in service	3,134,019	3,086,965
Accumulated provision for depreciation	(1,339,762)	(1,294,961)
Utility plant in service - net	1,794,257	1,792,004
Construction work in progress	101,945	96,209
Utility plant held for future use	2,730	2,335
Other property, net of accumulated depreciation	11,763	15,950
Property, plant and equipment - net	1,910,695	1,906,498

OTHER ASSETS:
American Falls and Milner water rights	31,585	31,585
Company-owned life insurance	35,460	35,299
Energy marketing assets - long-term	42,953	64,733
Regulatory assets	409,452	482,159
Long-term receivable	44,363	73,941
Other	54,276	50,507
Total other assets	618,089	738,224

TOTAL	$3,036,538	$3,252,638

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2003	2002
LIABILITIES AND SHAREHOLDERS' EQUITY	(thousands of dollars)

CURRENT LIABILITIES:
Current maturities of long-term debt	$62,788	$89,592
Notes payable	119,050	176,200
Accounts payable	51,539	130,930
Energy marketing liabilities	30,726	59,917
Taxes accrued	88,365	49,709
Interest accrued	14,077	13,639
Deferred income taxes	25,926	21,384
Other	30,882	35,119
Total current liabilities	423,353	576,490

OTHER LIABILITIES:
Deferred income taxes	536,119	595,639
Energy marketing liabilities - long-term	52,193	51,761
Regulatory liabilities	114,663	114,247
Other	93,402	87,605
Total other liabilities	796,377	849,252

LONG-TERM DEBT	923,721	898,676

COMMITMENTS AND CONTINGENT LIABILITIES

PREFERRED STOCK OF IDAHO POWER COMPANY	52,562	53,393

SHAREHOLDERS' EQUITY:
Common stock, no par value (shares authorized 120,000,000;
38,341,362 and 38,152,436 shares issued, respectively)	474,271	470,361
Retained earnings	375,875	415,315
Accumulated other comprehensive income (loss)	(5,083)	(7,109)
Treasury stock (145,075 and 134,667 shares at cost, respectively)	(4,538)	(3,740)
Total shareholders' equity	840,525	874,827

TOTAL	$3,036,538	$3,252,638

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2003	2002
	(thousands of dollars)
OPERATING ACTIVITIES:
Net income (loss)	$(3,952)	$27,772
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net non-cash loss on legal disputes	10,938	-
Allowance for uncollectible accounts	(263)	-
Unrealized (gains) losses from energy marketing activities	11,691	58,165
Depreciation and amortization	65,744	57,222
Deferred taxes and investment tax credits	(54,465)	(45,137)
Accrued PCA costs	75,314	71,892
Change in:
Receivables and prepayments	68,929	23,667
Accrued unbilled revenues	309	(4,315)
Materials and supplies and fuel stock	(1,990)	517
Accounts payable and other accrued liabilities	(76,246)	(121,952)
Taxes receivable/accrued	38,928	67,760
Other current assets and liabilities	(2,053)	(10,007)
Other - net	4,596	(1,680)
Net cash provided by operating activities	137,480	123,904

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(57,599)	(56,259)
Investments in low-income housing projects	-	(43,657)
Other - net	(6,704)	(3,113)
Net cash used in investing activities	(64,303)	(103,029)

FINANCING ACTIVITIES:
Proceeds from issuance of first mortgage bonds	140,000	-
Proceeds from issuance of other long-term debt	25,475	-
Retirement of first mortgage bonds	(160,000)	(50,000)
Retirement of other long-term debt	(7,329)	(7,521)
Retirement of preferred stock of Idaho Power Company	(831)	(121)
Dividends on common stock	(35,487)	(34,980)
Change in short-term borrowings	(57,150)	47,650
Common stock issued	4,123	7,715
Acquisition of treasury shares	(798)	(826)
Other - net	(3,791)	(2,374)
Net cash used in financing activities	(95,788)	(40,457)

Net decrease in cash and cash equivalents	(22,611)	(19,582)

Cash and cash equivalents beginning of period	42,736	66,688

Cash and cash equivalents end of period	$20,125	$47,106

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Income taxes	$16,216	$(26,724)
Interest (net of amount capitalized)	$29,949	$32,096

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended
	June 30,
	2003	2002
	(thousands of dollars)

NET INCOME (LOSS)	$(879)	$3,077

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period,
net of tax of $1,788 and ($633)	3,001	(974)
Less: reclassification adjustment for (gains) losses included
in net income, net of tax of $19 and $15	30	23
Net unrealized gains (losses)	3,031	(951)

TOTAL COMPREHENSIVE INCOME	$2,152	$2,126

	Six Months Ended
	June 30,
	2003	2002
	(thousands of dollars)

NET INCOME (LOSS)	$(3,952)	$27,772

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period,
net of tax of $996 and ($756)	1,667	(1,223)
Less: reclassification adjustment for (gains) losses included
in net income, net of tax of $230 and ($15)	359	(24)
Net unrealized gains (losses)	2,026	(1,247)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,926)	$26,525

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business
IDACORP, Inc. (IDACORP) is a holding company whose principal operating subsidiary is Idaho Power Company (IPC).  IPC is regulated by the Federal Energy Regulatory Commission (FERC) and the state regulatory commissions of Idaho and Oregon and is engaged in the generation, transmission, distribution, sale and purchase of electric energy.  IPC is the parent of Idaho Energy Resources Co., a joint venturer in Bridger Coal Company, which supplies coal to the Jim Bridger generating plant owned in part by IPC.

Another subsidiary, IDACORP Energy (IE), a marketer of electricity and natural gas, is in the process of winding down its operations.

IDACORP's other significant operating subsidiaries are:

  Ida-West Energy - developer and manager of independent power projects;
  IdaTech - developer of integrated fuel cell systems;
  IDACORP Financial Services, Inc. (IFS) - low-income housing and other real estate investments;
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

Financial Statements
In the opinion of IDACORP and IPC, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly their consolidated financial position as of June 30, 2003, and consolidated results of operations for the three and six months ended June 30, 2003 and 2002 and consolidated cash flows for the six months ended June 30, 2003 and 2002.  These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters that would be included in full year financial statements and therefore they should be read in conjunction with the audited consolidated financial statements included in IDACORP's and IPC's Annual Report on Form 10-K for the year ended December 31, 2002.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Earnings Per Share
The computation of diluted earnings (loss) per share (EPS) differs from basic EPS only due to including immaterial amounts of potentially dilutive shares related to stock-based compensation awards.

Options on 1,280,000 shares of common stock were not included in computing the June 30, 2003 diluted EPS because their effects were antidilutive.  Options on 849,000 shares of common stock were not included in computing the June 30, 2002 diluted EPS because the options' exercise prices were greater than the average market price of the common stock during the period.  These options expire from 2010 to 2013 and were still outstanding at June 30, 2003.

Stock-Based Compensation
At June 30, 2003, two stock-based employee compensation plans existed.  These plans are accounted for under the recognition and measurement principles of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations.  Grants of restricted stock are reflected in net income based on the market value at the award date, or the year-end price for shares not yet vested.  No stock-based employee compensation cost is reflected in net income for stock options, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  IDACORP and IPC have adopted the disclosure only provision of Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation."  The following table illustrates the effect on net income (loss) and EPS if the fair value recognition provisions of SFAS 123 had been applied to stock-based employee compensation (in thousands of dollars except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net income (loss), as reported	$(879)	$3,077	$(3,952)	$27,772
Add: Stock-based employee compensation expense included
in reported net income (loss), net of related tax effects	80	(122)	61	(7)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	396	579	560	1,186
Pro forma net income (loss)	$(1,195)	$2,376	$(4,451)	$26,579
Earnings (loss) per share:
Basic and diluted - as reported	$(0.02)	$0.08	$(0.10)	$0.74
Basic and diluted - pro forma	(0.03)	0.06	(0.12)	0.71

Adopted Accounting Pronouncements
On January 1, 2003, IDACORP and IPC adopted SFAS 143, "Accounting for Asset Retirement Obligations."  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  An obligation may result from the acquisition, construction, development and the normal operation of a long-lived asset.  SFAS 143 requires an entity to record the fair value of a liability for an asset retirement obligation (ARO) in the period in which it is incurred.  When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset to reflect the future retirement cost.  Over time, the liability is accreted to its present value and paid, and the capitalized cost is depreciated over the useful life of the related asset.  If at the end of the asset's life the recorded liability differs from the actual obligations paid, a gain or loss would be recognized.  As a rate-regulated entity, IPC recorded regulatory assets and liabilities instead of accretion, depreciation and gains or losses, and expects to apply for accounting orders from the Idaho Public Utilities Commission (IPUC) and the Oregon Public Utility Commission (OPUC) supporting such treatment.

IPC and IDACORP performed detailed assessments of the applicability and implications of SFAS 143, and AROs related to two of IPC's jointly owned coal-fired generation facilities and IPC's transmission and distribution facilities, have been identified.  IPC recorded an ARO of $7 million, an asset of $2 million, accumulated depreciation of $1 million and a regulatory asset of $6 million.  These amounts do not include an amount for the transmission and distribution facilities because, based on the indeterminate life of these assets, an ARO calculation cannot be made.  The regulated operations of IPC also collect removal costs in rates for certain assets that do not have associated legal AROs.  The adoption of SFAS 143 required IPC to redesignate these removal costs as regulatory liabilities.  As of June 30, 2003, IPC estimated that it had approximately $139 million of such regulatory liabilities recorded in Accumulated Provision for Depreciation.

Also, an ARO exists for the reclamation of the Bridger Coal mine property, which is leased by Bridger Coal Company, an equity-method investee of IPC.  Because Bridger Coal has a March 31, 2003 fiscal year end, it adopted SFAS 143 on April 1, 2003.  Upon adoption of SFAS 143, IPC did not record a net change in its investment in Bridger Coal, as Bridger Coal also expects to apply regulatory accounting, recording regulatory assets and liabilities instead of accretion, depreciation and gains or losses.

If the conditions of SFAS 143 had been applied to the consolidated balance sheets at December 31, 2002 and 2001, IDACORP's and IPC's liability for AROs would have been $7 million and $6 million, respectively.

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS 150 did not have a material effect on IDACORP's or IPC's financial statements.

New Accounting Pronouncement
In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities."

SFAS 149 amends SFAS 133 for decisions made:

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

In January 2003, the FASB issued Interpretation (FIN) 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51."  This interpretation provides guidance related to identifying variable interest entities (VIEs, previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated.  Certain disclosures are required if it is reasonably possible that a company will consolidate or disclose information about a VIE when it initially applies FIN 46.  This interpretation must be applied immediately to VIEs created or obtained after January 31, 2003.  During the first six months of 2003, IDACORP did not participate in the creation of, or obtain a new variable interest in, any VIE.  For those VIEs created or obtained on or before January 31, 2003, IDACORP must apply the provisions of FIN 46 in the third quarter of 2003.

IDACORP is in the final stages of completing the adoption of FIN 46 and the majority of its investments are not expected to meet the criteria for consolidation included in FIN 46.  Having considered the facts described herein, IDACORP does not expect the adoption of this standard to have a material impact on its financial statements.

Reclassifications
Certain items previously reported for periods prior to June 30, 2003 have been reclassified to conform to the current year's presentation.  Net income and shareholders' equity were not affected by these reclassifications.

2.  INCOME TAXES:

IDACORP uses an estimated annual effective tax rate for computing its provision for income taxes on an interim basis.  IDACORP's effective tax rate for the six months ended June 30, 2003 and 2002 was zero percent.  The zero percent rate for the six months ended June 30, 2002 reflected the expectation that tax expense by year-end 2002 would be zero.  For 2003, IDACORP has projected annual pre-tax income but has also projected an annual income tax benefit (a negative effective tax rate).  The income tax benefit results primarily from the realization of low-income housing tax credits.

Due to the fact that IDACORP has reported a pre-tax loss in the first two quarters of 2003, it has not applied the negative estimated annual effective tax rate to these pre-tax loss periods.  IDACORP will recognize the income tax benefit during the periods when the pre-tax income is earned, which is projected to be in the last six months of 2003.

3.  CAPITAL STOCK:

Common Stock
During the six months ended June 30, 2003, IDACORP issued 122,990 shares of common stock for its Dividend Reinvestment Plan and 65,932 shares for its Employee Savings Plan.  In addition, IDACORP purchased 35,200 treasury shares and issued 26,094 treasury shares for its restricted stock plan.

Preferred Stock of Idaho Power Company
During the six months ended June 30, 2003, IPC reacquired and retired 8,305 shares of 4% preferred stock.

4.  FINANCING:

The following table summarizes long-term debt at (in thousands of dollars):

	June 30,	December 31,
	2003	2002
First mortgage bonds:
6.40% Series due 2003	$-	$80,000
8 % Series due 2004	50,000	50,000
5.83% Series due 2005	60,000	60,000
7.38% Series due 2007	80,000	80,000
7.20% Series due 2009	80,000	80,000
6.60% Series due 2011	120,000	120,000
4.75% Series due 2012	100,000	100,000
4.25% Series due 2013	70,000	-
7.50% Series due 2023	-	80,000
6 % Series due 2032	100,000	100,000
5.50% Series due 2033	70,000	-
Total first mortgage bonds	730,000	750,000
Pollution control revenue bonds:
8.30% Series 1984 due 2014	49,800	49,800
6.05% Series 1996A due 2026	68,100	68,100
Variable Rate Series 1996B due 2026	24,200	24,200
Variable Rate Series 1996C due 2026	24,000	24,000
Variable Rate Series 2000 due 2027	4,360	4,360
Total pollution control revenue bonds	170,460	170,460

REA notes	1,145	1,185

American Falls bond guarantee	19,885	19,885

Milner Dam note guarantee	11,700	11,700

Unamortized premium/discount - net	(2,310)	(2,405)

Debt related to investments in low-income housing	32,877	37,428

Tax credit notes	22,745	-

Other subsidiary debt	7	15
Total	986,509	988,268
Current maturities of long-term debt	(62,788)	(89,592)

Total long-term debt	$923,721	$898,676

IDACORP currently has two shelf registration statements totaling $800 million that can be used for the issuance of unsecured debt (including medium-term notes) and preferred or common stock.  At June 30, 2003, none had been issued.

On March 14, 2003, IPC filed a $300 million shelf registration statement that could be used for first mortgage bonds (including medium-term notes), unsecured debt and preferred stock.  On May 8, 2003, IPC issued $140 million of secured medium-term notes, which were divided into two series.  The first was $70 million First Mortgage Bonds 4.25% Series due 2013 and the second was $70 million First Mortgage Bonds 5.50% Series due 2033.  Proceeds were used to pay down IPC short-term borrowings incurred from the maturity and payment of $80 million First Mortgage Bonds 6.40% Series due 2003 and the early redemption of $80 million First Mortgage Bonds 7.50% Series due 2023, on May 1, 2003.  At June 30, 2003, $160 million remain available to be issued on this shelf registration statement.

IDACORP has a $175 million credit facility that expires on March 19, 2004, and a $140 million credit facility that expires on March 25, 2005.  Under these facilities IDACORP pays a facility fee on the commitment, quarterly in arrears, based on its corporate credit rating.  Commercial paper may be issued up to the amounts supported by the bank credit facilities.  At June 30, 2003, IDACORP's short-term borrowings totaled $110 million.

At June 30, 2003, IPC had regulatory authority to incur up to $250 million of short-term indebtedness.  IPC has a $200 million credit facility that expires on March 19, 2004.  Under this facility IPC pays a facility fee on the commitment, quarterly in arrears, based on IPC's corporate credit rating.  IPC's commercial paper may be issued up to the amounts supported by the bank credit facilities.  At June 30, 2003, IPC's short-term borrowings totaled $9 million.

The following tax credit notes have been issued by IFS during 2003 (in thousands of dollars):

		Principal	Interest
Issue Date	Series	Amount	Rate	Maturity
March 12, 2003	2003-1	$25,475	5.00%	2003 - 2010
July 15, 2003	2003-2	15,000	3.98%	2003 - 2009

Additionally, $25 million of debt was secured by IFS from a corporate lender on July 25, 2003 at an interest rate of 3.65 percent, maturing from 2003-2008.

Proceeds from the issuance of these debt instruments were primarily used to pay intercompany notes to IDACORP.  IDACORP used these proceeds to pay short-term borrowings.  The debt for series 2003-1 is non-recourse to both IFS and IDACORP.  The debt for the remaining two issuances is recourse only to IFS.

5.  COMMITMENTS AND CONTINGENT LIABILITIES:

From time to time IDACORP and IPC are a party to various other legal claims, actions and complaints not discussed below.  IDACORP and IPC believe that they have defenses to all lawsuits and legal proceedings in which they are defendants and will vigorously defend against them, although they are unable to predict with certainty whether or not they will ultimately be successful.  However, based on the companies' evaluations, they believe that the resolution of these matters will not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

Legal Proceedings
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

Public Utility District No. 1 of Grays Harbor County, Washington:  On October 15, 2002, Public Utility District No. 1 of Grays Harbor County, Washington (Grays Harbor) filed a lawsuit in the Superior Court of the State of Washington, for the County of Grays Harbor, against IDACORP, IPC and IE.  On March 9, 2001, Grays Harbor entered into a 20 megawatt (MW) purchase transaction with IPC for the purchase of electric power from October 1, 2001 through March 31, 2002, at a rate of $249 per megawatthour (MWh).  In June 2001, with the consent of Grays Harbor, IPC assigned all of its rights and obligations under the contract to IE.  In its lawsuit, Grays Harbor alleged that the assignment was void and unenforceable, and sought restitution from IE and IDACORP, or in the alternative, Grays Harbor alleged that the contract should be rescinded or reformed.  Grays Harbor sought as damages an amount equal to the difference between $249 per MWh and the "fair value" of electric power delivered by IE during the period October 1, 2001 through March 31, 2002.

IDACORP, IPC and IE had this action removed from the state court to the United States District Court for the Western District of Washington at Tacoma.  On November 12, 2002, the companies filed a motion to dismiss Grays Harbor's complaint, asserting that the Federal District Court lacked jurisdiction as the matter is preempted under the Federal Power Act (FPA) by the FERC.  The court ruled in favor of the companies' motion to dismiss and dismissed the case with prejudice on January 28, 2003.  On February 25, 2003, Grays Harbor filed a Notice of Appeal, appealing the final judgment of dismissal to the United States Court of Appeals for the Ninth Circuit, and briefing is in progress.  The companies intend to vigorously defend their position on appeal and believe this matter will not have a material adverse effect on their consolidated financial position, results of operations or cash flows.

State of California Attorney General:  The California Attorney General (AG) filed the complaint in this case in the California Superior Court in San Francisco on May 30, 2002.  This is one of thirteen virtually identical cases brought by the AG against various sellers of power in the California market, seeking civil penalties pursuant to California's unfair competition law - California Business and Professions Code Section 17200.  Section 17200 defines unfair competition as any "unlawful, unfair or fraudulent business act or practice . . .."  The AG alleges that IPC engaged in unlawful conduct by violating the FPA in two respects: (1) by failing to file its rates with the FERC as required by the FPA; and (2) charging unjust and unreasonable rates in violation of the FPA.  The AG alleged that there were "thousands of . . . sales or purchases" for which IPC failed to file its rates, and that IPC charged unjust and unreasonable rates on "thousands of occasions."  Pursuant to Business and Professions Code Section 17206, the AG seeks civil penalties of up to $2,500 for each alleged violation.  On June 25, 2002, IPC removed the action to federal court, and on July 25, 2002, the AG filed a motion to remand back to state court.  On March 25, 2003, the Court denied the AG's motion to remand and granted IPC's motion to dismiss the case based upon grounds of federal preemption and the filed rate doctrine.  On March 28, 2003, the AG filed a Notice of Appeal, appealing from the Court's final judgment dismissing the action to the United States Court of Appeals for the Ninth Circuit.  Appellate briefs are due to be filed on August 13, 2003 with IPC's brief due on September 12, 2003.  IPC intends to vigorously defend its position on appeal and believes this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Wholesale Electricity Antitrust Cases I & II:  These cross-actions against IE and IPC emerge from multiple California state court proceedings first initiated in late 2000 against various power generators/marketers by various California municipalities and citizens, including California Lieutenant Governor Cruz Bustamante and California legislator Barbara Matthews in their personal capacities.  Suit was filed against entities including Reliant Energy Services, Inc., Reliant Ormond Beach, L.L.C., Reliant Energy Etiwanda, L.L.C., Reliant Energy Ellwood, L.L.C., Reliant Energy Mandalay, L.L.C. and Reliant Energy Coolwater, L.L.C. (collectively, Reliant); and Duke Energy Trading and Marketing, L.L.C., Duke Energy Morro Bay, L.L.C., Duke Energy Moss Landing, L.L.C., Duke Energy South Bay, L.L.C. and Duke Energy Oakland, L.L.C. (collectively, Duke).  While varying in some particulars, these cases made a common claim that Reliant, Duke and certain others (not including IE or IPC) colluded to influence the price of electricity in the California wholesale electricity market.  Plaintiffs asserted various claims that the defendants violated California Antitrust Law (the Cartwright Act), Business & Professions Code Section 16720, et seq., and California's Unfair Competition Law, Business & Professions Code Section 17200, et seq.  Among the acts complained of are bid rigging, information exchanges, withholding of power and various other wrongful acts.  These actions were subsequently consolidated, resulting in the filing of Plaintiffs' Master Complaint (PMC) in San Diego Superior Court on March 8, 2002.

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

The federal court entered the consent decree on April 26, 2003.  IPC submitted the first installment of $28,933 to TNC on May 28, 2003.  Subsequent installments are due on or before January 15, 2004 and 2005.

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

This case had been further complicated by an August 13, 2002 FERC staff (Staff) Report which included the recommendation to replace the published California indices for gas prices that the FERC previously established as just and reasonable for calculating a Mitigated Market Clearing Price (MMCP) to calculate refunds with other published indices for producing basin prices plus a transportation allowance.  Staff's recommendation is grounded on speculation that some sellers had an incentive to report exaggerated prices to publishers of the indices, resulting in overstated published index prices.  Staff based its speculation in large part on a statistical correlation analysis of Henry Hub and California prices.  IE, in conjunction with others, submitted comments on the Staff recommendation - asserting that Staff's conclusions were incorrect because the Staff's correlation study ignored evidence of normal market forces and scarcity that created the pricing variations that Staff observed, rather than improper manipulation of reported prices.

The ALJ issued a Certification of Proposed Findings on California Refund Liability on December 12, 2002.  The FERC has indicated the intention to largely conclude work on the California refund matters, including the ALJ's decision, the gas pricing component of its MMCP methodology and claims of market manipulation.

The FERC issued its Order on Proposed Findings on Refund Liability on March 26, 2003.  In large part, the FERC affirmed the recommendations of its ALJ.  However, the FERC changed a component of the formula the ALJ was to apply when it adopted findings of its staff that published California spot market prices for gas did not reliably reflect the prices a gas market that had not been manipulated would have produced, despite the fact that many gas buyers paid those amounts.  The findings of the ALJ, as adjusted by the FERC's March 26, 2003 order, are expected to substantially increase the offsets to amounts still owed by the Cal ISO and the CalPX to the companies.  Calculations remain uncertain because the FERC has required the Cal ISO to correct a number of defects in its calculations and because the FERC has stated that if refunds will prevent a seller from recovering its California portfolio costs during the refund period, it will provide an opportunity for a cost showing by such a respondent.  As a result, IE is unsure of the impact this ruling will have on the refunds due from California.

IE, along with a number of other parties, filed a petition with the FERC on April 25, 2003 seeking review of the March 26, 2003 order.

In June 2001, IPC transferred its non-utility wholesale electricity marketing operations to IE.  Effective with this transfer, the outstanding receivables and payables with the CalPX and Cal ISO were assigned from IPC to IE.  At June 30, 2003, with respect to the CalPX chargeback and the California Refund proceedings, discussed above, the CalPX and Cal ISO owed $14 million and $30 million, respectively, for energy sales made to them by IPC in November and December 2000.  IE has accrued a reserve of $42 million against these receivables.

This reserve was calculated taking into account the uncertainty of collection, given the California energy situation.  Based on the reserve recorded as of June 30, 2003, IDACORP believes that the future collectibility of these receivables or any potential refunds ordered by the FERC would not have a significant impact on its consolidated financial position, results of operations or cash flows.

Market Manipulation
In a November 20, 2002 order the FERC permitted discovery and the submission of evidence respecting market manipulation by various sellers during the western power crises of 2000 and 2001.

On March 3, 2003, the California Parties (the investor owned utilities, the California Attorney General, the California Electricity Oversight Board and the California Public Utilities Commission) filed voluminous documentation asserting that a number of wholesale power suppliers, including IE and IPC had engaged in one of a variety of forms of conduct that the California Parties contended were impermissible.  Although the contentions of the California Parties were contained in more than 11 compact discs of data and testimony, approximately 12,000 pages, IE and IPC were mentioned in limited contexts-the overwhelming majority of the claims of the California Parties related to claims respecting the conduct of other parties.

As a consequence, the California Parties urged the FERC to apply the precepts of its earlier decision, to replace actual prices charged in every hour starting May 1, 2000 through the beginning of the existing refund period (October 2, 2000) with a MMCP, seeking approximately $8 billion in refunds to the Cal ISO and the CalPX.  On March 20, 2003, numerous parties, including the companies, submitted briefs and responsive testimony.

In its March 26, 2003 order, discussed above, the FERC declined to generically apply its refund determinations across the board to sales by all market participants, although it stated that it reserved the right to provide remedies for the market against parties shown to have engaged in proscribed conduct.

On June 25, 2003, the FERC ordered over 50 entities that participated in the western wholesale power markets between January 1, 2000 and June 20, 2001, including IPC, to show cause why certain trading practices did not constitute gaming or anomalous market behavior in violation of the Cal ISO and CalPX tariffs.  The Cal ISO was ordered to provide data on each entity's trading practices within 21 days of the order, and each entity must respond explaining their trading practices within 45 days of receipt of the Cal ISO data.  With respect to IPC, the amounts in controversy do not appear to be material and the FERC has encouraged parties to settle these matters with the FERC Trial Staff.  The FERC also issued an order instituting an internal investigation of Anomalous Bidding Behavior and Practices in the Western Wholesale Power Markets.  In this investigation, the FERC will review evidence of alleged economic withholding of generation.  The FERC has determined that all bids into the CalPX and Cal ISO markets for more than $250 per MWh for the time period May 1, 2000 through October 1, 2000 will be considered prima facie evidence of economic withholding.  The FERC has issued data requests in this investigation to over 60 market participants including IPC.  If alleged violations in the show cause orders are proven or it is determined that IPC engaged in improper bidding, the FERC has indicated that sanctions may include disgorgement of alleged profits and other non-monetary actions, including possible revocation of market based rate authority and/or additional required provisions in codes of conduct.  IPC has received some information regarding these matters from the Cal ISO and is in the process of preparing responses to the FERC.  Based on the information received to date from the Cal ISO, IDACORP and IPC believe that any potential penalties imposed by the FERC would not have a significant impact on their consolidated financial position, results of operations or cash flows.

Pacific Northwest Refund:  On July 25, 2001, the FERC issued an order establishing another proceeding to explore whether there may have been unjust and unreasonable charges for spot market sales in the Pacific Northwest during the period December 25, 2000 through June 20, 2001.  The FERC ALJ submitted recommendations and findings to the FERC on September 24, 2001.  The ALJ found that prices should be governed by the Mobile-Sierra standard of the public interest rather than the just and reasonable standard, that the Pacific Northwest spot markets were competitive and that no refunds should be allowed. Procedurally, the ALJ's decision is a recommendation to the commissioners of the FERC. Multiple parties have submitted comments to the FERC respecting the ALJ's recommendations.  The ALJ's recommended findings had been pending before the FERC, when at the request of the City of Tacoma and the Port of Seattle on December 19, 2002, the FERC reopened the proceedings to allow the submission of additional evidence related to alleged manipulation of the power market by Enron and others.  IE opposed that request.  As was the case in the California refund proceeding, at the conclusion of the discovery period, parties alleging market manipulation were to submit their claims to the FERC and responses were due on March 20, 2003.  Grays Harbor, whose civil litigation claims were dismissed, as noted above, has intervened in this FERC proceedings asserting on March 3, 2003 that its six month forward contract, for which performance has been completed, should be treated as a spot market contract for purposes of the FERC's consideration of refunds and requesting refunds from IPC of $5 million.  Grays Harbor did not suggest that there was any misconduct by the company.  The company submitted responsive testimony defending vigorously against Grays Harbor's refund claims.

In addition, the Port of Seattle, the City of Tacoma and Seattle City Light made filings with the FERC on March 3, 2003 claiming that because some market participants drove prices up throughout the west through acts of manipulation, prices for contracts throughout the Pacific Northwest market should be re-set starting in May 2000 using the same factors the FERC would use for California markets.  Although the majority of the claims of these parties are generic, they named a number of power market suppliers, including IPC and IE, as having used parking services provided by other parties under FERC-approved tariffs and thus as being candidates for claims of having received incorrectly congestion revenues from the Cal ISO.  On June 25, 2003, after having considered oral argument held earlier in the month, the FERC issued its Order Granting Rehearing, Denying Request to Withdraw Complaint and Terminating Proceeding, in which it terminated the proceeding and required that no refunds be paid.  The order remains subject to rehearing by the FERC and review by appellate courts.  The companies are unable to predict the outcome of this matter.

Nevada Power Company:  In February and April of 2001, IE entered into several transactions under the Western Systems Power Pool (WSPP) Agreement whereby IE agreed to deliver to Nevada Power Company (NPC) 25 MW during the third quarter of 2002.  NPC agreed to pay IE $250 per MWh for heavy load deliveries and $155 per MWh for light load deliveries.  Based upon the uncertain financial condition of NPC, IE asked for further assurances of NPC's ability to pay for the power if IE made the deliveries.  NPC failed to provide appropriate credit assurances; therefore, in accordance with the WSPP Agreement procedures, IE terminated the transactions effective July 8, 2002.

Pursuant to the WSPP Agreement, IE notified NPC of the liquidated damages amount and NPC responded with a letter, which described their view of rights under the WSPP Agreement and suggested a negotiated resolution.  IE and NPC unsuccessfully attempted to mediate a resolution to this dispute.

IE filed a complaint on April 25, 2003, against NPC in Idaho State District Court in and for the County of Ada.  This complaint was served on NPC on May 14, 2003.  IE asked the Idaho State District Court for damages in excess of $9 million pursuant to the contracts.  On June 17, 2003, NPC filed a Motion to Dismiss IE's complaint, alleging, among other allegations, that:  the Idaho State District Court lacks jurisdiction over NPC; a separate complaint seeking declaratory judgment was filed in Nevada Federal District Court on May 14, 2003, by NPC against IPC, IE and IDACORP, involving the same subject matter as the complaint filed by IE against NPC; IE does not have standing to maintain certain of its claims against NPC; Idaho is not a convenient forum to adjudicate the matter; and IE filed the action in Idaho State District Court in violation of the contracts.  The Idaho State District Court has not ruled on NPC's Motion.

IE intends to vigorously prosecute the action it filed in Idaho State District Court, and IPC, IE and IDACORP intend to vigorously defend against the complaint filed against them by NPC in Nevada Federal District Court.

At June 30, 2003, IE had a $4 million receivable related to the NPC claim.

Washington Retail Consumer Class Action Complaint:  The complaint in this case was filed on December 20, 2002 in the United States District Court for the Western District of Washington at Seattle, against various entities, including IPC.  The complaint was served on IPC on February 3, 2003.  This action seeks class action status on behalf of all persons and businesses residing in Washington who were purchasers of electrical and/or natural gas energy from any period beginning in January 2000 to the present.  The complaint alleges claims under the Washington Consumer Protection Act, RCW 19.86, as well as common law claims of fraud by concealment, negligence and requests an accounting.  The complaint asserts that the defendants, including IPC, engaged in, among other things, unfair and deceptive acts, in violation of the FPA, by (a) withholding the supply of energy; (b) misrepresenting the amount of its energy supplies; (c) exercising improper control over the energy markets; and (d) manipulating the price of energy markets resulting in energy rates being unjust, unreasonable and unlawful.  The plaintiff seeks certification of a class action, equitable and injunctive relief, an accounting, treble damages, attorneys' fees and costs.  On February 3, 2003, another defendant, Reliant, moved to transfer the case to the Judge who is presiding over Multiple District Litigation (MDL) No. 1405.  The MDL rejected this request because that Judge, as a Washington resident, is a member of the class.  On March 11, 2003, IPC, along with other defendants, filed a motion with the MDL seeking to transfer the case to be consolidated with similar actions before the Judge who is presiding over the California Attorney General Action, and other similar cases.  On March 21, 2003, the Court granted IPC's motion for an extension of time to respond to the complaint until 30 days after the MDL panel rules.  Subsequently, plaintiffs sought permission from the Court to voluntarily dismiss their claims without prejudice, which the Court granted on May 1, 2003.

Oregon Retail Consumer Class Action Complaint:  The complaint in this case was filed on December 16, 2002 in the Circuit Court of the State of Oregon for the County of Multnomah, against various entities, including IPC.  The complaint was served on IPC on February 7, 2003.  The case was removed by another defendant, Reliant, to the United States District Court, District of Oregon on February 4, 2003.  The complaint seeks class action status on behalf of all persons and businesses residing in Oregon who were purchasers of electrical and/or natural gas energy from any period beginning in January 2000 to the present.  The complaint alleges claims under the Oregon Unfair Trade Practices Act, ORS 646.605 et seq. in addition to claims of fraud by concealment, negligence and requests an accounting.  The complaint asserts that the defendants, including IPC, engaged in, among other things, unfair and deceptive acts, in violation of the FPA, by (a) withholding the supply of energy; (b) misrepresenting the amount of its energy supplies; (c) exercising improper control over the energy markets; and (d) manipulating the price of energy markets resulting in energy rates being charged to Oregon energy consumers that were unjust, unreasonable and unlawful.  The plaintiff seeks certification of a class action, equitable and injunctive relief, an accounting, attorneys' fees and costs.  The action was removed to federal court, and on March 11, 2003, IPC, along with other defendants, filed a motion with the MDL seeking to transfer the case to be consolidated with similar actions before the Judge who is presiding over the California Attorney General Actions, and other similar cases.  A stipulation has been submitted to the Court for an extension of time to respond to the complaint, until 30 days after the MDL panel rules.  Subsequently, plaintiffs sought permission from the Court to voluntarily dismiss their claims without prejudice, which the Court granted on May 5, 2003.

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

For several months, IE and IPC attempted to reach agreement with Enron, under a non-disclosure and confidentiality agreement, on appropriate values for both the pre-petition and forward obligations in order to calculate a net termination payment value and negotiate a mutually agreed upon net settlement value.  However, on February 27, 2003, IE received a complaint filed by EPMI in the U.S. Bankruptcy Court, Southern District of New York.  The complaint asserted that EPMI was entitled to a net termination payment of approximately $39 million, plus interest from the termination date.  The complaint asked for declaratory relief and damages and made objections to IE's filed claim.

During March 2003, IE and IPC reached agreement with Enron on both a settlement amount to be paid by IE and IPC and the terms and conditions of a settlement agreement.  The settlement agreement also contains certain confidentiality requirements.  IE and IPC executed and delivered the settlement agreement to Enron on March 31, 2003.  The settlement agreement was approved by the U.S. Bankruptcy Court on May 15, 2003, and all payments and other actions required under the settlement agreement have been completed.  Pursuant to the settlement agreement, the Enron complaint against IE was dismissed with prejudice by order of the Bankruptcy Court on May 15, 2003.

As a result of the settlement, IE recognized a gain during March 2003, which was recorded in "Net (gain) loss on legal disputes" in the Consolidated Statement of Operations for the first quarter of 2003.

Port of Seattle:  On May 21, 2003, the Port of Seattle, a Washington municipal corporation, filed a lawsuit against 20 energy firms, including IPC and IDACORP, in the United States District Court for the Western District of Washington at Seattle.  The Port of Seattle's complaint alleges fraud and violations of state and federal antitrust law and the Racketeering Influenced and Corrupt Organization Act.  There are currently several procedural motions pending, and IDACORP's and IPC's responses to the Port of Seattle's complaint are due to be filed August 20, 2003.  Both companies intend to vigorously defend against the Port of Seattle's complaint.

6.  REGULATORY MATTERS:

Wind Down of Energy Marketing
IDACORP announced in 2002 that IE would wind down its energy marketing operations.  In connection with the wind down, certain matters were identified that required resolution with the FERC and the IPUC.  IE and IPC voluntarily contacted the FERC in September 2002 to discuss these matters.

The FERC matters have been resolved by the issuance of two FERC orders:

On February 26, 2003, the FERC issued an order approving the assignment of certain wholesale power and transmission services agreements from IPC to IE.  The FERC also found that IPC violated Section 203 of the FPA by assigning the agreements in June 2001 without seeking prior approval from the FERC.  The FERC noted that noncompliance with Section 203 of the FPA may prompt the FERC in certain instances to impose remedies as a condition of its approval; however, no such remedies were imposed in this order.

On May 16, 2003, the FERC issued an order approving a stipulation and consent agreement resolving issues regarding access to IPC's transmission system, IPC's noncompliance with Sections 203 and 205 of the FPA, standards of conduct and codes of conduct.  The order provided for (1) the refund of $0.3 million to certain counterparties associated with the inappropriate use of native load priority and for failure to obtain FERC approval prior to assigning certain contracts from IPC to IE, (2) the transfer of $5.8 million in benefits from IE to IPC as the result of certain transactions between the affiliates and (3) the implementation of certain compliance and auditing programs to ensure future compliance with FERC requirements.

In an IPUC proceeding that has been underway since May 2001, IPC, the IPUC staff and several interested customer groups have been working to determine the appropriate compensation IE should provide to IPC as a result of transactions between the affiliates.  The IPUC has issued several orders since then regarding these matters.  Order No. 28852 issued on September 28, 2001 covered the time period prior to February 2001. Order No. 29026 covered the time period from March 2001 through March 2002.  The IPUC also approved IPC's ongoing hedging and risk management strategies in Order No. 29102 issued on August 28, 2002.  This formalized IPC's agreement to implement a number of changes to its existing practices for managing risk and initiating hedging purchases and sales.  In the same order, the IPUC directed IPC to present a resolution or a status report to the IPUC on additional compensation due to the utility for the use of its transmission system and other capital assets by IE and any remaining transfer pricing issues.  Status reports were filed with the IPUC on December 20, 2002, March 20, 2003 and May 13, 2003 and settlement discussions are actively being pursued.  The $5.8 million in benefits related to the FERC settlement have been included in the Power Cost Adjustment (PCA) and credited to Idaho retail customers in accordance with the PCA methodology.

IDACORP and IPC do not believe that resolution of these transactions will have any adverse impact on their ongoing operations.  However, because it cannot be predicted at this point what regulatory actions might be taken or when, it cannot be determined what effect there may be on earnings and whether it will be material.

As previously disclosed, the FERC filing made on May 14, 2001, with respect to the pricing of real-time energy transactions between IPC and IE, is still under review by the FERC.  For the period June 2001 through March 2002, IE paid IPC approximately $6 million, which was calculated based upon the pricing methodology for the entire period that was most favorable to IPC.  This amount was credited to Idaho retail customers through the PCA.  An additional $1 million has been paid to IPC for the period April 2002 through July 2002 based upon the same pricing methodology.  However, until the FERC takes final action on this filing, rates for real-time transactions between IE and IPC are subject to adjustment.

Oregon Public Utility Commission
On April 29, 2003, the staff of the OPUC issued a report on trading activities during the western energy crisis in 2000-2001 by regulated utilities serving customers in Oregon including Portland General Electric, PacifiCorp and IPC.  With respect to IPC, the report reviews positions IPC has taken at the FERC on trading strategies, the FERC proceeding on market manipulation and issues voluntarily disclosed by IE and IPC in September 2002 regarding affiliate transactions.  The report acknowledges that IE and IPC have denied participating in the trading strategies.  The staff report recommended that staff report back in 90 days regarding whether the OPUC should open a formal investigation of IPC.  On June 12, 2003, the OPUC determined to suspend any further consideration of actions relating to IPC until after the IPUC and FERC had concluded their reviews.

Deferred Power Supply Costs
IPC's deferred power supply costs consist of the following at (in thousands of dollars):

	June 30,	December 31,
	2003	2002

Oregon deferral	$13,949	$14,172

Idaho PCA current year power supply cost deferrals:
Deferral during the 2003-2004 rate year	3,934	-
Deferral during the 2002-2003 rate year	-	8,910
Astaris load reduction agreement	-	27,160

Idaho PCA true-up awaiting recovery:
Irrigation and small general service deferral for recovery in
the 2003-2004 rate year	-	12,049
Industrial customer deferral for recovery in the 2003-2004 rate year	-	3,744
Remaining true-up authorized May 2002	-	74,253
Remaining true-up authorized May 2003	47,091	-

Total deferral	$64,974	$140,288

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

On April 15, 2003, IPC filed its 2003-2004 PCA with the IPUC, and, with a small adjustment to the filing, the rates were approved by the IPUC and became effective on May 16, 2003.  As approved, IPC's rates have been adjusted to collect $81 million above 1993 base rates, a $114 million reduction from the 2002-2003 PCA.

Oregon:  IPC is also recovering calendar year 2001 extraordinary power supply costs applicable to the Oregon jurisdiction.  In two separate 2001 orders, the OPUC approved rate increases totaling six percent, which is the maximum annual rate of recovery allowed under Oregon state law.  These increases are recovering approximately $2 million annually.  The Oregon deferred balance was $14 million as of June 30, 2003.

7. DERIVATIVE FINANCIAL INSTRUMENTS:

The following table details the gross margin for energy marketing operations for the three and six months ended June 30 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Gross Margin:
Realized or otherwise settled	$11,808	$21,680	$10,526	$51,629
Unrealized losses	(12,846)	(37,734)	(11,691)	(58,165)
Total	$(1,038)	$(16,054)	$(1,165)	$(6,536)

8.  INDUSTRY SEGMENT INFORMATION:

IDACORP has identified two reportable operating segments, utility operations and energy marketing.  See Note 6 - Regulatory Matters and Note 9 - Restructuring Costs, for discussion on the wind down of energy marketing.

The following table summarizes the segment information for IDACORP's utility operations, energy marketing operations and the total of all other segments, and reconciles this information to total enterprise amounts (in thousands of dollars):

	Utility	Energy			Consolidated
	Operations	Marketing	Other	Eliminations	Total

Three months ended June 30, 2003:
Revenues	$197,628	$(1,053)	$3,701	$-	$200,276
Net income (loss)	11,767	(4,171)	(8,475)	-	(879)

Total assets at June 30, 2003	$2,658,771	$220,976	$314,935	$(158,144)	$3,036,538

Three months ended June 30, 2002:
Revenues	$209,581	$(3,049)	$3,300	$-	$209,832
Net income (loss)	12,536	(12,087)	2,628	-	3,077

Total assets at December 31, 2002:	$2,738,493	$381,690	$358,471	$(226,016)	$3,252,638

Six months ended June 30, 2003:
Revenues	$401,050	$2,540	$8,614	$-	$412,204
Net income (loss)	25,480	(14,783)	(14,649)	-	(3,952)

Six months ended June 30, 2002:
Revenues	$424,681	$17,931	$6,813	$-	$449,425
Net income (loss)	34,059	(7,986)	1,699	-	27,772

9.  RESTRUCTURING COSTS:

In 2002, IDACORP announced two separate plans to wind down IE's energy marketing operations.  The initial announcement, in June 2002, specified that IE would not seek new electric customers; would limit its maximum value at risk to less than $3 million; would target a reduction of working capital requirements to less than $100 million by the end of 2003; and would reduce its workforce at its Boise operations by approximately 50 percent.  The second announcement, in November 2002, indicated that IE would close its Denver office by year-end 2002, would shut down its natural gas trading operation in Houston by March 2003, and would further reduce its workforce in its Boise operations through mid-2003.  Since these announcements in 2002, IE has reduced its workforce by approximately 83 percent and will continue to reduce its workforce as contractual obligations terminate.  The Denver office ceased operations in December 2002 and the Houston office ceased operations in April 2003.

In 2002, IE incurred $5 million of involuntary termination benefit expenses and approximately $4 million of lease termination and other exit-related costs.  As of December 31, 2002, IE had paid $2 million of these costs with a remaining outstanding accrual of $7 million.  During the three months ended June 30, 2003, $1 million of involuntary termination benefits, lease termination costs and other exit-related costs were paid for a total of $3 million for the six months ended June 30, 2003.  The termination benefit expense relates to the termination of 98 employees (primarily energy traders and administrative support positions), 88 of whom had been laid off by June 30, 2003.  Nineteen of the 88 employees laid off were hired by other IDACORP subsidiaries, and thus received no severance benefits.

The following table presents the change in accrued restructuring charges during the period (in thousands of dollars).

		Lease
	Severance	Termination
	Benefits	Costs	Other	Total

Balance at December 31, 2002	$4,171	$2,485	$195	$6,851
Amounts paid	(2,700)	(371)	(71)	(3,142)
Amounts reversed	(124)	-	-	(124)
Balance at June 30, 2003	$1,347	$2,114	$124	$3,585

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of IDACORP, Inc.
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet of IDACORP, Inc. and subsidiaries as of June 30, 2003, and the related consolidated statements of operations and of comprehensive income (loss) for the three and six month periods ended June 30, 2003 and 2002 and the consolidated statements of cash flows for the six month periods ended June 30, 2003 and 2002.  These financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP

Boise, Idaho
August 6, 2003

Idaho Power Company
Consolidated Statements of Income
(unaudited)

Three Months Ended

	June 30,
	2003	2002
	(thousands of dollars)
OPERATING REVENUES:
General business	$166,613	$187,564
Off-system sales	19,839	10,976
Other revenues	10,813	10,528
Total operating revenues	197,265	209,068

OPERATING EXPENSES:
Operation:
Purchased power	32,019	31,184
Fuel expense	23,908	21,708
Power cost adjustment	25,383	42,165
Other	41,296	36,839
Maintenance	17,790	16,141
Depreciation	24,279	23,184
Taxes other than income taxes	5,251	5,160
Total operating expenses	169,926	176,381

INCOME FROM OPERATIONS	27,339	32,687

OTHER INCOME:
Allowance for equity funds used during construction	642	54
Other - net	1,171	3,835
Total other income	1,813	3,889

INTEREST CHARGES:
Interest on long-term debt	13,561	12,237
Other interest	1,257	2,483
Allowance for borrowed funds used during construction	(756)	(1,127)
Total interest charges	14,062	13,593

INCOME BEFORE INCOME TAXES	15,090	22,983

INCOME TAX EXPENSE	2,457	9,149

NET INCOME	12,633	13,834

Dividends on preferred stock	866	1,298

EARNINGS ON COMMON STOCK	$11,767	$12,536

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Income
(unaudited)

Six Months Ended

	June 30,
	2003	2002
	(thousands of dollars)
OPERATING REVENUES:
General business	$341,675	$373,684
Off-system sales	38,447	31,135
Other revenues	20,133	18,835
Total operating revenues	400,255	423,654

OPERATING EXPENSES:
Operation:
Purchased power	45,625	61,374
Fuel expense	49,446	49,636
Power cost adjustment	77,230	76,225
Other	78,087	73,683
Maintenance	31,374	28,161
Depreciation	48,413	46,355
Taxes other than income taxes	10,408	10,346
Total operating expenses	340,583	345,780

INCOME FROM OPERATIONS	59,672	77,874

OTHER INCOME:
Allowance for equity funds used during construction	1,493	43
Other - net	5,464	10,964
Total other income	6,957	11,007

INTEREST CHARGES:
Interest on long-term debt	28,053	25,554
Other interest	2,588	4,974
Allowance for borrowed funds used during construction	(1,576)	(1,320)
Total interest charges	29,065	29,208

INCOME BEFORE INCOME TAXES	37,564	59,673

INCOME TAX EXPENSE	10,350	22,954

NET INCOME	27,214	36,719

Dividends on preferred stock	1,734	2,660

EARNINGS ON COMMON STOCK	$25,480	$34,059

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2003	2002
ASSETS	(thousands of dollars)

ELECTRIC PLANT:
In service (at original cost)	$3,134,019	$3,086,965
Accumulated provision for depreciation	(1,339,762)	(1,294,961)
In service - Net	1,794,257	1,792,004
Construction work in progress	97,825	92,481
Held for future use	2,730	2,335

Electric plant - Net	1,894,812	1,886,820

INVESTMENTS AND OTHER PROPERTY	42,744	42,272

CURRENT ASSETS:
Cash and cash equivalents	6,785	12,699
Receivables:
Customer	47,694	56,947
Allowance for uncollectible accounts	(1,303)	(1,566)
Notes	5,058	4,992
Employee notes	7,849	7,646
Related parties	22,864	27,905
Other	4,220	2,702
Accrued unbilled revenues	35,404	35,714
Materials and supplies (at average cost)	21,144	21,458
Fuel stock (at average cost)	9,619	6,943
Prepayments	30,102	32,818
Regulatory assets	15,413	17,147

Total current assets	204,849	225,405

DEFERRED DEBITS:
American Falls and Milner water rights	31,585	31,585
Company-owned life insurance	35,460	35,299
Regulatory assets	409,452	482,159
Other	39,869	34,953

Total deferred debits	516,366	583,996

TOTAL	$2,658,771	$2,738,493

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
CAPITALIZATION AND LIABILITIES	2003	2002
	(thousands of dollars)
CAPITALIZATION:
Common stock equity:
Common stock, $2.50 par value (50,000,000 shares
authorized; 37,612,351 shares outstanding)	$94,031	$94,031
Premium on capital stock	362,046	361,948
Capital stock expense	(2,691)	(2,710)
Retained earnings	320,294	330,300
Accumulated other comprehensive income (loss)	(5,083)	(7,109)

Total common stock equity	768,597	776,460

Preferred stock	52,562	53,393

Long-term debt	880,798	870,741

Total capitalization	1,701,957	1,700,594

CURRENT LIABILITIES:
Long-term debt due within one year	50,082	80,084
Notes payable	8,800	10,500
Accounts payable	35,693	52,728
Taxes accrued	79,148	89,090
Interest accrued	12,406	12,399
Deferred income taxes	15,392	17,056
Other	22,371	22,906

Total current liabilities	223,892	284,763

DEFERRED CREDITS:
Deferred income taxes	546,283	574,233
Regulatory liabilities	114,663	114,247
Other	71,976	64,656

Total deferred credits	732,922	753,136

COMMITMENTS AND CONTINGENT LIABILITIES

TOTAL	$2,658,771	$2,738,493

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Capitalization
(unaudited)

	June 30,		December 31,
	2003	%	2002	%
	(thousands of dollars)
COMMON STOCK EQUITY:
Common stock	$94,031		$94,031
Premium on capital stock	362,046		361,948
Capital stock expense	(2,691)		(2,710)
Retained earnings	320,294		330,300
Accumulated other comprehensive income (loss)	(5,083)		(7,109)
Total common stock equity	768,597	45	776,460	46

PREFERRED STOCK:
4% preferred stock	12,562		13,393
7.68% Series, serial preferred stock	15,000		15,000
7.07% Series, serial preferred stock	25,000		25,000
Total preferred stock	52,562	3	53,393	3

LONG-TERM DEBT:
First mortgage bonds:
6.40% Series due 2003	-		80,000
8 % Series due 2004	50,000		50,000
5.83% Series due 2005	60,000		60,000
7.38% Series due 2007	80,000		80,000
7.20% Series due 2009	80,000		80,000
6.60% Series due 2011	120,000		120,000
4.75% Series due 2012	100,000		100,000
4.25% Series due 2013	70,000		-
7.50% Series due 2023	-		80,000
6 % Series due 2032	100,000		100,000
5.50% Series due 2033	70,000		-
Total first mortgage bonds	730,000		750,000
Amount due within one year	(50,000)		(80,000)
Net first mortgage bonds	680,000		670,000

Pollution control revenue bonds:
8.30% Series 1984 due 2014	49,800		49,800
6.05% Series 1996A due 2026	68,100		68,100
Variable Rate Series 1996B due 2026	24,200		24,200
Variable Rate Series 1996C due 2026	24,000		24,000
Variable Rate Series 2000 due 2027	4,360		4,360
Total pollution control revenue bonds	170,460		170,460

REA notes	1,145		1,185
Amount due within one year	(82)		(84)
Net REA notes	1,063		1,101

American Falls bond guarantee	19,885		19,885

Milner Dam note guarantee	11,700		11,700

Unamortized premium/discount - net	(2,310)		(2,405)

Total long-term debt	880,798	52	870,741	51

TOTAL CAPITALIZATION	$1,701,957	100	$1,700,594	100

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2003	2002
	(thousands of dollars)
OPERATING ACTIVITIES:
Net income	$27,214	$36,719
Adjustments to reconcile net income to net cash provided by
operating activities:
Allowance for uncollectible accounts	(263)	-
Depreciation and amortization	54,717	52,801
Deferred taxes and investment tax credits	(29,101)	(19,502)
Accrued PCA costs	75,314	71,562
Change in:
Accounts receivable and prepayments	17,597	(27,411)
Accrued unbilled revenue	309	(4,315)
Materials and supplies and fuel stock	(2,362)	(281)
Accounts payable	(17,041)	(41,265)
Taxes receivable/accrued	(9,942)	51,356
Other current assets and liabilities	(458)	16,103
Other - net	81	963
Net cash provided by operating activities	116,065	136,730

INVESTING ACTIVITIES:
Additions to utility plant	(57,012)	(52,102)
Note receivable payment from (advance to) parent	(2,302)	12,162
Other - net	112	(205)
Net cash used in investing activities	(59,202)	(40,145)

FINANCING ACTIVITIES:
Issuance of first mortgage bonds	140,000	-
Retirement of first mortgage bonds	(160,000)	(50,000)
Retirement of preferred stock	(831)	(121)
Dividends on common stock	(35,487)	(34,980)
Dividends on preferred stock	(1,734)	(2,660)
Change in short-term borrowings	(1,700)	(41,650)
Other - net	(3,025)	(2,169)
Net cash used in financing activities	(62,777)	(131,580)

Net decrease in cash and cash equivalents	(5,914)	(34,995)

Cash and cash equivalents at beginning of period	12,699	43,040

Cash and cash equivalents at end of period	$6,785	$8,045

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$50,090	$(8,459)
Interest (net of amount capitalized)	$27,864	$29,184

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended
	June 30,
	2003	2002
	(thousands of dollars)

NET INCOME	$12,633	$13,834

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period,
net of tax of $1,788 and ($633)	3,001	(974)
Less: reclassification adjustment for (gains) losses included
in net income, net of tax of $19 and $15	30	23
Net unrealized gains (losses)	3,031	(951)

TOTAL COMPREHENSIVE INCOME	$15,664	$12,883

	Six Months Ended
	June 30,
	2003	2002
	(thousands of dollars)

NET INCOME	$27,214	$36,719

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period,
net of tax of $996 and ($756)	1,667	(1,223)
Less: reclassification adjustment for (gains) losses included
in net income, net of tax of $230 and ($15)	359	(24)
Net unrealized gains (losses)	2,026	(1,247)

TOTAL COMPREHENSIVE INCOME	$29,240	$35,472

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
Note 6 - Regulatory Matters

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Stock-Based Compensation
The following table illustrates the effect on net income if the fair value recognition provisions of SFAS 123, had been applied to stock-based employee compensation (in thousands of dollars):

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

Net income, as reported	$12,633	$13,834	$27,214	$36,719
Add: Stock-based employee compensation expense included
in reported net income, net of related tax effects	62	(99)	54	(3)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	318	438	476	874
Pro forma net income	$12,377	$13,297	$26,792	$35,842

2.  INCOME TAXES:

IPC uses an estimated annual effective tax rate to compute its provision for income taxes on an interim basis.  IPC's effective tax rate for the six months ended June 30, 2003 was 27.6 percent, compared with an effective tax rate of 38.5 percent for the six months ended June 30, 2002.  The decrease in the 2003 estimated tax rate, compared with 2002, is due primarily to the favorable resolution during the first half of 2003 of a prior year tax issue, and the on going favorable effects of a tax accounting method change, which was adopted after the first half of 2002.

10. RELATED PARTY TRANSACTIONS:

In exchange for the transfer of energy marketing to IE in June 2001, IPC received a partnership interest in IE, which was then transferred to IDACORP in exchange for notes receivable from IDACORP totaling approximately $76 million.  This amount represents the historical book value of the transferred energy marketing net assets on May 31, 2001 of $21 million and retained intercompany tax liabilities of $55 million.  The notes receivable are due over periods of one to ten years and bear interest at IDACORP's overall variable short-term borrowing rate, which was 1.3 percent at June 30, 2003.  The balance of this note at June 30, 2003 was approximately $22 million, including accrued interest.

The following table presents IPC's sales to and purchases from IE for the three and six months ended June 30 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Sales to IE	$111	$6,773	$2,197	$19,682
Purchases from IE	-	7,263	-	9,279

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholder of Idaho Power Company
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet and statement of capitalization of Idaho Power Company and its subsidiary as of June 30, 2003, and the related consolidated statements of income and of comprehensive income for the three and six month periods ended June 30, 2003 and 2002 and the consolidated statements of cash flows for the six month periods ended June 30, 2003 and 2002.  These financial statements are the responsibility of the Company's management.

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
August 6, 2003

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

Another subsidiary, IDACORP Energy (IE), a marketer of electricity and natural gas, is in the process of winding down its operations.

IDACORP's other significant operating subsidiaries are:

Ida-West Energy - developer and manager of independent power projects;

IdaTech - developer of integrated fuel cell systems;

IDACORP Financial Services, Inc. (IFS) - low-income housing and other real estate investments;

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

changes in actuarial assumptions;

adoption of or changes in critical accounting policies or estimates;

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

Reduced hydroelectric generation can significantly affect operating results.  IPC has a predominately hydroelectric generating base.  Because of its heavy reliance on inexpensive hydroelectric generation, IPC's operations can be significantly affected by the weather.  IPC is experiencing its fourth consecutive year of below normal water conditions.  When hydroelectric generation is reduced because of below normal water conditions, IPC must increase its use of more expensive other generating resources and purchased power.  Although IPC generally recovers certain increased power costs through its Power Cost Adjustment (PCA), the recovery is on a deferred basis and is subject to the regulatory process.

Changes in temperature can reduce power sales and affect operating results.  In addition to the below normal water conditions, IPC experienced warmer than usual temperatures in its service territory in the first quarter of 2003, which reduced sales.  Temperatures in the second quarter of 2003 have been warmer than normal resulting in increased sales.  Warmer than normal winters or cooler than normal summers will reduce revenues from power sales.

Conditions that may be imposed in connection with hydroelectric license renewals may negatively affect earnings.  IPC is currently involved in renewing federal licenses for certain of its hydroelectric projects.  IPC currently expects new licenses for five middle Snake River region hydroelectric plants to be issued in late 2003.  In addition, IPC filed its license application on July 18, 2003 for the Hells Canyon Complex (HCC), which provides 40 percent of IPC's total generating capacity.  IPC cannot predict what conditions, if any, with respect to environmental, operating and other matters the FERC may impose in connection with the renewal of these licenses and the effect of any such conditions on IPC's operations.

The cost of complying with environmental regulations can significantly affect operating results.  IDACORP and IPC are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, natural resources and health and safety.  There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future as a result of, among other factors, changes in legislation and enforcement policies and additional requirements imposed in connection with the relicensing of IPC's hydroelectric projects.

If requested rate relief is not granted, IPC's earnings and cash flow will be negatively affected.  IPC currently anticipates filing a general rate case with the IPUC by the end of the year 2003.  The rate case is being filed as a result of capital expenditures made and increased operating costs experienced by IPC since 1993, the last rate case test year, except for those capital costs associated with construction of the Milner and expansion of the Twin Falls hydroelectric projects which were included in rates in 1995.  IPC cannot predict the outcome of this case or the effect on its operations if the requested rate relief is not granted.

Terrorist threats and activities can significantly affect operating results.  IDACORP and IPC are subject to direct and indirect effects of terrorist threats and activities.  Generation and transmission facilities, in general, have been identified as potential targets.  The effects of terrorist threats and activities include, among other things, actions or responses to such actions or threats, the inability to generate, purchase or transmit power and the increased cost and adequacy of security and insurance.

IPC and its affiliate, IE, may be subject to potential liabilities as a result of energy marketing operations.  As IE winds down its energy marketing operations, certain matters have been identified that required resolution with the FERC and the IPUC.  On February 26, 2003, the FERC issued an order approving the assignment of certain wholesale power and transmission services agreements from IPC to IE.  On May 16, 2003, the FERC issued an order that provided for (1) the refund of $0.3 million to certain counterparties associated with the inappropriate use of native load priority and for failure to obtain FERC approval prior to assigning certain contracts from IPC to IE, (2) the transfer of $5.8 million in benefits from IE to IPC as the result of certain transactions between the affiliates and (3) the implementation of certain compliance and auditing programs to ensure future compliance with FERC requirements.  In the IPUC proceeding that has been underway since May 2001, IPC, the IPUC staff and several interested customer groups have been working to determine the appropriate compensation IE should provide to IPC as a result of transactions between the affiliates.  IPC and IE do not believe that resolution of the IPUC proceeding will have any adverse impact on retail customers or a material adverse effect on their ongoing operations.  However, because it cannot be predicted at this point what regulatory actions might be taken or when, it cannot be determined what effect there may be on earnings and whether it will be material.

IDACORP, IE and IPC are subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims, including those that may arise out of the California energy situation.  Regarding the California energy situation, IDACORP, IE and IPC are involved in a number of proceedings including a complaint filed against sellers of power in California, based on California's unfair competition law, a cross-action wholesale electric antitrust case against various sellers and generators of power in California and the California refund proceeding at the FERC.  Other cases that are the direct or indirect result of the energy crisis in California include efforts by certain public parties to reform or terminate contracts for the purchase of power from IE and various show cause proceedings that consider whether certain trading practices constituted gaming or acting in concert in furtherance of a gaming strategy at the FERC.  It is possible that additional proceedings may be filed in the future against IDACORP, IE or IPC related to the California energy crisis.

Increased capital expenditures can significantly affect liquidity.  Increases in both numbers of  customers and demand for energy require expansion and reinforcement of transmission, distribution and generating systems.  Additionally, a significant portion of IPC's facilities was constructed many years ago.  Aging equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures.  Failure of equipment or facilities used in IPC's systems could potentially increase repair and maintenance expenses, purchased power expenses and capital expenditures.  Potential regulatory changes may also adversely affect IPC by reducing revenues, increasing expenses or increasing capital expenditures.

Limitations on access to the capital markets can negatively affect liquidity.  IDACORP and IPC rely on access to capital markets as a significant source of liquidity for capital requirements not satisfied by operating cash flows.  Access to capital markets at a reasonable cost is determined in large part by credit quality.  An inability to raise capital on favorable terms, particularly during times of uncertainty in the capital markets, could impact the liquidity of IDACORP and IPC and would likely increase their interest costs.  It could also affect the companies' ability to implement their business plans.

The issues and associated risks and uncertainties described above are not the only ones IDACORP and IPC may face.  Additional issues may arise or become material.  The risks and uncertainties associated with these additional issues could impair IDACORP's and IPC's businesses in the future.

SUMMARY OF SECOND QUARTER 2003 AND 2003 OUTLOOK:

Overall Results
IDACORP's earnings (loss) per share (EPS) was a $0.02 loss for the second quarter 2003. This reduction in EPS compared to the same period last year is due to decreased earnings from IPC, net losses recorded at IE and the impact of a required income tax adjustment deferring the benefit of low-income housing tax credits to later quarters.

IPC reported EPS of $0.31, a $0.02 per share decrease compared to second quarter 2002.  These results are due to the continued impact of below normal water conditions and increased operations and maintenance expenses.

IE recorded a net loss of $0.11 per share for the second quarter 2003 compared to a net loss of $0.32 per share in the second quarter of 2002.  IE's continued losses are a reflection of the continued wind down of energy marketing as announced in June 2002.

Below Normal Water Conditions
The Snake River basin above Brownlee Dam experienced below normal snowpack accumulations during the winter of 2002/2003 resulting in below normal streamflow conditions for 2003.

April-through-July inflow into Brownlee Reservoir was 3.5 million acre-feet (maf).  This volume is 55 percent of the 30-year average April-through-July inflow of 6.3 maf but is slightly better than the 2002 inflow volume of 3.2 maf.  Based on this year's snowpack and current and forecasted inflows, IPC is experiencing its fourth consecutive year of below normal water conditions.  IPC increases its use of other company-owned generating resources as well as wholesale purchases from the energy markets when necessary to overcome below normal water conditions and meet its energy needs.

Integrated Resource Plan
Every two years, IPC is required to file with the IPUC and OPUC an Integrated Resource Plan (IRP), a comprehensive look at IPC's present and future demands for electricity and plans for meeting that demand.  The 2002 IRP identified the need for additional resources to address potential electricity shortfalls within IPC's utility service territory by mid-2005.

PPL Montana Power Purchase Agreement:  During May 2003, IPC and PPL Montana, LLC (PPLM) entered into a firm wholesale Power Purchase Agreement (PPA) under which IPC will purchase energy from PPLM during the heavy load hours of June, July and August from 2004 through 2009.

Request for Proposal:  On February 24, 2003, IPC issued a formal Request for Proposal (RFP) seeking bids for the construction of up to 200 megawatts (MW) of additional generation to support the growing seasonal demand for electricity in IPC's service area.  Bids were submitted to IPC on April 28, 2003.  A proposal for an IPC self-build option was submitted at the same time.  IPC is presently in the evaluation phase of the process, which is expected to be completed during the third quarter of 2003.

Power Cost Adjustment and General Rate Relief
On April 15, 2003, IPC filed its 2003-2004 PCA with the IPUC, and, with a small adjustment to the filing, the rates were approved by the IPUC and became effective on May 16, 2003.  As approved, IPC's rates have been adjusted to collect $81 million above 1993 base rates, a $114 million reduction from the 2002-2003 PCA.

IPC plans to file a general rate case with the IPUC before year-end 2003.  IPC will request revenue recovery for certain costs of serving its customers, such as increased operating expenses and substantial demands for infrastructure improvements, increased capital costs for the protection, mitigation and enhancement (PM&E) requirements of new licenses at some of its hydroelectric projects, for the cost of new sources of power and continued expansion of its transmission and distribution network.  The success of this rate case is dependent on the IPUC review and approval, and IPC is unable to predict what rate relief, if any, the IPUC will grant.

Relicensing of Hydroelectric Projects
Currently, the licenses for five of IPC's hydroelectric projects have expired.  These projects continue to operate under annual licenses until the FERC issues a new permanent license.  Three more of IPC's hydroelectric project licenses will expire by 2010.  A new license application was filed for the HCC, IPC's largest generating facility, in July 2003.

Legal Issues and Regulatory Matters
IE is involved in a number of FERC proceedings arising out of the California energy situation.  They include proceedings involving (1) the chargeback provisions of the California Power Exchange (CalPX) participation agreement, which was triggered when a participant defaulted on a payment to the CalPX.  Upon such a default, other participants were required to pay their allocated share of the default amount to the CalPX.  This provision was first triggered by the Southern California Edison default and later by the Pacific Gas & Electric Company default; (2) efforts by the state of California to obtain refunds for a portion of the spot market sales prices from sellers of electricity into California from October 2, 2000 through June 20, 2001.  California is claiming that the prices were not just and reasonable and were not in compliance with the Federal Power Act (FPA); (3) the Pacific Northwest refund proceedings in which it was argued that the spot market in the Pacific Northwest was affected by the dysfunction in the California market, warranting refunds.  The FERC rejected this claim on June 25, 2003, but the FERC order remains subject to rehearing and judicial review; and (4) two cases which result from a ruling of the U.S. Court of Appeals for the Ninth Circuit that the FERC permitted the California parties in the California refund proceeding to submit materials to the FERC demonstrating market manipulation by various sellers of electricity into California.  On June 25, 2003, the FERC ordered a large number of parties including IPC to show cause why certain trading practices did not constitute gaming or anomalous market behavior in violation of the California Independent System Operator (Cal ISO) and CalPX tariffs.  The FERC also issued an order instituting an internal investigation of Anomalous Bidding Behavior and Practices in the Western Wholesale Power Markets.

In connection with the wind down of energy marketing, certain matters were identified that required resolution with the FERC or the IPUC.  On February 26, 2003, the FERC issued an order approving the assignment of certain wholesale power and transmission services agreements from IPC to IE while stating that IPC violated Section 203 of the FPA.  On May 16, 2003, the FERC issued another order on these matters which provided for (1) the refund of $0.3 million to certain counterparties associated with the inappropriate use of native load priority and for failure to obtain FERC approval prior to assigning certain contracts from IPC to IE, (2) the transfer of $5.8 million in benefits from IE to IPC as the result of certain transactions between the affiliates and (3) the implementation of certain compliance and auditing programs to ensure future compliance with FERC requirements.  The IPUC matters include a proceeding that has been underway since May 2001 where IPC, the IPUC staff and several interested customer groups have been working to determine the appropriate compensation IE should provide to IPC as a result of transactions between the affiliates.  The IPUC proceeding has become active since the FERC order became final, with settlement workshops conducted between IPC, IPUC staff and other interveners in June and July 2003.

Liquidity
IDACORP's and IPC's operating cash flows were $137 million and $116 million, respectively for the six months ended June 30, 2003.  IDACORP's cash flows include cash received from IE on contracts realized or otherwise settled.  IPC's cash flows from operating activities include continued collections of PCA deferrals that were used for additions to utility plant, the redemption and retirement of first mortgage bonds and payment of dividends on common stock.

Forecasted net cash provided by operating activities for the year ending 2003 at IDACORP is $218 million, a decrease from the previous estimate of $225 million.  IPC is forecasting that net cash provided by operating activities will be approximately $176 million for the year ending 2003 compared to its previous estimate of $190 million.

Defined benefit pension plan expense is expected to increase from approximately $0 in 2002 to approximately $7 million in 2003.  Based on current estimates, cash contributions during 2003 are not expected.  Benefits under the plan are based on years of service and the employee's final average earnings.

At June 30, 2003, IDACORP had approximately $110 million in commercial paper outstanding against its $315 million available bank credit facility.  IPC had approximately $9 million in commercial paper outstanding against its $200 million available bank credit facility.

The credit facilities require IDACORP and IPC to maintain a ratio of debt to total capitalization (leverage ratio) of no more than 65 percent.  At June 30, 2003, IDACORP's and IPC's leverage ratios were 55 percent and 53 percent, respectively.  IDACORP is also required to maintain an interest coverage ratio of at least 2.75 to 1.  At June 30, 2003, IDACORP's interest coverage ratio was in compliance with this requirement.

Capital Expenditures:  Capital expenditures at IPC are expected to come in just under the budgeted levels of $150 million for the year.  The capital needs of the utility in 2004 and 2005 are expected to increase to $215 million in 2004 and $200 million in 2005.  The ultimate decision on whether these amounts will be spent will be based in part on the results of the current RFP process for new generating resources.  If IPC is selected as the successful bidder with its self-build option, the cash required for the new generating resource would be expected to be funded through the issuance of a combination of long-term debt and to the extent necessary at the time, new equity or equity-like securities issued at either IDACORP or IPC.

The ultimate outcome of the ability of IDACORP and IPC to generate adequate operating cash flow to fund these increased capital requirements and their ability to access the capital markets in 2004 and 2005 will be heavily dependent on weather, hydroelectric generating conditions and results of the general rate case filing.  These factors will drive the level of capital that IDACORP and IPC can reinvest back into the utility and return to shareholders.

Dividends: The amount and timing of dividend payments on IDACORP's common stock are within the sole discretion of IDACORP's Board of Directors.  The Board of Directors reviews the common dividend rate quarterly to determine its appropriateness in light of IDACORP's current and long-term financial position and results of operations, capital requirements, rating agency requirements, legislative and regulatory developments affecting the electric utility industry in general and IPC in particular, competitive conditions and any other factors the Board of Directors deems relevant.

IDACORP is challenged by operating results that are significantly below the current annual dividend.  With the wind down of IE, the long-term sustainability of the dividend is primarily dependent upon the earnings and operating cash flow generated by IPC.  IPC's earnings and operating cash flow depend on many factors, but the most significant are weather and hydroelectric generating conditions, the ability to obtain rate relief to cover operating costs and capital spending requirements.  The impacts of lower than anticipated cash flows in 2003, expected increases in investments in utility plant in 2004 and 2005 and credit quality considerations are also factors being considered.  Because of these factors IDACORP's ability to sustain the level of dividends paid in the past is less certain and it is possible the Board of Directors may reduce the dividend as early as 2003.  The Board of Directors will continue to evaluate these and other factors in determining the appropriate and sustainable level of payout to IDACORP shareholders going forward. The Board of Directors has made no determination at this time as to the long-term sustainability of the existing dividend on common stock.

IPC's articles of incorporation contain restrictions on the payment of dividends on its common stock if preferred stock dividends are in arrears.  IPC paid dividends to IDACORP of $35 million for both the six months ended June 30, 2003 and 2002.

Financing Activities
On May 1, 2003, $80 million in first mortgage bonds of IPC matured and IPC redeemed another $80 million in first mortgage bonds that were due in 2023.  Short-term debt of $136 million was issued to redeem and retire these series and the remaining amount was paid using short-term investments.

On May 8, 2003, IPC issued $140 million of secured medium-term notes.  Proceeds were used to pay down the above mentioned IPC short-term borrowings.

During July 2003, IFS issued a total of $40 million in debt.  Proceeds were used to pay intercompany notes to IDACORP.  IDACORP used these proceeds to pay short-term borrowings.

CRITICAL ACCOUNTING POLICIES:

IDACORP's and IPC's discussion and analysis of their financial condition and results of operations are based upon their consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  The preparation of these financial statements requires IDACORP and IPC to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, IDACORP and IPC evaluate these estimates, including those related to rate regulation, mark-to-market accounting on energy trading contracts, contingencies, litigation, income taxes, restructuring costs, benefit costs and bad debts.  These estimates are based on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances, and are the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  IDACORP and IPC, based on their ongoing reviews, will make adjustments when facts and circumstances dictate.

IDACORP's and IPC's critical accounting policies are discussed in more detail in the Annual Report on Form 10-K for the year ended December 31, 2002, and information related to IDACORP's policy on "Mark-to-Market Accounting for Energy Trading Contracts" is updated in "RESULTS OF OPERATIONS - Energy Marketing" below.  Except for those updates, IDACORP's and IPC's critical accounting policies have not changed materially from the discussions included in the 2002 Annual Report on Form 10-K.

RESULTS OF OPERATIONS:

In this section IDACORP's earnings and the factors that affected them are discussed, beginning with a general overview followed by a more detailed discussion of the electric utility and energy marketing activities for the three and six months ended June 30.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Earnings per share of common stock
Electric utility	$0.31	$0.33	$0.67	$0.91
Energy marketing	(0.11)	(0.32)	(0.39)	(0.21)
Other	(0.22)	0.07	(0.38)	0.04
Total	$(0.02)	$0.08	$(0.10)	$0.74

EPS from utility operations decreased $0.02 and $0.24 for the three and six months ended June 30, 2003.  Though the second quarter results were nearly the same as last year's, the year-to-date results demonstrate the continuing impact of below normal hydroelectric generating conditions in the service area; reduced customer energy sales due to weather; and increases in other operations and maintenance expenses.

Energy marketing incurred losses for both the three and six months ended June 30, 2003.  General and administrative expenses associated with continued performance of existing contracts along with legal expenses related to regulatory and legal disputes are the primary cause of the second quarter loss.  The year-to-date results also reflect the settlement costs of reaching resolution in three legal disputes, which were recorded in the first quarter.

GAAP requires companies to apply an estimated annual effective tax rate to interim periods, which has had the effect of deferring significant intra-period tax benefits from the first and second quarters to later in the year.  The tax benefits deferred consist primarily of Section 42 low-income housing tax credits recorded at IFS.  This adjustment is not expected to have an impact on IDACORP's annual earnings because the adjustment will reverse and flow into earnings during the remainder of the year.  Combined EPS from IDACORP's other subsidiaries prior to this tax adjustment was unchanged for the three months ended June 30, 2003 and increased $0.06 per share for the six months ended June 30, 2003.

Utility Operations
This section discusses IPC's utility operations, which are subject to regulation by, among others, the state public utility commissions of Idaho and Oregon and by the FERC.

General Business Revenue:  The following table presents IPC's general business revenues and MWh sales for the three and six months ended June 30:

	Three Months Ended June 30,				Six Months Ended June 30,
	Revenue		MWh		Revenue		MWh
	2003	2002	2003	2002	2003	2002	2003	2002

Residential	$60,031	$60,948	937	887	$144,239	$155,102	2,136	2,244
Commercial	42,450	47,863	820	838	90,860	96,449	1,664	1,714
Industrial	29,661	43,530	758	790	71,920	86,649	1,528	1,564
Irrigation	34,471	35,223	676	666	34,656	35,484	677	669
Total	$166,613	$187,564	3,191	3,181	$341,675	$373,684	6,005	6,191

IPC's general business revenue is dependent on many factors, including the number of customers served, the rates charged and economic and weather conditions.  The change in revenues in 2003 is due primarily to the following:

The annual PCA resulted in decreased revenues of approximately $13 million and $10 million for the three and six months ended June 30, 2003.  The PCA is discussed in more detail below in "REGULATORY ISSUES - Deferred Power Supply Costs."

Customer growth in IPC's service territory was approximately three percent, resulting in a $4 million and $9 million increase in revenues for the three and six months ended June 30, 2003.

Usage and weather factors decreased revenues $3 million and $20 million for the three and six months ended June 30, 2003.  The three-month decrease is attributed to decreased cooling degree days of seven percent while the six-month decrease is attributed to a 19 percent decrease in heating degree days experienced during the first quarter of 2003. Heating degree days and cooling degree days are a common measure used in the utility industry to analyze demand and indicate when a customer would use electricity for heating or air-conditioning.

The remaining change is attributed to decreased payments from FMC/Astaris.  FMC/Astaris, previously IPC's largest volume customer, closed its plants late in 2001 but was required, under a take or pay contract, to pay IPC for generation capacity regardless of delivery.  This contract expired in March 2003.

Off-system sales:  Off-system sales consist primarily of long-term sales contracts and opportunity sales of surplus system energy.  The following table presents IPC's off-system sales for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Off-system sales	$19,839	$10,976	$38,447	$31,135
MWh sold	569	431	982	1,253
Revenue per MWh	$34.88	$25.47	$39.16	$24.85

Purchased power:  The following table presents IPC's purchased power for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Purchased Power:
Purchases	$32,019	$23,349	$42,495	$36,513
Load reduction costs	$-	$7,835	$3,130	$24,861

MWh purchased	795	823	1,014	1,304
Cost per MWh purchased	$40.28	$28.36	$41.90	$28.01

Purchased power volumes decreased during the three and six months ended June 30, 2003 due to reduced customer demand and slightly better water conditions over last year.  This decrease was offset by increased costs per MWh.  The changes in the load reduction payments also included in purchased power are due to expiration of the FMC/Astaris Voluntary Load Reduction program.

Fuel expense:  The following table presents IPC's fuel expenses and generation at its thermal generating plants for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Fuel expense	$23,908	$21,708	$49,446	$49,636
Thermal MWh generated	1,481	1,492	3,311	3,413
Cost per MWh	$16.15	$14.55	$14.93	$14.55

PCA:  The PCA expense component is related to IPC's PCA regulatory mechanism.  The PCA is discussed in more detail below in "REGULATORY ISSUES - Deferred Power Supply Costs."  The following table presents the components of IPC's PCA expense for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Current year power supply costs accrual
(deferral)	$(3,540)	$1,049	$(3,163)	$4,570
FMC/Astaris and irrigation program costs
(deferral)	-	(5,994)	(2,245)	(19,019)
Amortization of prior year authorized balances	28,875	45,650	82,590	89,214
Write-off of disallowed costs	48	1,460	48	1,460
Total power cost adjustment	$25,383	$42,165	$77,230	$76,225

Other Operations and Maintenance Expenses:  Other operations and maintenance expenses have increased $6 million and $8 million for the three and six months ended June 30, 2003, respectively.  The majority of each increase is due to pension expense, which increased $2 million for the quarter and $3 million year-to-date and thermal plant expenses, which increased $3 million for the quarter and year to date.  Over the last four years of below normal water conditions, IPC has relied on thermal generation.  This usage has required an increase in maintenance expenses to maintain operating capacity of these facilities.  The remaining year-to-date increase is due to increased transmission and distribution expenses of $3 million.

Energy Marketing
In 2002, IDACORP announced two separate plans to wind down IE's energy marketing operations.  The initial announcement, in June 2002, specified that IE would not seek new electric customers; would limit its maximum value at risk to less than $3 million; would target a reduction of working capital requirements to less than $100 million by the end of 2003; and would reduce its workforce at its Boise operations by approximately 50 percent.  The second announcement, in November 2002, indicated that IE would close its Denver office by year-end 2002, would shut down its natural gas trading operation in Houston by March 2003, and would further reduce its workforce in its Boise operations through mid-2003.  Since these announcements in 2002, IE has reduced its workforce by approximately 83 percent and will continue to reduce its workforce as contractual obligations terminate.  The Denver office ceased operations in December 2002 and the Houston office ceased operations in April 2003.

In 2002, IE incurred $5 million of involuntary termination benefit expenses and approximately $4 million of lease termination and other exit-related costs.  As of December 31, 2002, IE had paid $2 million of these costs with a remaining outstanding accrual of $7 million.  During the three months ended June 30, 2003, $1 million of involuntary termination benefits, lease termination costs and other exit-related costs were paid, for a total of $3 million for the six months ended June 30, 2003.  The termination benefit expense relates to the termination of 98 employees (primarily energy traders and administrative support positions), 88 of whom had been laid off by June 30, 2003.  Nineteen of the 88 employees laid off were hired by other IDACORP subsidiaries, and thus received no severance benefits.

In connection with the wind down of energy marketing, certain matters were identified that required resolution with the FERC and the IPUC.  The FERC matters have been resolved by the issuance of two FERC orders.  These matters are discussed in more detail in Notes 6 and 9 to the Consolidated Financial Statements.

For the three months ended June 30, 2003 and 2002, IE reported operating losses of $8 million and $21 million, respectively.  The second quarter loss is a result of general and administrative expenses associated with the continued performance of existing contracts along with legal expenses related to regulatory and legal disputes.

Operating losses were $25 million and $14 million for the six months ended June 30, 2003 and 2002, respectively.  This is largely the result of losses incurred in the first quarter of 2003 from the settlement of legal disputes.

IE anticipates that approximately 22 percent of its unrealized forward positions recorded as of June 30, 2003 will be settled by the end of 2003, 46 percent settled by the end of 2004 and 62 percent settled by the end of 2005.  All forward positions as of June 30, 2003 are expected to be settled within eight years.  Changes in market conditions in future periods could substantially change the amounts of gain or loss ultimately realized upon settlement of the contracts.

Revenues:  Operating revenues include sales of electricity and natural gas netted against purchases.  All financial transactions and unrealized income are presented on a net basis as operating revenue.  Operating expenses include general and administrative expenses, net gains or loss on legal disputes, transmission expenses and broker fees.

The following table presents IE's energy marketing revenues and volumes for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net operating revenues:
Electricity	$(1,091)	$(2,892)	$2,433	$12,670
Gas	38	(157)	107	5,261
Total operating revenues	$(1,053)	$(3,049)	$2,540	$17,931

Operating volumes (settled):
Electricity (MWh)	3,371,171	13,522,259	8,156,231	26,520,038
Gas (MMbtu)	8,450	11,706,894	2,255,881	23,880,601

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

The following table details the gross margin for energy marketing operations for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Gross Margin:
Realized or otherwise settled	$11,808	$21,680	$10,526	$51,629
Unrealized losses	(12,846)	(37,734)	(11,691)	(58,165)
Total	$(1,038)	$(16,054)	$(1,165)	$(6,536)

At June 30, 2003, 66 percent of the credit exposure related to IE's unrealized positions was with investment grade counterparties, seven percent was with non-investment grade counterparties and the remaining 27 percent was with non-rated counterparties.  The majority of the non-rated entities are municipalities, public utility districts and electric cooperatives.

The change in net fair value (energy marketing assets less energy marketing liabilities) between year-end 2002 and June 30, 2003 is explained as follows:

Net fair value of contracts outstanding as of 12/31/2002	$38,193
Contracts realized or otherwise settled during the period	(10,526)
Changes in net fair value attributable to market prices and other market changes	373
Net fair value of contracts outstanding as of 6/30/2003	$28,040

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

Adverse move
in fair value
Change in assumption used in fair value calculation

1% change in interest rates	$266
$1/MWh change in electricity prices	$29
$0.50/MMbtu change in gas prices	$-
1% change in volatility	$224

The following table presents the net fair value of contracts outstanding at June 30, 2003, disaggregated by source of fair value and maturity of contracts:

	Maturity			Maturity
	less than	Maturity	Maturity	in excess of
Source of Fair Value	1 year	1-3 years	4-5 years	5 years	Total

Prices actively quoted	$20,068	$6,851	$3,742	$-	$30,661
Prices provided by other
external sources	14,578	(7,525)	(14,126)	1,646	(5,427)
Prices based on models
and other valuation
methods	2,126	(1,148)	1,828	-	2,806
Total	$36,772	$(1,822)	$(8,556)	$1,646	$28,040

Prices actively quoted are quoted daily by brokers and trading exchanges such as NYMEX, TFS, Intercontinental and Bloomberg.  The time horizon is July 2003 through June 2008.  Products include physical, financial, swap, interest rate, index and basis for both natural gas and heavy load power.

Prices provided by other external sources are quoted periodically by brokers and trading exchanges such as TFS, APB, Prebon, Intercontinental and Bloomberg.  The time horizon is July 2003 through December 2010.  Products include physical, financial, swap, index and basis for both natural gas and heavy and light load power.

Prices derived from models and other valuation methods incorporate available current and historical pricing information.  The time horizon is July 2003 through December 2007.  Products include transmission, options and ancillary services related to heavy and light load power.

LIQUIDITY AND CAPITAL RESOURCES:

Operating Cash Flows
IDACORP's operating cash flows for the six months ended June 30, 2003 were $137 million compared to $124 million for the six months ended June 30, 2002.  This increase is attributed to cash received from IE of $28 million on contracts realized or otherwise settled, offset by decreased cash flows at IPC.

IPC's operating cash flows for the six months ended June 30, 2003 were $116 million compared to $137 million for the six months ended June 30, 2002.  This decrease was driven by current year tax payments of $50 million, partially offset by decreased purchased power expenditures of $22 million related to the FMC/Astaris Voluntary Load Reduction program.

Looking forward to the balance of the year, net cash provided by operating activities at IDACORP is forecasted to be $218 million, down from the previous estimate of $225 million.  IPC is forecasting that net operating cash will be approximately $176 million compared to its previous estimate of $190 million.  The decline in forecasted operating cash flows are attributable to increased operating expenses at IPC and the timing of payments of certain working capital amounts including income taxes offset by increases in cash expected from the continued wind down of IE.

Working Capital
Cash received from IFS of $36 million and IE of $23 million was used to pay down IDACORP's notes payable.

Decreases of $52 million in accounts receivable and $61 million in accounts payable at IE are attributed to contracts realized or otherwise settled and settled legal disputes with Truckee-Donner Public Utility District and Enron Power Marketing, Inc. and Enron North America Corp.

Energy marketing assets and liabilities reflect the fair value of energy marketing contracts as of the reporting date.  The fair value of these contracts is unrealized and therefore does not necessarily indicate a current source or use of funds.  The change in the net energy marketing assets and liabilities from December 31, 2002 to June 30, 2003 is primarily a reflection of the wind down of the energy marketing business.

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

The remaining changes in working capital are attributed to timing and normal business activity.

Contractual Obligations
The following table presents IDACORP's total contractual obligations in the respective periods in which they are due:

	2003	2004	2005	2006	2007	Thereafter

IPC long-term debt	$44	$50,077	$60,079	$82	$81,228	$739,370
Other long-term debt	7,396	11,433	10,286	8,634	6,550	11,330
IPC fuel supply contracts	15,969	30,970	27,466	27,300	9,266	22,856
IPC power purchase agreement	-	3,613	4,610	4,610	4,610	9,159

Pension Expense
IPC maintains a qualified defined benefit pension plan covering most employees.  Pension expense is dependent on several assumptions used in the actuarial valuation of the plan.  The primary assumptions are the long-term return on plan assets and the discount rate.  Annually, these assumptions are reviewed in light of changes in market conditions, trends and future expectations.  These assumptions and the results of actuarial valuations are discussed in the Annual Report on Form 10-K for the year ended December 31, 2002.

Pension expense is expected to increase from approximately $0 in 2002 to approximately $7 million during 2003.  For the six months ended June 30, 2003, pension expense of approximately $4 million was recorded.  Of these amounts, approximately 70-75 percent impact IPC's operations and maintenance expenses.  Based on current estimates, cash contributions during 2003 are not expected.

Capital Requirements
Utility Construction Program:  Current utility construction expenditures for generation, transmission and distribution are designed to meet continuing customer growth and to improve efficiencies of IPC's energy delivery systems.  Construction expenditures, excluding Allowance for Funds Used During Construction, were $57 million for the six months ended June 30, 2003 compared to $52 million for the same period in 2002.  IPC expects construction expenditures will be $150 million, $215 million and $200 million in 2003, 2004 and 2005, respectively.  Included in the 2004 and 2005 amounts are estimates for resource acquisitions in connection with IPC's 2002 IRP of between $55 million and $75 million.  The ultimate decision on whether these amounts will be expended will be based in part on the results of the current RFP process seeking new generating resources.   If IPC is the successful bidder with the self-build option, the expenditure of cash on the new generating resource would be funded through the issuance of long-term debt and to the extent deemed necessary, new equity or equity-like securities at IDACORP or IPC.  IPC may arrange short-term financing for the resource pending final credit consideration and regulatory review.  Construction expenditure estimates are subject to periodic review and adjustment in light of changing economic, regulatory, environmental and conservation factors.

Other Capital Requirements:  Capital requirements at IDACORP's other subsidiaries were $7 million for the six months ended June 30, 2003 compared to $47 million for the same period in 2002.  The decline in 2003 capital investment was attributable to the decision to reduce new investments in low-income housing projects in 2003.

IDACORP and IPC forecast that internal cash generation after dividends will provide approximately 88 percent of total capital requirements in 2003, and 80 percent during the two-year period 2004-2005.  The contribution for internal cash generation is dependent primarily upon IPC's cash flows from operations, which are subject to risks and uncertainties relating to weather and water conditions and IPC's ability to obtain rate relief to cover its operating costs.  IDACORP and IPC expect to continue financing the utility construction program and other capital requirements with internally generated funds and externally financed capital.

The forecast for internally generated cash for total capital requirements in 2003 has decreased from the 97 percent reported in the Annual Report on Form 10-K for the year ended December 31, 2002 due to continued below normal water conditions, warmer than normal temperatures during the first quarter 2003 and contract settlements.  The forecast for 2004-2005 has not changed materially from that reported in the Annual Report on Form 10-K for the year ended December 31, 2002.

Financing Programs
Credit facilities:  IDACORP has a $175 million facility that expires on March 19, 2004, and a $140 million facility that expires on March 25, 2005.  Under these facilities IDACORP pays a facility fee on the commitment, quarterly in arrears, based on its corporate credit rating.  Commercial paper may be issued up to the amounts supported by the bank credit facilities.

IPC has a $200 million facility that expires on March 19, 2004.  Under this facility IPC pays a facility fee on the commitment, quarterly in arrears, based on IPC's corporate credit rating.  IPC's commercial paper may be issued up to the amount supported by the bank credit facilities.  At June 30, 2003, IPC had regulatory authority to incur up to $250 million of short-term indebtedness.

Short-term financings:  At June 30, 2003, IDACORP's short-term borrowing totaled $110 million, compared to $166 million at December 31, 2002.  At June 30, 2003, IPC's short-term borrowings totaled $9 million, compared to $11 million at December 31, 2002.

Long-term financings:  IDACORP currently has two shelf registration statements totaling $800 million that can be used for the issuance of unsecured debt (including medium-term notes) and preferred or common stock.  At June 30, 2003, none had been issued.  IDACORP does not anticipate issuing new common equity or equity linked securities during the remainder of 2003.  In March 2003, IDACORP ceased issuing original issue shares of common stock and began purchasing shares on the open market for the Dividend Reinvestment Plan, the Employee Savings Plan, the Restricted Stock Plan and the IDACORP Long-Term Incentive and Compensation Plan.

On March 14, 2003, IPC filed a $300 million shelf registration statement that could be used for first mortgage bonds (including medium-term notes), unsecured debt and preferred stock.  On May 8, 2003, IPC issued $140 million of secured medium-term notes, which were divided into two series.  The first was $70 million First Mortgage Bonds 4.25% Series due 2013 and the second was $70 million First Mortgage Bonds 5.50% Series due 2033.  Proceeds were used to pay down IPC short-term borrowings incurred from the maturity and payment of $80 million First Mortgage Bonds 6.40% Series due 2003 and the early redemption of $80 million First Mortgage Bonds 7.50% Series due 2023, on May 1, 2003.  At June 30, 2003, $160 million remain available to be issued on this shelf registration statement.

On May 15, 2003, IPC amended its indenture and increased the limit of aggregate principal amount of first mortgage bonds that may be outstanding at any one time from $900 million to $1.1 billion.

IPC anticipates refinancing its $49.8 million Pollution Control Revenue Bonds 8.30% Series 1984 due 2014 to take advantage of the current low interest rate environment.  These bonds are callable on December 1, 2003 at premium of three percent, but the new pollution control bonds may be issued as early as September 1, 2003.

The following tax credit notes have been issued by IFS during 2003:

		Principal	Interest
Issue Date	Series	Amount	Rate	Maturity
March 12, 2003	2003-1	$25,475	5.00%	2003 - 2010
July 15, 2003	2003-2	15,000	3.98%	2003 - 2009

Additionally, $25 million of debt was secured by IFS from a corporate lender on July 25, 2003 at an interest rate of 3.65 percent, maturing from 2003-2008.

Proceeds from the issuance of these debt instruments were primarily used to pay intercompany notes to IDACORP.  IDACORP used these proceeds to pay short-term borrowings.  The debt for series 2003-1 is non-recourse to both IFS and IDACORP.  The debt for the remaining two issuances is recourse only to IFS.

LEGAL AND ENVIRONMENTAL ISSUES:

Legal and Other Proceedings
California Energy Proceedings at the FERC:
California Refund
The FERC issued its Order on Proposed Findings on Refund Liability on March 26, 2003.  In large part, the FERC affirmed the recommendations of its Administrative Law Judge (ALJ).  However, the FERC changed a component of the formula the ALJ was to apply when it adopted findings of its staff that published California spot market prices for gas did not reliably reflect the prices a gas market that had not been manipulated would have produced, despite the fact that many gas buyers paid those amounts.  The findings of the ALJ, as adjusted by the FERC's March 26, 2003 order, are expected to substantially increase the offsets to amounts still owed by the Cal ISO and the CalPX to the companies.  Calculations remain uncertain because the FERC has required the Cal ISO to correct a number of defects in its calculations and because the FERC has stated that if refunds will prevent a seller from recovering its California portfolio costs during the refund period, it will provide an opportunity for a cost showing by such a respondent.  As a result, IE is unsure of the impact this ruling will have on the refunds due from California.

IE, along with a number of other parties, filed a petition with the FERC on April 25, 2003 seeking review of the March 26, 2003 order.

Market Manipulation
In a November 20, 2002 order, the FERC permitted discovery and the submission of evidence respecting market manipulation by various sellers during the western power crises of 2000 and 2001.

On March 3, 2003, the California Parties (the investor owned utilities, the California Attorney General, the California Electricity Oversight Board and the California Public Utilities Commission) filed voluminous documentation asserting that a number of wholesale power suppliers, including IE and IPC had engaged in one of a variety of forms of conduct that the California Parties contended were impermissible.  Although the contentions of the California Parties were contained in more than 11 compact discs of data and testimony, approximately 12,000 pages, IE and IPC were mentioned in limited contexts-the overwhelming majority of the claims of the California Parties related to claims respecting the conduct of other parties.

As a consequence, the California Parties urged the FERC to apply the precepts of its earlier decision, to replace actual prices charged in every hour starting May 1, 2000 through the beginning of the existing refund period (October 2, 2000) with a Mitigated Market Clearing Price, seeking approximately $8 billion in refunds to the Cal ISO and the CalPX.  On March 20, 2003, numerous parties, including the companies, submitted briefs and responsive testimony.

In its March 26, 2003 order, discussed above, the FERC declined to generically apply its refund determinations across the board to sales by all market participants, although it stated that it reserved the right to provide remedies for the market against parties shown to have engaged in proscribed conduct.

On June 25, 2003, the FERC ordered over 50 entities that participated in the western wholesale power markets between January 1, 2000 and June 20, 2001, including IPC, to show cause why certain trading practices did not constitute gaming or anomalous market behavior in violation of the Cal ISO and CalPX tariffs.  The Cal ISO was ordered to provide data on each entity's trading practices within 21 days of the order, and each entity must respond explaining their trading practices within 45 days of receipt of the Cal ISO data.  With respect to IPC, the amounts in controversy do not appear to be material and the FERC has encouraged parties to settle these matters with the FERC Trial Staff.  The FERC also issued an order instituting an internal investigation of Anomalous Bidding Behavior and Practices in the Western Wholesale Power Markets.  In this investigation, the FERC will review evidence of alleged economic withholding of generation.  The FERC has determined that all bids into the CalPX and Cal ISO markets for more than $250 per MWh for the time period May 1, 2000 through October 1, 2000 will be considered prima facie evidence of economic withholding.  The FERC has issued data requests in this investigation to over 60 market participants including IPC.  If alleged violations in the show cause orders are proven or it is determined that IPC engaged in improper bidding, the FERC has indicated that sanctions may include disgorgement of alleged profits and other non-monetary actions, including possible revocation of market based rate authority and/or additional required provisions in codes of conduct.  IPC has received some information regarding these matters from the Cal ISO and is in the process of preparing responses to the FERC.  Based on the information received to date from the Cal ISO, IDACORP and IPC believe that any potential penalties imposed by the FERC would not have a significant impact on their consolidated financial position, results of operations or cash flows.

Other Legal Proceedings:  IDACORP, IPC and/or IE are involved in various lawsuits and legal proceedings, discussed above and in detail in Note 5 to the Consolidated Financial Statements.  The companies believe they have defenses to all lawsuits and legal proceedings where they have been named as defendants.  Resolution of any of these matters will take time, and the companies cannot predict the outcome of any of these proceedings.  The companies believe that their reserves are adequate for these matters.  IPC reached a settlement agreement with Idaho Rivers United requiring IPC to pay approximately $101,800.

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

U.S. Commodity Futures Trading Commission Investigations Regarding Trading Practices:  On October 2, 2002, the U.S. Commodity Futures Trading Commission (CFTC) issued a subpoena to IPC requesting, among other things, all records related to all natural gas and electricity trades by IPC involving "round trip trades," also known as "wash trades" or "sell/buyback trades" including, but not limited to those made outside the Western Systems Coordinating Council region.  The subpoena applies to both IE and IPC.  As discussed above, on May 22, 2002, both IE and IPC responded to a similar request from the FERC stating that they did not engage in "round trip" or "wash" trades.  By letter from the CFTC dated October 7, 2002, the Division of Enforcement agreed to hold in abeyance until a later date all items requested in the subpoena with the exception of one paragraph which related to three trades on a certain date with a specific party.  The companies provided the requested information.

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

Environmental Issues
Threatened and Endangered Snails:  In December 1992, the U.S. Fish and Wildlife Service (USFWS) listed five species of snails that inhabit the middle Snake River as threatened or endangered species under the Endangered Species Act (ESA).  In 1995, in preparation for the FERC relicensing of certain of IPC's hydroelectric projects, IPC obtained a permit from the USFWS to study the listed snails.  Since that date, IPC has been collecting field data and conducting studies in an effort to determine the status of the listed snails and how they may be affected by a variety of factors, including hydroelectric production, water quality and irrigation practices.

Based upon the studies initiated by IPC in 1995, in July and October of 2002, IPC, in cooperation with the State of Idaho, filed petitions with the USFWS to remove the Bliss Rapids snail and Idaho springsnail from the federal list of threatened and endangered wildlife.  Because of the pending relicensing proceedings at the FERC and the ESA consultation between the FERC and the USFWS on the potential effect of project operations on ESA listed snails, IPC submitted the petitions, and the studies upon which they were based, to the FERC for inclusion in the Mid-Snake and CJ Strike relicensing proceedings.

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

The report identified various discrepancies in the annual snail survey reports (1995-2001) that were used to support the petitions to delist the Bliss Rapids snail and Idaho springsnail.  Generally, these discrepancies included: errors in summarization of field data and the entry of the data into the macroinvertebrate database; errors in compiling data for analysis; calculation or extrapolation errors; and the lack of a standard measure for expressing snail relative abundance data.  While the report concluded that annual snail surveys were unreliable because of these discrepancies, it also concluded that the primary or underlying data that were used to prepare the annual survey reports appeared to be complete and, as a consequence, could be used to correct any errors in the annual reports.

Due to the importance of these snail data to issues pending in the relicensing of IPC's hydroelectric projects and the pending ESA consultation between the FERC and the USFWS, IPC retained the independent scientist that conducted the review to analyze the primary data used to prepare the 1995-2001 snail survey reports and to prepare new and corrected annual reports.  In its submission to the FERC, IPC has also requested that the pending ESA consultations and other decisions relative to the relicensing of the Mid-Snake and CJ Strike projects be held in abeyance pending preparation of the corrected annual snail survey reports.  On June 13, 2003, the FERC responded to IPC's request, advising that it had reviewed the information submitted by IPC on April 30, 2003 and had decided to not hold in abeyance the preparation of licensing orders with regard to the referenced projects and to proceed with the ESA consultation.  The FERC also advised that should IPC continue with the revision of the annual reports, and file them with the FERC, the FERC would consider them, and any other information filed by IPC, prior to issuing license orders. Also on June 13, 2003, the FERC requested that the USFWS provide the FERC with final biological opinions for the referenced projects within 60 days of June 13, 2003.  IPC is continuing to prepare revised annual snail survey reports for 1995-2001 and, upon completion, will provide them to the FERC for consideration with regard to the licensing of the projects.  IPC is uncertain at this time what the corrected reports will show or what their implications, if any, might be for filings IPC has previously made at the FERC, the biological opinions being prepared by the USFWS or the licensing of the referenced projects.

REGULATORY ISSUES:

Oregon Public Utility Commission
On April 29, 2003, the staff of the OPUC issued a report on trading activities during the western energy crisis in 2000-2001 by regulated utilities serving customers in Oregon including Portland General Electric, PacifiCorp and IPC.  With respect to IPC, the report reviews positions IPC has taken at the FERC on trading strategies, the FERC proceeding on market manipulation and issues voluntarily disclosed by IE and IPC in September 2002 regarding affiliate transactions.  The report acknowledges that IE and IPC have denied participating in the trading strategies.  The staff report recommended that staff report back in 90 days regarding whether the OPUC should open a formal investigation of IPC.  On June 12, 2003, the OPUC determined to suspend any further consideration of actions relating to IPC until after the IPUC and FERC had concluded their reviews.

Deferred Power Supply Costs
IPC's deferred power supply costs consist of the following at:

	June 30,	December 31,
	2003	2002

Oregon deferral	$13,949	$14,172

Idaho PCA current year power supply cost deferrals:
Deferral during the 2003-2004 rate year	3,934	-
Deferral during the 2002-2003 rate year	-	8,910
Astaris load reduction agreement	-	27,160

Idaho PCA true-up awaiting recovery:
Irrigation and small general service deferral for recovery in
the 2003-2004 rate year	-	12,049
Industrial customer deferral for recovery in the 2003-2004 rate year	-	3,744
Remaining true-up authorized May 2002	-	74,253
Remaining true-up authorized May 2003	47,091	-

Total deferral	$64,974	$140,288

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

On April 15, 2003, IPC filed its 2003-2004 PCA with the IPUC, and, with a small adjustment to the filing, the rates were approved by the IPUC and became effective on May 16, 2003.  As approved, IPC's rates have been adjusted to collect $81 million above 1993 base rates, a $114 million reduction from the 2002-2003 PCA.

Oregon:  IPC is also recovering calendar year 2001 extraordinary power supply costs applicable to the Oregon jurisdiction.  In two separate 2001 orders, the OPUC approved rate increases totaling six percent, which is the maximum annual rate of recovery allowed under Oregon state law.  These increases are recovering approximately $2 million annually.  The Oregon deferred balance was $14 million as of June 30, 2003.

Integrated Resource Plan
Every two years, IPC is required to file with the IPUC and OPUC an IRP, a comprehensive look at IPC's present and future demands for electricity and plans for meeting that demand.  The 2002 IRP identified the need for additional resources to address potential electricity shortfalls within IPC's utility service territory by mid-2005.

On February 11, 2003, the IPUC issued Order No. 29189, which accepted and acknowledged IPC's 2002 IRP as modified and directed IPC to implement certain changes in its 2004 IRP related to both the public process and the evaluation of demand-side options.  The accepted IRP indicated the purchase of 100 MW from the wholesale market for IPC's retail customers during June, July, November and December.  On February 24, 2003, IPC issued a formal RFP seeking bids for the construction of up to 200 MW of additional generation to support the growing seasonal demand for electricity in IPC's service area.  Bids were submitted to IPC on April 28, 2003.  A proposal for an IPC self-build option was submitted at the same time.  IPC is presently in the evaluation phase of the process, which is expected to be completed in the third quarter of 2003.

PPL Montana Power Purchase Agreement:  During May 2003, IPC and PPLM entered into a firm wholesale PPA under which IPC will purchase energy from PPLM during the heavy load hours of June, July and August from 2004 through 2009.  With the exception of the month of August 2004, in which the quantity of energy to be purchased is 26 MW per hour, during each month of the PPA IPC will purchase 83 MW per hour from PPLM at a price of $44.50 per MWh.  After deducting transmission losses, IPC will receive approximately 80 MW per hour.  The IPUC approved this PPA on July 8, 2003.

Automatic Meter Reading
On February 21, 2003, the IPUC issued Order No. 29196 which directed IPC to submit a plan no later than March 20, 2003 to replace its existing meters with advanced meters that are capable of both automated meter reading (AMR) and time-of-use pricing.  On April 15, 2003, the IPUC issued Order No. 29226, which modified and clarified Order No. 29196.  The requirement to commence installation in 2003 was removed; however, IPC is expected to implement AMR as soon as practicable, subject to updated analysis showing AMR to be cost effective for customers.  As ordered by the IPUC, IPC submitted an updated analysis on May 9, 2003.  A workshop with IPUC staff and other interested parties to discuss the analysis was held on May 19, 2003.  The IPUC issued Order No. 29291 on July 14, 2003, providing interested parties the opportunity to submit comments regarding IPC's updated analysis.  Should IPC be directed to implement an AMR system, a four-year implementation commencing in 2004 is estimated to cost $86 million.  IPC would include these costs in future rate filings.

Relicensing of Hydroelectric Projects
IPC, like other utilities that operate nonfederal hydroelectric projects, obtains licenses for its hydroelectric projects from the FERC.  These licenses generally last for 30 to 50 years depending on the size and complexity of the project.  Currently, the licenses for five hydroelectric projects have expired.  These projects continue to operate under annual licenses until the FERC issues a new permanent license.  Three more hydroelectric project licenses will expire by 2010.

IPC is actively pursuing the relicensing of these projects, a process that may continue for the next ten to 15 years.  The current status of IPC's relicensing efforts is summarized in the table below.

Projects	Current status
Bliss, Upper Salmon Falls, Lower Salmon Falls, Shoshone Falls and CJ Strike	Annual licenses issued under terms and conditions of the expired permanent license. Final Environmental Impact Statements have been issued. FERC licenses anticipated in late 2003.

Upper Malad and Lower Malad	License expires in 2004. New license application filed in July 2002.

Brownlee-Oxbow-Hells Canyon	License expires in 2005. New license application filed in July 2003.

The most significant relicensing effort is the HCC, which provides approximately two-thirds of IPC's hydroelectric generation capacity and 40 percent of its total generating capacity.  IPC developed the license application for the HCC through a collaborative process involving representatives of state and federal agencies, businesses, environmental, tribal, customer, local government and local landowner interests.  The license application for the HCC was filed in July 2003. The application includes existing and proposed PM&E measures estimated to total (assuming a 30-year license) approximately $106 million in the first five years of the license and $218 million over the following 25 years.  However, the actual costs of the PM&E measures and other costs associated with the relicensing of the project will not be known until the new license is issued by the FERC. The current license for the project expires in July 2005.  IPC will thereafter operate the project under annual licenses issued by the FERC until the new license is issued.

The four Mid-Snake River projects, Bliss, Upper Salmon Falls, Lower Salmon Falls and Shoshone Falls, and the CJ Strike projects, may affect five species of snails listed under the ESA.  See previous discussion in "LEGAL AND ENVIRONMENTAL ISSUES - Environmental Issues - Threatened and Endangered Snails."

At June 30, 2003, $54 million of pre-relicensing costs were included in Construction Work in Progress (CWIP) and $8 million of pre-relicensing costs were included in Electric Plant in Service.  The pre-relicensing costs are recorded and held in CWIP until a new permanent license or annual license is issued by the FERC, at which time the charges are transferred to Electric Plant in Service.  Pre-relicensing costs as well as costs related to the new licenses, as referenced above, will be submitted to regulators for recovery through the rate-making process.  The relicensing process is discussed more fully in IDACORP'S and IPC's Annual Report on Form 10-K for the year ended December 31, 2002.

American Rivers Petition:  On May 1, 2003, American Rivers and Idaho Rivers United petitioned the United States Court of Appeals for the District of Columbia Circuit requesting that the court issue a Writ of Mandamus compelling the FERC to respond to a petition American Rivers filed with the FERC in 1997 requesting that the FERC initiate formal consultation pursuant to Section 7(a)(2) of the ESA with the National Marine Fisheries Service (NMFS) on the effects of the ongoing operations of IPC's HCC on four species of Snake River salmon and steelhead trout that are listed as threatened or endangered under the ESA.  American Rivers contends that consultation is necessary because the operations of the HCC have a current, adverse impact on the listed anadromous fish.

IPC contested the 1997 petition before the FERC on several bases: first, that there is no evidence to support the American Rivers contention that the operations of the HCC have an adverse impact on ESA listed species; and second, that neither the ESA nor the FPA grant the FERC the type of discretionary federal control that constitutes the consultation-triggering federal action required under Section 7(a)(2) of the ESA.  Since 1997, the FERC has taken no action on the pending petition, but has been engaged in informal discussions with IPC and the NMFS on issues associated with the effect of HCC operations on fishery resources below the HCC.  Some of these discussions have occurred in the context of the Snake River Basin Adjudication mediation, which is subject to a court imposed confidentiality order.

On June 30, 2003, the FERC filed a response to the Petition for Mandamus.  The FERC opposed the petition, first, because there was no federal action before the FERC to trigger a consultation responsibility under ESA Section 7(a)(2); second, because there was no evidence to substantiate the allegations of the petitioners that the ESA listed species have continued to decline since the filing of the original petition with the FERC in 1997; and lastly, because there were no grounds to support the allegations of unreasonable delay given the ongoing interaction between the FERC, IPC and other interested parties with regard to issues associated with the ESA listed species and the HCC.  IPC filed a brief in support of the FERC's position on July 3, 2003.  The petitioners filed a reply in support of the Petition for Mandamus with the court on July 8, 2003.

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

On April 28, 2003, the FERC issued a White Paper, which sets forth the FERC's new wholesale power market platform and identifies revisions to its July 2002 proposed SMD given concerns raised in response to the NOPR.  The White Paper emphasizes a focus on the formation of RTOs and on ensuring that all independent transmission organizations have sound market rules.  The White Paper further indicates that the implementation schedule will vary depending on regional needs and will also allow for regional differences.  This White Paper was developed based on input from numerous state regulatory agencies, utility companies, industry and consumer groups, as well as the public.  The FERC's stated goals with respect to wholesale power markets include:  reliable and reasonably priced electric service for all customers; sufficient electric infrastructure; transparent markets with fair rules for all market participants; stability and regulatory certainty for customers, the electric power industry, and investors; technological innovation; and efficient use of the nation's resources.  The White Paper proposes a significant role being played by regional authorities in setting up regional power markets.  IPC is evaluating the White Paper and recognizes there is uncertainty regarding the timing and outcome of the rulemaking.  Accordingly, the likely impact on IPC's operations is unknown.

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

When buying and selling energy, the volatility of energy prices can have a significant negative impact on profitability if not appropriately managed.  Also, counterparty creditworthiness is key to ensuring that transactions entered into can withstand potentially dramatic market fluctuations.  To manage the risks inherent in the energy commodity industry, IE's Risk Management Committee (RMC), comprised of IDACORP and IE officers, oversees IE's risk management program as defined in the risk management policy.  The objective of IE's risk management program is to manage the risk associated with the purchase and sale of natural gas and electricity within levels established by the RMC.  IE's policy also allows the use of these commodity derivative instruments for trading purposes in support of its operations.

The value-at-risk (VAR) measure is a tool used by IE's RMC to understand on a daily basis the potential impact on earnings arising from changes in market prices.

The June 30, 2003 VAR for energy marketing operations is approximately $197,000 at a 95 percent confidence level and $278,000 at a 99 percent confidence level, both for a holding period of one business day.  The average VAR for the three months ended June 30, 2003, at a 95 percent confidence level and one-day holding period, was approximately $205,000 compared to $1.5 million during the three months ended June 30, 2002.  The average VAR for the six months ended June 30, 2003, at a 95 percent confidence level and one-day holding period was approximately $313,000 compared to $1.4 million during the six months ended June 30, 2002.  The VAR was calculated using an analytic VAR methodology.  This methodology computes VAR based upon positions and forward market prices as of June 30, 2003, and historical forward price volatility and correlation.  The VAR is understood to be a forecast and is not guaranteed to occur.  The 95 percent confidence level and one-day holding period imply that there is a five percent chance that the daily loss will exceed approximately $197,000.  The 99 percent confidence level implies a one percent chance that daily loss will exceed $278,000.  The VAR calculation is principally affected by market prices and volatility of prices.  The RMC actively manages the risk to keep IE's trading activities within trading limits.

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

At June 30, 2003, 66 percent of the credit exposure related to IE's unrealized positions was with investment grade counterparties, seven percent was with non-investment grade counterparties and the remaining 27 percent was with non-rated counterparties.  The majority of the non-rated entities are municipalities, public utility districts and electric cooperatives.  More than 50 percent of IE's total credit exposure is to one investment grade counterparty under a contract with less than two years remaining.  The following table presents the maturity of credit risk exposure for energy marketing at June 30, 2003:

	Less than	2-5	More than
	2 Years	Years	5 Years	Total
Investment Grade	$63,751	$2,270	$1,342	$67,363
Non-Investment Grade	3,793	3,270	-	7,063
No External Ratings	22,483	5,265	525	28,273
Total	$90,027	$10,805	$1,867	$102,699

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Disclosure controls and procedures:

The Chief Executive Officer and Chief Financial Officer of IDACORP, Inc., based on their evaluation of IDACORP, Inc.'s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2003, have concluded that IDACORP, Inc.'s disclosure controls and procedures are effective.

The Chief Executive Officer and Chief Financial Officer of Idaho Power Company, based on their evaluation of Idaho Power Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2003, have concluded that Idaho Power Company's disclosure controls and procedures are effective.

(b)  Changes in internal control over financial reporting:

There has been no change in IDACORP, Inc.'s or Idaho Power Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during IDACORP, Inc.'s or Idaho Power Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect IDACORP, Inc.'s or Idaho Power Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Note 5 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the Quarterly Report on Form 10-Q for the three months ended March 31, 2003.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

As part of their compensation, directors of IDACORP, Inc. who are not employees each received a grant of common stock equal to $16,000 on July 18, 2003.  The stock was issued without registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

IDACORP, Inc.:

(a)	Regular annual meeting of IDACORP, Inc.'s stockholders, held May 15, 2003 in Boise,
Idaho.

(b)	Directors elected at the meeting for a three-year term:
Christopher L. Culp	Peter S. O'Neill
Gary G. Michael	Jan B. Packwood

Continuing Directors:
Rotchford L. Barker	Evelyn Loveless
John B. Carley	Jon H. Miller
Jack K. Lemley	Robert A. Tintsman

(c)	1)	To elect four Director Nominees:

Name	For	Withheld	Total Voted
Christopher L. Culp	29,936,048	1,228,474	31,164,522
Gary G. Michael	29,908,954	1,225,568	31,164,522
Peter S. O'Neill	30,242,195	922,327	31,164,522
Jan B. Packwood	30,235,671	928,851	31,164,522

2)	To ratify the selection of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2003:

Class of Stock	For	Against	Abstain	Total Voted
Common	29,706,328	1,176,819	281,375	31,164,522

Idaho Power Company:

(a)	Regular annual meeting of Idaho Power Company's stockholders, held May 15,
2003 in Boise, Idaho.

(b)	Directors elected at the meeting for a three-year term:
Christopher L. Culp	Peter S. O'Neill
Gary G. Michael	Jan B. Packwood

Continuing Directors:
Rotchford L. Barker	Evelyn Loveless
John B. Carley	Jon H. Miller
Jack K. Lemley	Robert A. Tintsman

(c)	1)	To elect four Director Nominees:

Common	4% Preferred	7.68% Preferred
Name	For	Withheld	For	Withheld	For	Withheld
Christopher L. Culp	37,612,351	-	1,781,140	16,280	88,273	1190
Gary G. Michael	37,612,351	-	1,768,820	28,600	88,273	1190
Peter S. O'Neill	37,612,351	-	1,780,040	17,380	88,273	1190
Jan B. Packwood	37,612,351	-	1,775,160	22,260	88,273	1190

2)	To ratify the selection of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2003:

Class of Stock	For	Against	Abstain	Total Voted
Common	37,612,351	-	-	37,612,351
4% Preferred	1,771,020	15,040	11,360	1,797,420
7.68% Preferred	88,588	400	475	89,463
Total	39,471,959	15,440	11,835	39,499,234

ITEM 5. OTHER INFORMATION

Evelyn Loveless resigned from the Board of Directors of IDACORP, Inc. and Idaho Power Company in July 2003 because she reached the mandatory retirement age of 70.  Ms. Loveless served with distinction as director of Idaho Power Company since 1987 and IDACORP, Inc. since 1998.

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

*3(a)(iii)	1-3198 Form 10-Q for 6/30/00	3(a)(iii)	Articles of Amendment to Restated Articles of Incorporation of IPC as filed with the Secretary of State of Idaho on June 15, 2000.

*3(b)	1-3198 Form 10-Q for 3/31/03	3(b)	By-laws of IPC amended on March 20, 2003, and presently in effect.

*3(c)	33-56071	3(d)	Articles of Share Exchange, as filed with the Secretary of State of Idaho on September 29, 1998.

*3(d)	333-64737	3.1	Articles of Incorporation of IDACORP, Inc.

*3(d)(i)	333-64737	3.2	Articles of Amendment to Articles of Incorporation of IDACORP, Inc. as filed with the Secretary of State of Idaho on March 9, 1998.

*3(d)(ii)	333-00139	3(b)	Articles of Amendment to Articles of Incorporation of IDACORP, Inc. creating A Series Preferred Stock, without par value, as filed with the Secretary of State of Idaho on September 17, 1998.

*3(e)	333-104254	4(e)	Amended Bylaws of IDACORP, Inc. amended on March 20, 2003, and presently in effect.

*4(a)(i)	2-3413	B-2	Mortgage and Deed of Trust, dated as of October 1, 1937, between IPC and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company) and R. G. Page, as Trustees.

*4(a)(ii)			IPC Supplemental Indentures to Mortgage and Deed of Trust:

			Number	Dated
	1-MD	B-2-a	First	July 1, 1939
	2-5395	7-a-3	Second	November 15, 1943
	2-7237	7-a-4	Third	February 1, 1947
	2-7502	7-a-5	Fourth	May 1, 1948
	2-8398	7-a-6	Fifth	November 1, 1949
	2-8973	7-a-7	Sixth	October 1, 1951
	2-12941	2-C-8	Seventh	January 1, 1957
	2-13688	4-J	Eighth	July 15, 1957
	2-13689	4-K	Ninth	November 15, 1957
	2-14245	4-L	Tenth	April 1, 1958
	2-14366	2-L	Eleventh	October 15, 1958
	2-14935	4-N	Twelfth	May 15, 1959
	2-18976	4-O	Thirteenth	November 15, 1960
	2-18977	4-Q	Fourteenth	November 1, 1961
	2-22988	4-B-16	Fifteenth	September 15, 1964
	2-24578	4-B-17	Sixteenth	April 1, 1966
	2-25479	4-B-18	Seventeenth	October 1, 1966
	2-45260	2(c)	Eighteenth	September 1, 1972
	2-49854	2(c)	Nineteenth	January 15, 1974
	2-51722	2(c)(i)	Twentieth	August 1, 1974
	2-51722	2(c)(ii)	Twenty-first	October 15, 1974
	2-57374	2(c)	Twenty-second	November 15, 1976
	2-62035	2(c)	Twenty-third	August 15, 1978
	33-34222	4(d)(iii)	Twenty-fourth	September 1, 1979
	33-34222	4(d)(iv)	Twenty-fifth	November 1, 1981
	33-34222	4(d)(v)	Twenty-sixth	May 1, 1982
	33-34222	4(d)(vi)	Twenty-seventh	May 1, 1986
	33-00440	4(c)(iv)	Twenty-eighth	June 30, 1989
	33-34222	4(d)(vii)	Twenty-ninth	January 1, 1990
	33-65720	4(d)(iii)	Thirtieth	January 1, 1991
	33-65720	4(d)(iv)	Thirty-first	August 15, 1991
	33-65720	4(d)(v)	Thirty-second	March 15, 1992
	33-65720	4(d)(vi)	Thirty-third	April 1, 1993
	1-3198 Form 8-K Dated 12/17/93	4	Thirty-fourth	December 1, 1993
	1-3198 Form 8-K Dated 11/21/00	4	Thirty-fifth	November 1, 2000
	1-3198 Form 8-K Dated 9/27/01	4	Thirty-sixth	October 1, 2001

	1-3198 Form 8-K Dated 4/15/03	4	Thirty-seventh	April 1, 2003

4(a)(iii)			Thirty-eighth	May 15, 2003

*4(b)	1-3198 Form 10-Q for 6/30/00	4(b)	Instruments relating to IPC American Falls bond guarantee (see Exhibit 10(c)).

*4(c)	33-65720	4(f)	Agreement of IPC to furnish certain debt instruments.

*4(d)	33-00440	2(a)(iii)	Agreement and Plan of Merger dated March 10, 1989, between Idaho Power Company, a Maine Corporation, and Idaho Power Migrating Corporation.

*4(e)	1-14465 Form 8-K dated September 15, 1998	4	Rights Agreement, dated as of September 10, 1998, between IDACORP, Inc. and Wells Fargo Bank Minnesota, N.A., as successor to The Bank of New York, as Rights Agent.

*4(f)	1-14465 Form 8-K dated February 28, 2001	4.1	Indenture for Senior Debt Securities dated as of February 1, 2001, between IDACORP, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee.

*4(g)	1-14465 Form 8-K dated February 28, 2001	4.2

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

*10(d)	2-62034	5(r)	Guaranty Agreement, dated as of August 30, 1974, between IPC and Pacific Power & Light Company.

*10(e)	2-56513	5(i)	Letter Agreement, dated January 23, 1976, between IPC and Portland General Electric Company.

*10(e)(i)	2-62034	5(s)	Agreement for Construction, Ownership and Operation of the Number One Boardman Station on Carty Reservoir, dated as of October 15, 1976, between Portland General Electric Company and IPC.

*10(e)(ii)	2-62034	5(t)	Amendment, dated September 30, 1977, relating to agreement filed as Exhibit 10(e).

*10(e)(iii)	2-62034	5(u)	Amendment, dated October 31, 1977, relating to agreement filed as Exhibit 10(e).

*10(e)(iv)	2-62034	5(v)	Amendment, dated January 23, 1978, relating to agreement filed as Exhibit 10(e).

*10(e)(v)	2-62034	5(w)	Amendment, dated February 15, 1978, relating to agreement filed as Exhibit 10(e).

*10(e)(vi)	2-68574	5(x)	Amendment, dated September 1, 1979, relating to agreement filed as Exhibit 10(e).

*10(f)	2-68574	5(z)	Participation Agreement, dated September 1, 1979, relating to the sale and leaseback of coal handling facilities at the Number One Boardman Station on Carty Reservoir.

*10(g)	2-64910	5(y)	Agreements for the Operation, Construction and Ownership of the North Valmy Power Plant Project, dated December 12, 1978, between Sierra Pacific Power Company and IPC.

*10(h)(i) 1	1-3198 Form 10-K for 1996	10(n)(iv)	The Revised Security Plan for Senior Management Employees - a non-qualified, deferred compensation plan effective August 1, 1996.

*10(h)(ii) 1	1-14465 1-3198 Form 10-K for 2001	10(n)(ii)	The Executive Annual Incentive Plan for senior management employees of IPC effective January 1, 2001.

*10(h)(iii) 1	1-3198 Form 10-K for 1994	10(n)(iii)	The 1994 Restricted Stock Plan for officers and key executives of IDACORP, Inc. and IPC effective July 1, 1994.

*10(h)(iv) 1	1-14465 1-3198 Form 10-K for 1998	10(h)(iv)	The Revised Security Plan for Board of Directors - a non-qualified, deferred compensation plan effective August 1, 1996, revised March 8, 1999, as amended.

*10(h)(v) 1	1-14465 1-3198 Form 10-K for 2002	10(h)(v)	IDACORP, Inc. Non-Employee Directors Stock Compensation Plan as of May 17, 1999, as amended.

*10(h)(vi)	1-3198 Form 10-Q for 6/30/99	10(g)	Executive Employment Agreement dated April 12, 1999 between IPC and Marlene Williams.

*10(h)(vii)	1-14465 Form 10-Q for 9/30/99	10(h)	Agreement between IDACORP, Inc. and Jan B. Packwood, J. LaMont Keen, James C. Miller, Darrel T. Anderson, Bryan Kearney, Robert W. Stahman and Marlene K. Williams.

*10(h)(viii) 1	1-14465 1-3198 Form 10-Q for 3/31/02	10(i) 10(h)(ix)	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, as amended.

*10(h)(ix) 1	1-14465 1-3198 Form 10-K for 2002	10(h)(x)	IDACORP Energy, L.P. 2002 Incentive Plan.

*10(h)(x) 1	1-14465 1-3198 Form 10-K for 2002	10(h)(xi)	IDACORP, Inc. 2002 Executive Incentive Plan.

*10(i)	33-65720	10(h)	Framework Agreement, dated October 1, 1984, between the State of Idaho and IPC relating to IPC's Swan Falls and Snake River water rights.

1 Compensatory plan

*10(i)(i)	33-65720	10(h)(i)	Agreement, dated October 25, 1984, between the State of Idaho and IPC relating to the agreement filed as Exhibit 10(i).

*10(i)(ii)	33-65720	10(h)(ii)	Contract to Implement, dated October 25, 1984, between the State of Idaho and IPC relating to the agreement filed as Exhibit 10(i).

*10(j)	33-65720	10(m)

Agreement Regarding the Ownership, Construction, Operation and Maintenance of the Milner Hydroelectric Project (FERC No. 2899), dated January 22, 1990, between IPC and the Twin Falls Canal Company and the Northside Canal Company Limited.

*10(j)(i)	33-65720	10(m)(i)	Guaranty Agreement, dated February 10, 1992, between IPC and New York Life Insurance Company, as Note Purchaser, relating to $11,700,000 Guaranteed Notes due 2017 of Milner Dam Inc.

10(k)			Power Purchase Agreement between IPC and PPL Montana, LLC, dated March 1, 2003 and Revised Confirmation Agreement dated May 9, 2003.

12			Statement Re: Computation of Ratio of Earnings to Fixed Charges. (IDACORP, Inc.)

12(a)			Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges. (IDACORP, Inc.)

12(b)			Statement Re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements. (IDACORP, Inc.)

12(c)			Statement Re: Computation of Supplemental Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements. (IDACORP, Inc.)

12(d)			Statement Re: Computation of Ratio of Earnings to Fixed Charges. (IPC)

12 (e)			Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges. (IPC)

12(f)			Statement Re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements. (IPC)

12(g)			Statement Re: Computation of Supplemental Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements. (IPC)

15			Letter Re: Unaudited Interim Financial Information

*21	1-14465 1-3198 Form 10-K for 2002	21	Subsidiaries of IDACORP, Inc. and IPC.

31(a)			Rule 13a-14(a) certification.

31(b)			Rule 13a-14(a) certification.

31(c)			Rule 13a-14(a) certification.

31(d)			Rule 13a-14(a) certification.

32(a)			Section 1350 certification.

32(b)			Section 1350 certification.

(b)  Reports on SEC Form 8-K.  The following Reports on Form 8-K were filed for the three months ended June 30, 2003:

Items Reported
Date of Report

Filed by

Item 7 - Financial Statements and Exhibits	April 15, 2003	Idaho Power Company
Item 7 - Financial Statements and Exhibits	May 1, 2003	IDACORP, Inc. and Idaho Power Company
Item 7 - Financial Statements and Exhibits	May 7, 2003	IDACORP, Inc. and Idaho Power Company
Items 5 and 7- Other Events and Regulation FD	May 16, 2003	IDACORP, Inc. and Idaho Power Company
Disclosure and Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDACORP, Inc.
(Registrant)

Date	August 7, 2003	By:	/s/	Jan B. Packwood
Jan B. Packwood
President and Chief Executive Officer
and Director

Date	August 7, 2003	By:	/s/	Darrel T. Anderson
Darrel T. Anderson
Vice President, Chief Financial Officer
and Treasurer
(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDAHO POWER COMPANY
(Registrant)

Date	August 7, 2003	By:	/s/	J. LaMont Keen
J. LaMont Keen
President and Chief Operating Officer

Date	August 7, 2003	By:	/s/	Darrel T. Anderson
Darrel T. Anderson
Vice President, Chief Financial Officer
and Treasurer
(Principal Accounting Officer)