Form 10-Q
period 2003-09-30
IDAHO POWER CO; IDACORP INC
filed 2003-11-06
CIK 49648, 1057877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549
FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes   X    No  ___

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

IDACORP, Inc.	Yes X No ___
Idaho Power Company	Yes No X

Number of shares of Common Stock outstanding as of September 30, 2003:

IDACORP, Inc.:	38,206,621
Idaho Power Company:	37,612,351 all held by IDACORP, Inc.

This combined Form 10-Q represents separate filings by IDACORP, Inc. and Idaho Power Company.  Information contained herein relating to an individual registrant is filed by that registrant on its own behalf.  Idaho Power Company makes no representations as to the information relating to IDACORP, Inc.'s other operations.

COMMONLY USED TERMS

AG	-	California Attorney General
ALJ	-	Administrative Law Judge
ARO	-	Asset Retirement Obligation
BMPP	-	Bennett Mountain Power Plant
Cal ISO	-	California Independent System Operator
CalPX	-	California Power Exchange
EPS	-	Earnings per share
FASB	-	Financial Accounting Standards Board
FERC	-	Federal Energy Regulatory Commission
FIN	-	FASB Interpretation
FPA	-	Federal Power Act
GAAP	-	Accounting Principles Generally Accepted in the United States of America
HCC	-	Hells Canyon Complex
Ida-West	-	Ida-West Energy, a subsidiary of IDACORP, Inc.
IE	-	IDACORP Energy, a subsidiary of IDACORP, Inc.
IFS	-	IDACORP Financial Services, Inc., a subsidiary of IDACORP, Inc.
IPC	-	Idaho Power Company, a subsidiary of IDACORP, Inc.
IPUC	-	Idaho Public Utilities Commission
IRP	-	Integrated Resource Plan
MD&A	-	Management's Discussion and Analysis
MMbtu	-	Million British Thermal Units
MMCP	-	Mitigated Market Clearing Price
MW	-	Megawatt
MWh	-	Megawatt-hour
NPC	-	Nevada Power Company
OPUC	-	Oregon Public Utility Commission
PCA	-	Power Cost Adjustment
PM&E	-	Protection, Mitigation and Enhancement
PMC	-	Plaintiffs' Master Complaint
PPA	-	Power Purchase Agreement
PPLM	-	PPL Montana, LLC
REA	-	Rural Electrification Administration
RFP	-	Request for Proposal
RMC	-	Risk Management Committee
RTOs	-	Regional Transmission Organizations
S&P	-	Standard & Poor's
SCE	-	Southern California Edison
SET	-	Sempra Energy Trading
SFAS	-	Statement of Financial Accounting Standards
WSPP	-	Western Systems Power Pool

INDEX

Page

Part I. Financial Information:
Item 1. Financial Statements (unaudited)
IDACORP, Inc.:
Consolidated Statements of Income	1-2
Consolidated Balance Sheets	3-4
Consolidated Statements of Cash Flows	5
Consolidated Statements of Comprehensive Income	6
Notes to Consolidated Financial Statements	7-24
Independent Accountants' Report	25
Idaho Power Company:
Consolidated Statements of Income	27-28
Consolidated Balance Sheets	29-30
Consolidated Statements of Capitalization	31
Consolidated Statements of Cash Flows	32
Consolidated Statements of Comprehensive Income	33
Notes to Consolidated Financial Statements	34-35
Independent Accountants' Report	36

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	37-62

Item 3. Quantitative and Qualitative Disclosures about Market Risk	62-63

Item 4. Controls and Procedures	63-64

Part II. Other Information:

Item 1. Legal Proceedings	64

Item 5. Other Information	64

Item 6. Exhibits and Reports on Form 8-K	64-69

Signatures	70-71

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
(unaudited)

	Three Months Ended September 30,
	2003	2002
	(thousands of dollars except for per
	share amounts)
OPERATING REVENUES:
Electric utility:
General business	$188,247	$216,452
Off-system sales	16,442	10,859
Other revenues	10,172	10,217
Total electric utility revenues	214,861	237,528
Energy marketing	17,193	18,917
Other	7,174	3,131
Total operating revenues	239,228	259,576

OPERATING EXPENSES:
Electric utility:
Purchased power	77,280	50,240
Fuel expense	25,606	26,529
Power cost adjustment	(9,787)	57,153
Other operations and maintenance	54,276	53,139
Depreciation	24,439	23,577
Taxes other than income taxes	5,164	5,069
Total electric utility expenses	176,978	215,707
Energy marketing:
Cost of revenues	(1,733)	12,335
Selling, general and administrative	8,070	5,887
Other	7,939	9,027
Total operating expenses	191,254	242,956

OPERATING INCOME (LOSS):
Electric utility	37,883	21,821
Energy marketing	10,856	695
Other	(765)	(5,896)
Total operating income	47,974	16,620

OTHER INCOME (EXPENSE)	2,131	(1,373)

INTEREST EXPENSE AND OTHER:
Interest on long-term debt	14,571	13,089
Other interest	407	2,858
Preferred dividends of Idaho Power Company	847	919
Total interest expense and other	15,825	16,866

INCOME (LOSS) BEFORE INCOME TAXES	34,280	(1,619)

INCOME TAX EXPENSE (BENEFIT)	(12,495)	(38,527)

NET INCOME	$46,775	$36,908

AVERAGE COMMON SHARES
OUTSTANDING (000's)	38,200	37,771

EARNINGS PER SHARE OF COMMON
STOCK (basic and diluted)	$1.22	$0.98

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Income
(unaudited)

	Nine Months Ended September 30,
	2003	2002
	(thousands of dollars except for per
	share amounts)
OPERATING REVENUES:
Electric utility:
General business	$529,922	$590,136
Off-system sales	54,889	41,994
Other revenues	31,100	30,079
Total electric utility revenues	615,911	662,209
Energy marketing	19,733	36,848
Other	15,788	9,944
Total operating revenues	651,432	709,001

OPERATING EXPENSES:
Electric utility:
Purchased power	122,904	111,614
Fuel expense	75,052	76,165
Power cost adjustment	67,443	133,378
Other operations and maintenance	164,398	155,750
Depreciation	72,853	69,932
Taxes other than income taxes	15,572	15,415
Total electric utility expenses	518,222	562,254
Energy marketing:
Cost of revenues	1,972	36,802
Selling, general and administrative	21,254	16,470
Net (gain) loss on legal disputes	10,938	(2,775)
Other	25,637	24,630
Total operating expenses	578,023	637,381

OPERATING INCOME (LOSS):
Electric utility	97,689	99,955
Energy marketing	(14,431)	(13,649)
Other	(9,849)	(14,686)
Total operating income	73,409	71,620

OTHER INCOME	6,132	6,348

INTEREST EXPENSE AND OTHER:
Interest on long-term debt	44,213	40,170
Other interest	2,418	8,065
Preferred dividends of Idaho Power Company	2,581	3,579
Total interest expense and other	49,212	51,814

INCOME BEFORE INCOME TAXES	30,329	26,154

INCOME TAX EXPENSE (BENEFIT)	(12,495)	(38,527)

NET INCOME	$42,824	$64,681

AVERAGE COMMON SHARES
OUTSTANDING (000's)	38,179	37,665

EARNINGS PER SHARE OF COMMON
STOCK (basic and diluted)	$1.12	$1.72

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2003	2002
ASSETS	(thousands of dollars)

CURRENT ASSETS:
Cash and cash equivalents	$26,194	$42,736
Receivables:
Customer	115,572	176,846
Allowance for uncollectible accounts	(43,057)	(43,311)
Employee notes	8,113	7,646
Other	12,877	11,881
Energy marketing assets	1,775	85,138
Accrued unbilled revenues	28,456	35,714
Materials and supplies (at average cost)	21,595	22,812
Fuel stock (at average cost)	4,387	6,943
Prepayments	29,552	34,872
Regulatory assets	7,017	17,147
Total current assets	212,481	398,424

INVESTMENTS	203,755	206,348

PROPERTY, PLANT AND EQUIPMENT:
Utility plant in service	3,164,212	3,086,965
Accumulated provision for depreciation	(1,363,765)	(1,294,961)
Utility plant in service - net	1,800,447	1,792,004
Construction work in progress	110,552	96,209
Utility plant held for future use	2,705	2,335
Other property, net of accumulated depreciation	10,667	15,950
Property, plant and equipment - net	1,924,371	1,906,498

OTHER ASSETS:
American Falls and Milner water rights	31,585	31,585
Company-owned life insurance	35,748	35,299
Energy marketing assets - long-term	17,275	64,733
Regulatory assets	424,961	482,159
Long-term receivable	43,457	73,941
Other	54,534	50,507
Total other assets	607,560	738,224

TOTAL	$2,948,167	$3,249,494

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2003	2002
LIABILITIES AND SHAREHOLDERS' EQUITY	(thousands of dollars)

CURRENT LIABILITIES:
Current maturities of long-term debt	$70,183	$89,592
Notes payable	25,044	176,200
Accounts payable	54,305	130,930
Energy marketing liabilities	4,861	59,917
Taxes accrued	96,019	46,565
Interest accrued	22,649	13,639
Deferred income taxes	4,869	21,203
Other	27,040	35,119
Total current liabilities	304,970	573,165

OTHER LIABILITIES:
Deferred income taxes	538,976	595,820
Energy marketing liabilities - long-term	17,275	51,761
Regulatory liabilities	114,126	114,247
Other	98,891	87,605
Total other liabilities	769,268	849,433

LONG-TERM DEBT	951,956	898,676

COMMITMENTS AND CONTINGENT LIABILITIES

PREFERRED STOCK OF IDAHO POWER COMPANY	52,484	53,393

SHAREHOLDERS' EQUITY:
Common stock, no par value (shares authorized 120,000,000;
38,341,358 and 38,152,436 shares issued, respectively)	473,884	470,361
Retained earnings	404,877	415,315
Accumulated other comprehensive income (loss)	(4,734)	(7,109)
Treasury stock at cost (134,737 and 134,667 shares, respectively)	(4,538)	(3,740)
Total shareholders' equity	869,489	874,827

TOTAL	$2,948,167	$3,249,494

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2003	2002
	(thousands of dollars)
OPERATING ACTIVITIES:
Net income	$42,824	$64,681
Adjustments to reconcile net income to net cash provided by
operating activities:
Net non-cash loss on legal disputes	10,938	-
Allowance for uncollectible accounts	(254)	17
Unrealized losses from energy marketing activities	42,517	37,325
Depreciation and amortization	97,802	91,193
Deferred taxes and investment tax credits	(71,466)	(91,729)
Accrued PCA costs	65,446	128,215
Change in:
Receivables and prepayments	71,248	42,914
Accrued unbilled revenues	7,258	8,658
Materials and supplies and fuel stock	3,773	(791)
Accounts payable and other accrued liabilities	(71,355)	(148,962)
Taxes receivable/accrued	49,453	79,958
Other current assets and liabilities	978	26,723
Other - net	8,021	4,597
Net cash provided by operating activities	257,183	242,799

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(97,567)	(88,797)
Investments in low-income housing projects	-	(43,843)
Other - net	(3,779)	(3,565)
Net cash used in investing activities	(101,346)	(136,205)

FINANCING ACTIVITIES:
Proceeds from issuance of first mortgage bonds	140,000	-
Proceeds from issuance of other long-term debt	65,492	-
Retirement of first mortgage bonds	(160,000)	(50,000)
Retirement of other long-term debt	(11,769)	(11,979)
Retirement of preferred stock of Idaho Power Company	(909)	(50,402)
Dividends on common stock	(53,260)	(52,545)
Change in short-term borrowings	(151,175)	53,241
Common stock issued	4,123	12,140
Acquisition of treasury shares	(798)	(998)
Other - net	(4,083)	(3,072)
Net cash used in financing activities	(172,379)	(103,615)

Net increase (decrease) in cash and cash equivalents	(16,542)	2,979

Cash and cash equivalents beginning of period	42,736	66,688

Cash and cash equivalents end of period	$26,194	$69,667

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Income taxes	$15,677	$(21,717)
Interest (net of amount capitalized)	$35,765	$40,922

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended
	September 30,
	2003	2002
	(thousands of dollars)

NET INCOME	$46,775	$36,908

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period,
net of tax of $296 and ($1,212)	521	(1,865)
Reclassification adjustment for (gains) losses included
in net income, net of tax of ($111) and $553	(172)	851
Net unrealized gains (losses)	349	(1,014)

TOTAL COMPREHENSIVE INCOME	$47,124	$35,894

	Nine Months Ended
	September 30,
	2003	2002
	(thousands of dollars)

NET INCOME	$42,824	$64,681

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period,
net of tax of $1,291 and ($1,968)	2,189	(3,088)
Reclassification adjustment for losses included
in net income, net of tax of $120 and $538	186	827
Net unrealized gains (losses)	2,375	(2,261)

TOTAL COMPREHENSIVE INCOME	$45,199	$62,420

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business
IDACORP, Inc. (IDACORP) is a holding company whose principal operating subsidiary is Idaho Power Company (IPC).  IPC is an electric utility engaged in the generation, transmission, distribution, sale and purchase of electric energy.  IPC is regulated by the Federal Energy Regulatory Commission (FERC) and the state regulatory commissions of Idaho and Oregon.  IPC is the parent of Idaho Energy Resources Co., a joint venturer in Bridger Coal Company, which supplies coal to the Jim Bridger generating plant owned in part by IPC.

Another subsidiary of IDACORP, IDACORP Energy (IE), a marketer of electricity and natural gas, is in the process of winding down its operations.

IDACORP's other operating subsidiaries include:

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

Financial Statements
In the opinion of IDACORP and IPC, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly their consolidated financial position as of September 30, 2003, consolidated results of operations for the three and nine months ended September 30, 2003 and 2002, and consolidated cash flows for the nine months ended September 30, 2003 and 2002.  These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters that would be included in full-year financial statements and therefore they should be read in conjunction with the audited consolidated financial statements included in IDACORP's and IPC's Annual Report on Form 10-K for the year ended December 31, 2002.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Earnings Per Share
The computation of diluted earnings per share (EPS) differs from basic EPS only due to including immaterial amounts of potentially dilutive shares related to stock-based compensation awards.  Options on 721,800 shares of common stock were not included in computing diluted EPS for the three and nine months ended September 30, 2003, because the options' exercise prices were greater than the average market price of the common stock during the period.  For the same periods in 2002, 849,000 options were excluded from the diluted EPS calculation for the same reason.  In total, 1,150,800 options were outstanding at September 30, 2003, with expiration dates between 2010 and 2013.

Stock-Based Compensation
At September 30, 2003, two stock-based employee compensation plans existed.  These plans are accounted for under the recognition and measurement principles of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations.  Grants of restricted stock are reflected in net income based on the market value at the award date, or the period-end price for shares not yet vested.  No stock-based employee compensation cost is reflected in net income for stock options, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  IDACORP and IPC have adopted the disclosure only provision of Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation."  The following table illustrates the effect on net income and EPS if the fair value recognition provisions of SFAS 123 had been applied to stock-based employee compensation (in thousands of dollars except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income, as reported	$46,775	$36,908	$42,824	$64,681
Add: Stock-based employee compensation expense included
in reported net income, net of related tax effects	63	19	125	12
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	384	551	801	1,737
Pro forma net income	$46,454	$36,376	$42,148	$62,956
Earnings per share:
Basic and diluted - as reported	$1.22	$0.98	$1.12	$1.72
Basic and diluted - pro forma	1.22	0.96	1.10	1.67

Adopted Accounting Pronouncements
SFAS 143: On January 1, 2003, IDACORP and IPC adopted SFAS 143, "Accounting for Asset Retirement Obligations."  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  An obligation may result from the acquisition, construction, development and the normal operation of a long-lived asset.  SFAS 143 requires an entity to record the fair value of a liability for an asset retirement obligation (ARO) in the period in which it is incurred.  When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset to reflect the future retirement cost.  Over time, the liability is accreted to its present value and paid, and the capitalized cost is depreciated over the useful life of the related asset.  If at the end of the asset's life the recorded liability differs from the actual obligations paid, a gain or loss would be recognized.  As a rate-regulated entity, IPC records regulatory assets and liabilities instead of accretion, depreciation and gains or losses, and has applied for an accounting order from the Idaho Public Utilities Commission (IPUC) and expects to apply for an accounting order from the Oregon Public Utility Commission (OPUC) supporting such treatment.  The regulatory assets recorded in relation to SFAS 143 do not earn a return on investment.

IPC and IDACORP performed detailed assessments of the applicability and implications of SFAS 143, and AROs related to two of IPC's jointly owned coal-fired generation facilities and IPC's transmission and distribution facilities were identified.  Upon adoption, IPC recorded an ARO of $7 million, an asset of $2 million, accumulated depreciation of $1 million and a regulatory asset of $6 million.  These amounts do not include an amount for the transmission and distribution facilities because, based on the indeterminate life of these assets, an ARO calculation cannot be made.  The regulated operations of IPC also collectremoval costs in rates for certain assets that do not have associated legal AROs.  The adoption of SFAS 143 required IPC to redesignate these removal costs as regulatory liabilities.  As of September 30, 2003, IPC estimated that it had approximately $141 million of such regulatory liabilities presented in its Consolidated Balance Sheet in Accumulated Provision for Depreciation.

An ARO also exists for the reclamation of the Bridger Coal mine property, which is leased by Bridger Coal Company, an equity-method investee of IPC.  As Bridger Coal Company has a March 31, 2003 fiscal year end, it adopted SFAS 143 on April 1, 2003.  Upon adoption of SFAS 143, IPC did not record a net change in its investment in Bridger Coal Company, as Bridger Coal Company also is applying regulatory accounting, recording regulatory assets and liabilities instead of accretion, depreciation and gains or losses.

If the requirements of SFAS 143 had been applied to prior reporting periods, IDACORP's and IPC's liability for AROs would have been $7 million at December 31, 2002 and $6 million at December 31, 2001.

SFAS 149: In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities."

SFAS 149 amends SFAS 133 for decisions made:

as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133,

in connection with other FASB projects dealing with financial instruments and regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components.

SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as noted below, and for hedging relationships designated after June 30, 2003.  The guidance should be applied prospectively.  The provisions of SFAS 149 that relate to SFAS 133 Implementation Issues that were effective for fiscal quarters that began prior to June 15, 2003 continue to be applied in accordance with their respective effective dates.  The adoption of SFAS 149 did not have a material effect on IDACORP's or IPC's financial statements.

SFAS 150:  In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS 150 did not have a material effect on IDACORP's or IPC's financial statements.

New Accounting Pronouncement
FIN 46: In January 2003, the FASB issued Interpretation (FIN) 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51."  This interpretation provides guidance related to identifying variable interest entities (VIEs, previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated.  Certain disclosures are required if it is reasonably possible that a company will consolidate or disclose information about a VIE when it initially applies FIN 46.  This interpretation must be applied immediately to VIEs created or obtained after January 31, 2003.  During the first nine months of 2003, IDACORP and IPC did not participate in the creation of, or obtain a new variable interest in, any VIE.  For those VIEs created or obtained on or before January 31, 2003, IDACORP and IPC must apply the provisions of FIN 46 in the fourth quarter of 2003.

IDACORP and IPC are in the final stages of their analysis of FIN 46 and the majority of their investments are not expected to meet the criteria for consolidation included in FIN 46.  Having considered the facts described herein, IDACORP and IPC do not expect the adoption of this standard to have a material effect on their financial statements.

Reclassifications
Certain items previously reported for periods prior to September 30, 2003 have been reclassified to conform to the current year's presentation.  Net income and shareholders' equity were not affected by these reclassifications.

2.  INCOME TAXES:

IDACORP uses an estimated annual effective tax rate to compute its provision for income taxes on an interim basis.  IDACORP's effective tax rate for the nine months ended September 30, 2003 was negative 41.2 percent compared with an effective tax rate of negative 147.3 percent for the nine months ended September 30, 2002.  The negative tax rate for the nine months ended September 30, 2003 reflects the expectation that annual tax credits and favorable tax resolutions will provide tax benefits that exceed the tax expense related to pre-tax earnings.  The negative tax rate for the nine months ended September 30, 2002 reflected a non-recurring tax benefit of $31 million related to a tax accounting method change adopted during the third quarter of 2002.  Had the benefit been excluded, the tax rate would have been negative 28.8 percent.  The negative tax rates, when adjusted to remove the non-recurring tax benefit related to the tax accounting method change of $31 million in 2002, for both nine month periods ended September 30 are primarily the result of the realization of low-income housing tax credits.

3.  CAPITAL STOCK:

Common Stock
During the nine months ended September 30, 2003, IDACORP issued 122,990 shares of common stock for its Dividend Reinvestment Plan and 65,932 shares for its Employee Savings Plan.  In addition, IDACORP purchased 38,851 treasury shares and issued 38,781 treasury shares for its Restricted Stock Plan and Directors' Stock Plan and to shareholders of Velocitus.

Preferred Stock of Idaho Power Company
During the nine months ended September 30, 2003, IPC reacquired and retired 9,091 shares of 4% preferred stock.

4.  FINANCING:

The following table summarizes long-term debt at (in thousands of dollars):

	September 30,	December 31,
	2003	2002
First mortgage bonds:
6.40% Series due 2003	$-	$80,000
8 % Series due 2004	50,000	50,000
5.83% Series due 2005	60,000	60,000
7.38% Series due 2007	80,000	80,000
7.20% Series due 2009	80,000	80,000
6.60% Series due 2011	120,000	120,000
4.75% Series due 2012	100,000	100,000
4.25% Series due 2013	70,000	-
7.50% Series due 2023	-	80,000
6 % Series due 2032	100,000	100,000
5.50% Series due 2033	70,000	-
Total first mortgage bonds	730,000	750,000
Pollution control revenue bonds:
8.30% Series 1984 due 2014	49,800	49,800
6.05% Series 1996A due 2026	68,100	68,100
Variable Rate Series 1996B due 2026	24,200	24,200
Variable Rate Series 1996C due 2026	24,000	24,000
Variable Rate Series 2000 due 2027	4,360	4,360
Total pollution control revenue bonds	170,460	170,460

REA notes	1,125	1,185

American Falls bond guarantee	19,885	19,885

Milner Dam note guarantee	11,700	11,700

Unamortized premium/discount - net	(2,257)	(2,405)

Debt related to investments in low-income housing	53,476	37,428

Tax credit notes	37,745	-

Other subsidiary debt	5	15
Total	1,022,139	988,268
Current maturities of long-term debt	(70,183)	(89,592)

Total long-term debt	$951,956	$898,676

IDACORP currently has two shelf registration statements totaling $800 million that can be used for the issuance of unsecured debt (including medium-term notes) and preferred or common stock.  At September 30, 2003, none had been issued.

On March 14, 2003, IPC filed a $300 million shelf registration statement that could be used for first mortgage bonds (including medium-term notes), unsecured debt and preferred stock.  On May 8, 2003, IPC issued $140 million of secured medium-term notes, which were divided into two series.  The first was $70 million First Mortgage Bonds 4.25% Series due 2013 and the second was $70 million First Mortgage Bonds 5.50% Series due 2033.  Proceeds were used to pay down IPC short-term borrowings incurred from the maturity and payment of $80 million First Mortgage Bonds 6.40% Series due 2003 and the early redemption of $80 million First Mortgage Bonds 7.50% Series due 2023, on May 1, 2003.  At September 30, 2003, $160 million remained available to be issued on this shelf registration statement.

IDACORP has a $175 million credit facility that expires on March 17, 2004, and a $140 million credit facility that expires on March 26, 2005.  Under these facilities IDACORP pays a facility fee on the commitment, quarterly in arrears, based on its corporate credit rating.  Commercial paper may be issued up to the amounts supported by the bank credit facilities.  At September 30, 2003, IDACORP's short-term borrowings totaled $11 million.

At September 30, 2003, IPC had regulatory authority to incur up to $250 million of short-term indebtedness.  IPC has a $200 million credit facility that expires on March 17, 2004.  Under this facility IPC pays a facility fee on the commitment, quarterly in arrears, based on IPC's corporate credit rating.  IPC's commercial paper may be issued up to the amounts supported by the bank credit facilities.  At September 30, 2003, IPC's short-term borrowings totaled $14 million.

On October 22, 2003, Humboldt County, Nevada issued, for the benefit of IPC, $49.8 million Pollution Control Revenue Refunding Bonds (Idaho Power Company Project) Series 2003 due December 1, 2024.  IPC borrowed the proceeds from the issuance pursuant to a Loan Agreement with Humboldt County and is responsible for payment of principal, premium, if any, and interest on the bonds.  The bonds are secured, as to principal and interest, by IPC first mortgage bonds and as to principal and interest when due, by an insurance policy issued by Ambac Assurance Corporation.  The bonds were issued in an auction rate mode under which the interest rate is reset every 35 days.  The initial auction rate was set at 0.95 percent.  Proceeds from this issuance together with other funds provided by IPC will be used to redeem the outstanding $49.8 million Pollution Control Revenue Bonds (Idaho Power Company Project) 8.3% Series 1984 due 2014, which have been called for redemption on December 1, 2003, at 103%.

The following tax credit notes were issued by IFS during 2003 (in thousands of dollars):

		Principal	Interest
Issue Date	Series	Amount	Rate	Maturity
March 12, 2003	2003-1	$25,475	5.00%	2003 - 2010
July 15, 2003	2003-2	15,000	3.98%	2003 - 2009

Additionally, IFS borrowed $25 million from a corporate lender on July 25, 2003 at an interest rate of 3.65 percent.  This debt matures from 2003-2008.

Proceeds from the issuance of these debt instruments were primarily used by IFS to pay intercompany notes to IDACORP, which then used the proceeds to reduce short-term borrowings.  The debt for series 2003-1 is non-recourse to both IFS and IDACORP.  The debt for the remaining two issuances is recourse only to IFS.

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

Legal Proceedings
United Systems, Inc., f/k/a Commercial Building Services, Inc.:  On March 18, 2002, United Systems, Inc. (United Systems) filed a complaint in Idaho State District Court in and for the County of Ada against IDACORP Services Co., an inactive subsidiary of IDACORP, dba IDACORP Solutions.  United Systems is a heating, ventilation, refrigeration and plumbing contracting company that entered into a contract with IDACORP Services Co. in December 2000.

Under the terms of the contract, IDACORP Services Co. authorized United Systems to do business as "IDACORP Solutions."  The contract was to be effective from January 2001 through December 2005.

In November 2001, IDACORP Services Co. notified United Systems that IDACORP Services Co. was terminating the contract for convenience.  The contract allowed for such termination but required the terminating party to compensate the other party for all costs incurred in preparation for, and in performance of, the contract, and for reasonable net profit for the remaining term of the contract.  United Systems claims $7 million in net profits lost and costs incurred.

IDACORP Services Co. asserts that termination related compensation owed to United Systems, if any, is substantially less than the amount claimed by United Systems.

On August 8, 2002, United Systems filed an amended complaint adding IDACORP, IE and IPC as additional defendants claiming they should be held jointly and severally liable for any judgment entered against IDACORP Services Co.  On September 9, 2002, all defendants moved to bifurcate the piercing of the corporate veil claims from the remainder of plaintiff's claims.  On October 4, 2002, United Systems filed a Motion for Partial Summary Judgment as to their damages.  On July 9, 2003, the Court denied Plaintiff's Motion for Partial Summary Judgment and granted Defendants' Motion to Bifurcate.  On October 29, 2003, IDACORP agreed to pay $712,500 to settle this dispute with United Systems in return for dismissal of the proceeding with prejudice.  The settlement is expected to be final on or before November 28, 2003.

Public Utility District No. 1 of Grays Harbor County, Washington:  On October 15, 2002, Public Utility District No. 1 of Grays Harbor County, Washington (Grays Harbor) filed a lawsuit in the Superior Court of the State of Washington, for the County of Grays Harbor, against IDACORP, IPC and IE.  On March 9, 2001, Grays Harbor entered into a 20 megawatt (MW) purchase transaction with IPC for the purchase of electric power from October 1, 2001 through March 31, 2002, at a rate of $249 per megawatt-hour (MWh).  In June 2001, with the consent of Grays Harbor, IPC assigned all of its rights and obligations under the contract to IE.  In its lawsuit, Grays Harbor alleged that the assignment was void and unenforceable, and sought restitution from IE and IDACORP, or in the alternative, Grays Harbor alleged that the contract should be rescinded or reformed.  Grays Harbor sought as damages an amount equal to the difference between $249 per MWh and the "fair value" of electric power delivered by IE during the period October 1, 2001 through March 31, 2002.

IDACORP, IPC and IE had this action removed from the state court to the United States District Court for the Western District of Washington at Tacoma.  On November 12, 2002, the companies filed a motion to dismiss Grays Harbor's complaint, asserting that the Federal District Court lacked jurisdiction because the FERC has exclusive jurisdiction over wholesale power transactions and thus the matter is preempted under the Federal Power Act (FPA) and barred by the filed-rate doctrine.  The court ruled in favor of the companies' motion to dismiss and dismissed the case with prejudice on January 28, 2003.  On February 25, 2003, Grays Harbor filed a Notice of Appeal, appealing the final judgment of dismissal to the United States Court of Appeals for the Ninth Circuit.  Briefing on the appeal was completed in August 2003, but the court has yet to set a date for oral argument.  The companies intend to vigorously defend their position on appeal and believe this matter will not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

State of California Attorney General:  The California Attorney General (AG) filed the complaint in this case in the California Superior Court in San Francisco on May 30, 2002.  This is one of thirteen virtually identical cases brought by the AG against various sellers of power in the California market, seeking civil penalties pursuant to California's unfair competition law - California Business and Professions Code Section 17200.  Section 17200 defines unfair competition as any "unlawful, unfair or fraudulent business act or practice . . .."  The AG alleges that IPC engaged in unlawful conduct by violating the FPA in two respects: (1) by failing to file its rates with the FERC as required by the FPA; and (2) charging unjust and unreasonable rates in violation of the FPA.  The AG alleged that there were "thousands of . . . sales or purchases" for which IPC failed to file its rates, and that IPC charged unjust and unreasonable rates on "thousands of occasions."  Pursuant to Business and Professions Code Section 17206, the AG seeks civil penalties of up to $2,500 for each alleged violation.  On June 25, 2002, IPC removed the action to federal court, and on July 25, 2002, the AG filed a motion to remand back to state court.  On March 25, 2003, the court denied the AG's motion to remand and granted IPC's motion to dismiss the case based upon grounds of federal preemption and the filed-rate doctrine.  On March 28, 2003, the AG filed a Notice of Appeal, appealing from the court's final judgment dismissing the action to the United States Court of Appeals for the Ninth Circuit.  The AG's opening appeal brief was filed on August 13, 2003.  IPC's brief was filed on October 14, 2003.  IPC intends to vigorously defend its position on appeal and believes this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Wholesale Electricity Antitrust Cases I & II:  These cross-actions against IE and IPC emerged from multiple California state court proceedings first initiated in late 2000 against various power generators/marketers by various California municipalities and citizens, including California Lieutenant Governor Cruz Bustamante and California legislator Barbara Matthews in their personal capacities.  Suit was filed against entities including Reliant Energy Services, Inc., Reliant Ormond Beach, L.L.C., Reliant Energy Etiwanda, L.L.C., Reliant Energy Ellwood, L.L.C., Reliant Energy Mandalay, L.L.C. and Reliant Energy Coolwater, L.L.C. (collectively, Reliant); and Duke Energy Trading and Marketing, L.L.C., Duke Energy Morro Bay, L.L.C., Duke Energy Moss Landing, L.L.C., Duke Energy South Bay, L.L.C. and Duke Energy Oakland, L.L.C. (collectively, Duke).  While varying in some particulars, these cases made a common claim that Reliant, Duke and certain others (not including IE or IPC) colluded to influence the price of electricity in the California wholesale electricity market.  Plaintiffs asserted various claims that the defendants violated California Antitrust Law (the Cartwright Act), Business & Professions Code Section 16720, et seq., and California's Unfair Competition Law, Business & Professions Code Section 17200, et seq.  Among the acts complained of are bid rigging, information exchanges, withholding of power and various other wrongful acts.  These actions were subsequently consolidated, resulting in the filing of Plaintiffs' Master Complaint (PMC) in San Diego Superior Court on March 8, 2002.

On April 22, 2002, more than a year after the initial complaints had been filed, two of the original defendants, Duke and Reliant, filed separate cross-complaints against IPC and IE, and approximately 30 other cross-defendants.  Duke and Reliant's cross-complaints seek indemnity from IPC, IE and the other cross-defendants for an unspecified share of any amounts they must pay in the underlying suits because, they allege, other market participants like IPC and IE engaged in the same conduct at issue in the PMC.  Duke and Reliant also seek declaratory relief as to the respective liability and conduct of each of the cross-defendants in the actions alleged in the PMC.  Reliant also asserted a claim against IPC for alleged violations of the California Unfair Competition Law, Business and Professions Code Section 17200, et seq.  As a buyer of electricity in California, Reliant seeks the same relief from the cross-defendants, including IPC, as that sought by plaintiffs in the PMC as to any power Reliant purchased through the California markets.

Some of the newly added defendants (foreign citizens and federal agencies) removed that litigation to federal court.  IPC and IE, together with numerous other defendants added by the cross-complaints, moved to dismiss these claims, and those motions were heard in September 2002, together with motions to remand the case back to state court filed by the original plaintiffs.  On December 13, 2002, the Federal District Court granted Plaintiffs' Motion to Remand to state court but did not issue a ruling on IPC and IE's motion to dismiss.  The Ninth Circuit has granted certain Defendants and Cross-Defendants' Motions to Stay the Remand Order while they appeal the Order.  The appeal is not yet fully briefed and the court has yet to set oral argument.  As a result of the various motions, no trial date is set.  The companies intend to vigorously defend their position in this proceeding and believe these matters will not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

Class Action Complaint Relating to Trades on the New York Mercantile Exchange:  On August 18, 2003, Cornerstone Propane Partners, L.P. (Cornerstone), on behalf of itself and others who allegedly purchased and sold natural gas futures and options contracts on the New York Mercantile Exchange from January 1, 2000 to December 31, 2002, filed a class action complaint in the United States District Court for the Southern District of New York against over 30 defendants, including IDACORP and IPC.  The complaint claims that the defendants reported inaccurate trading information to various trade publications that compile and publish indices of natural gas prices and that defendants engaged in various improper trades on the Enron Online internet-based trading platform, the alleged purpose of which was to improperly inflate the prices of natural gas.  Cornerstone has sought class action certification and damages for alleged violations of the Commodity Exchange Act and for aiding and abetting such violations.

The companies intend to vigorously defend their position in this proceeding and believe these matters will not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

Port of Seattle:  On May 21, 2003, the Port of Seattle, a Washington municipal corporation, filed a lawsuit against 20 energy firms, including IPC and IDACORP, in the United States District Court for the Western District of Washington at Seattle.  The Port of Seattle's complaint alleges fraud and violations of state and federal antitrust law and the Racketeering Influenced and Corrupt Organization Act.  All defendants, including IPC and IDACORP, have moved to dismiss the complaint in lieu of answering it.  The motions are all based on the ground that the complaint seeks in effect to set alternative electrical rates, which are exclusively within the jurisdiction of the FERC and are barred by the filed-rate doctrine.  The motions to dismiss and all other aspects of the case have been stayed by the judge in the Western District of Washington, pending a decision by the Panel on Multiple District Litigation whether to transfer the case to one of several multidistrict actions currently pending in California.  A number of defendants have proposed such a transfer while two defendants and the Port of Seattle oppose the transfer.  IPC and IDACORP have taken no position with regard to the transfer.  The companies intend to vigorously defend their position in this proceeding and believe these matters will not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

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

A preliminary injunction was granted by a Federal Judge in the Federal District Court for the Central District of California enjoining the CalPX from declaring any CalPX participant in default under the terms of the CalPX Tariff.  On March 9, 2001, the CalPX filed for Chapter 11 protection with the United States Bankruptcy Court, Central District of California.

In April 2001, PG&E filed for bankruptcy.  The CalPX and the Cal ISO were among the creditors of PG&E.  To the extent that PG&E's bankruptcy filing affects the collectibility of the receivables from the CalPX and the Cal ISO, the receivables from these entities are at greater risk.

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

On March 20, 2002, the AG filed a complaint with the FERC against various sellers in the wholesale power market, including IE and IPC, alleging that the FERC's market-based rates violate the FPA, and, even if market-based rate requirements are valid, that the quarterly transaction reports filed by sellers do not contain the transaction-specific information mandated by the FPA and the FERC.  The complaint stated that refunds for amounts charged between market-based rates and cost-based rates should be ordered.  The FERC denied the challenge to market-based rates and refused to order refunds, but did require sellers, including IE and IPC, to refile their quarterly reports to include transaction-specific data.  The AG appealed the FERC's decision to the United States Court of Appeals for the Ninth Circuit.  The AG contends that the failure of all market-based rate authority sellers of power to have rates on file with the FERC in advance of sales is impermissible.  The Ninth Circuit heard oral arguments on October 9, 2003, but has not specified the date on which it will issue a decision.  The companies cannot predict the outcome of this matter.

This case had been further complicated by an August 13, 2002 FERC Staff (Staff) Report which included the recommendation to replace the published California indices for gas prices that the FERC previously established as just and reasonable for calculating a Mitigated Market Clearing Price (MMCP) to calculate refunds with other published indices for producing basin prices plus a transportation allowance.  The Staff's recommendation is grounded on speculation that some sellers had an incentive to report exaggerated prices to publishers of the indices, resulting in overstated published index prices.  Staff based its speculation in large part on a statistical correlation analysis of Henry Hub and California prices.  IE, in conjunction with others, submitted comments on the Staff recommendation - asserting that the Staff's conclusions were incorrect because the Staff's correlation study ignored evidence of normal market forces and scarcity that created the pricing variations that the Staff observed, rather than improper manipulation of reported prices.

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

IE, along with a number of other parties, filed a petition with the FERC on April 25, 2003 seeking review of the March 26, 2003 order.  On October 16, 2003, the FERC issued two orders denying rehearing of most contentions that had been advanced and directing the Cal ISO to prepare its compliance filing calculating revised MMCPs and refund amounts within five months.  After that time the FERC will consider cost-based filings from sellers to reduce their refund exposure.

In June 2001, IPC transferred its non-utility wholesale electricity marketing operations to IE.  Effective with this transfer, the outstanding receivables and payables with the CalPX and the Cal ISO were assigned from IPC to IE.  At September 30, 2003, with respect to the CalPX chargeback and the California Refund proceedings discussed above, the CalPX and the Cal ISO owed $14 million and $30 million, respectively, for energy sales made to them by IPC in November and December 2000.  IE has accrued a reserve of $42 million against these receivables.  This reserve was calculated taking into account the uncertainty of collection, given the California energy situation.  Based on the reserve recorded as of September 30, 2003, IDACORP believes that the future collectibility of these receivables or any potential refunds ordered by the FERC would not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Market Manipulation
In a November 20, 2002 order the FERC permitted discovery and the submission of evidence respecting market manipulation by various sellers during the western power crises of 2000 and 2001.

On March 3, 2003, the California Parties (the investor owned utilities, the California Attorney General, the California Electricity Oversight Board and the California Public Utilities Commission) filed voluminous documentation asserting that a number of wholesale power suppliers, including IE and IPC had engaged in a variety of forms of conduct that the California Parties contended were impermissible.  Although the contentions of the California Parties were contained in more than 11 compact discs of data and testimony, approximately 12,000 pages, IE and IPC were mentioned in limited contexts - the overwhelming majority of the claims of the California Parties related to claims respecting the conduct of other parties.

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

On June 25, 2003, the FERC ordered over 50 entities that participated in the western wholesale power markets between January 1, 2000 and June 20, 2001, including IPC, to show cause why certain trading practices did not constitute gaming or anomalous market behavior in violation of the Cal ISO and the CalPX Tariffs.  The Cal ISO was ordered to provide data on each entity's trading practices within 21 days of the order, and each entity was to respond explaining their trading practices within 45 days of receipt of the Cal ISO data.  IPC submitted its responses to the show cause orders on September 2 and 4, 2003.  On October 16, 2003, IPC reached agreement with the Staff on the two orders commonly referred to as the "gaming" and "partnership" show cause orders.  Regarding the gaming order, the Staff determined it had no basis to proceed with allegations of false imports and paper trading and IPC agreed to pay $83,373 to settle allegations of circular scheduling.  IPC believed that it had defenses to the circular scheduling allegation but determined that the cost of settlement was less than the cost of litigation.  In the settlement, IPC did not admit any wrongdoing or violation of any law.  With respect to the "partnership" order, the Staff agreed to submit a motion to the FERC to dismiss the proceeding because materials submitted by IPC demonstrated that IE did not use the "parking" and "lending" arrangement with Public Service Company of New Mexico to engage in gaming or anomalous market behavior.  The "gaming" settlement must be certified by an ALJ and approved by the FERC and the motion to dismiss the "partnership" proceeding must be approved by the FERC before becoming final.  Any final order will be subject to appeal by other parties in the proceeding.  The California parties are attempting to persuade the FERC to delay these proceedings and consider requests for rehearing, which would expand the scope of the conduct under consideration.

On June 25, 2003, the FERC also issued an order instituting an internal investigation of anomalous bidding behavior and practices in the western wholesale power markets.  In this investigation, the FERC will review evidence of alleged economic withholding of generation.  The FERC has determined that all bids into the CalPX and the Cal ISO markets for more than $250 per MWh for the time period May 1, 2000 through October 1, 2000 will be considered prima facie evidence of economic withholding.  The FERC has issued data requests in this investigation to over 60 market participants including IPC.  If it is determined that IPC engaged in improper bidding, the FERC has indicated that sanctions may include disgorgement of alleged profits and other non-monetary actions, including possible revocation of market - based rate authority and/or additional required provisions in codes of conduct.  IPC received some information regarding these matters from the Cal ISO and on July 24, 2003, IPC responded to the FERC's data requests.  Based on the information received to date from the Cal ISO, IDACORP and IPC believe that any potential penalties imposed by the FERC would not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

Pacific Northwest Refund:  On July 25, 2001, the FERC issued an order establishing another proceeding to explore whether there may have been unjust and unreasonable charges for spot market sales in the Pacific Northwest during the period December 25, 2000 through June 20, 2001.  The FERC ALJ submitted recommendations and findings to the FERC on September 24, 2001.  The ALJ found that prices should be governed by the Mobile-Sierra standard of the public interest rather than the just and reasonable standard, that the Pacific Northwest spot markets were competitive and that no refunds should be allowed. Procedurally, the ALJ's decision is a recommendation to the commissioners of the FERC. Multiple parties have submitted comments to the FERC respecting the ALJ's recommendations.  The ALJ's recommended findings had been pending before the FERC, when at the request of the City of Tacoma and the Port of Seattle on December 19, 2002, the FERC reopened the proceedings to allow the submission of additional evidence related to alleged manipulation of the power market by Enron and others.  As was the case in the California refund proceeding, at the conclusion of the discovery period, parties alleging market manipulation were to submit their claims to the FERC and responses were due on March 20, 2003.  Grays Harbor, whose civil litigation claims were dismissed, as noted above, has intervened in this FERC proceeding, asserting on March 3, 2003 that its six month forward contract, for which performance has been completed, should be treated as a spot market contract for purposes of the FERC's consideration of refunds and requesting refunds from IPC of $5 million.  Grays Harbor did not suggest that there was any misconduct by the company.  The company submitted responsive testimony defending vigorously against Grays Harbor's refund claims.

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

Nevada Power Company:  In February and April of 2001, IPC entered into two transactions under the Western Systems Power Pool (WSPP) Agreement whereby IPC agreed to deliver to Nevada Power Company (NPC) 25 MW during the third quarter of 2002.  NPC agreed to pay IPC $250 per MWh for heavy load deliveries and $155 per MWh for light load deliveries.  IPC assigned the contracts to IE with NPC's consent and the assignment was subsequently approved by the FERC.  Based upon the uncertain financial condition of NPC, and pursuant to the terms of the WSPP Agreement, IE requested NPC to provide assurances of its ability to pay for the power if IE made the deliveries.  NPC failed to provide appropriate credit assurances; therefore, in accordance with the WSPP Agreement procedures, IE terminated all WSPP Agreement transactions with NPC effective July 8, 2002.  Pursuant to the WSPP Agreement, IE notified NPC of the liquidated damages amount and NPC responded with a letter, which described their view of rights under the WSPP Agreement and suggested a negotiated resolution.  IE and NPC unsuccessfully attempted to mediate a resolution to this dispute.

IE filed a complaint against NPC on April 25, 2003, in Idaho State District Court in and for the County of Ada.  This complaint was served on NPC on May 14, 2003.  IE asked the Idaho State District Court for damages in excess of $9 million pursuant to the contracts.  On June 17, 2003, NPC filed a motion to dismiss IE's complaint alleging, among other things, that:  the Idaho State District Court lacks jurisdiction over NPC; a separate complaint seeking declaratory judgment was filed in the United States District Court, District of Nevada on May 14, 2003 by NPC against IPC, IE and IDACORP involving the same subject matter as the complaint filed by IE against NPC; IE does not have standing to maintain certain claims against NPC; Idaho is not a convenient forum to adjudicate the matter; and IE filed the action in Idaho State District Court in violation of the WSPP Agreement.  NPC's motion to dismiss is scheduled to be heard on December 2, 2003.  NPC has never served IE with the complaint for declaratory judgment filed in the United States District Court in Nevada.

On September 23, 2003, NPC filed and served IE, IPC, and IDACORP with a Declaratory Action filed with the Nevada State Court in and for the County of Clark concerning the same subject matter of the pending Idaho State District Court action filed by IE on April 25, 2003.  NPC seeks declaratory judgment on the following issues:  that the assignment of the February and April 2001 energy supply contracts from IPC to IE is void or voidable; that IE did not comply with the WSPP Agreement when requesting reasonable assurances; and that NPC is relieved of its obligations to pay under the contracts by reason of force majeure.  IE filed a motion to dismiss NPC's Nevada State Court claims.

IE intends to vigorously prosecute the action it filed in Idaho State District Court.  Furthermore, IPC, IE and IDACORP intend to vigorously defend against NPC's claims filed in the State of Nevada.

At September 30, 2003, IE had a $4 million receivable related to the NPC contracts.

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

On May 16, 2003, the FERC issued an order approving a stipulation and consent agreement resolving issues regarding access to IPC's transmission system, IPC's noncompliance with Sections 203 and 205 of the FPA, standards of conduct and codes of conduct.  The order provided for (1) the refund of $0.3 million to certain counterparties associated with the inappropriate use of native load priority and for failure to obtain FERC approval prior to assigning certain contracts from IPC to IE, (2) the transfer of $5.8 million in benefits from IE to IPC as the result of certain transactions between the affiliates that were not properly filed with the FERC and (3) the implementation of certain compliance and auditing programs to ensure future compliance with FERC requirements.

In an IPUC proceeding that has been underway since May 2001, IPC, the IPUC staff and several interested customer groups have been working to determine the appropriate compensation IE should provide to IPC for certain transactions between the affiliates.  The IPUC has issued several orders since then regarding these matters.  Order No. 28852 issued on September 28, 2001 covered the time period prior to February 2001. Order No. 29026 covered the time period from March 2001 through March 2002.  The IPUC also approved IPC's ongoing hedging and risk management strategies in Order No. 29102 issued on August 28, 2002.  This order formalized IPC's agreement to implement a number of changes to its existing practices for managing risk and initiating hedging purchases and sales.  In the same order, the IPUC directed IPC to present a resolution or a status report to the IPUC on additional compensation due to the utility for the use of its transmission system and other capital assets by IE and any remaining transfer pricing issues.  Status reports were filed with the IPUC on December 20, 2002, March 20, 2003 and May 13, 2003 and settlement discussions were initiated.  The $5.8 million in benefits related to the FERC settlement have been included in the Power Cost Adjustment (PCA) and credited to Idaho retail customers in accordance with the PCA methodology.  The parties to the proceeding have reached a verbal agreement that an additional $5.5 million will be flowed through the PCA mechanism to the Idaho retail customers from April 2003 through December 2005.  This agreement is subject to approval by the IPUC.  The settlement should resolve all remaining compensation issues.

IDACORP and IPC do not believe that resolution of these transactions will have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

Federal Energy Regulatory Commission
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

Oregon Public Utility Commission
On April 29, 2003, the staff of the OPUC issued a report on trading activities during the western energy crisis in 2000-2001 by regulated utilities serving customers in Oregon including Portland General Electric, PacifiCorp and IPC.  With respect to IPC, the report reviews positions IPC has taken at the FERC on trading strategies, the FERC proceeding on market manipulation and issues voluntarily disclosed by IE and IPC in September 2002 regarding affiliate transactions.  The report acknowledges that IE and IPC have denied participating in the trading strategies.  The staff report recommended that staff report back in 90 days regarding whether the OPUC should open a formal investigation of IPC.  On June 12, 2003, the OPUC determined to suspend any further consideration of actions relating to IPC until after the IPUC and FERC concluded their reviews.

Deferred Power Supply Costs
Idaho:  IPC has a PCA mechanism that provides for annual adjustments to the rates charged to its Idaho retail customers.  These adjustments, which historically have taken effect in May, are based on forecasts of net power supply expenses and the true-up of the prior year's forecast.  During the year, 90 percent of the difference between the actual and forecasted costs is deferred with interest.  The ending balance of this deferral, called a true-up, is then included in the calculation of the next year's PCA.

On April 15, 2003, IPC filed its 2003-2004 PCA with the IPUC, and, with a small adjustment to the filing, the rates were approved by the IPUC and became effective on May 16, 2003.  As approved, IPC's rates have been adjusted to collect $81 million above 1993 base rates, a $114 million reduction from the 2002-2003 PCA.

Oregon:  IPC is also recovering calendar year 2001 extraordinary power supply costs applicable to the Oregon jurisdiction.  In two separate 2001 orders, the OPUC approved rate increases totaling six percent, which was the maximum annual rate of recovery allowed under Oregon state law at that time.  These increases are recovering approximately $2 million annually.  The Oregon deferred balance was $14 million as of September 30, 2003.  During the 2003 Oregon legislative session, the maximum annual rate of recovery was raised to ten percent under certain circumstances.  The higher recovery percentage may be requested by IPC in the spring of 2004.

IPC's deferred power supply costs consisted of the following at (in thousands of dollars):

	September 30,	December 31,
	2003	2002

Oregon deferral	$13,752	$14,172

Idaho PCA power supply cost deferrals:
Deferral during the 2003-2004 rate year	35,006	-
Deferral during the 2002-2003 rate year	-	8,910
Astaris load reduction agreement	-	27,160

Idaho PCA true-up awaiting recovery:
Irrigation and small general service deferral for recovery in
the 2003-2004 rate year	-	12,049
Industrial customer deferral for recovery in the 2003-2004 rate year	-	3,744
Remaining true-up authorized May 2002	-	74,253
Remaining true-up authorized May 2003	26,084	-

Total deferral	$74,842	$140,288

7. DERIVATIVE FINANCIAL INSTRUMENTS:

The following table details the gross margin for energy marketing operations for the three and nine months ended September 30 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Gross Margin:
Realized or otherwise settled	$49,752	$(13,933)	$60,278	$37,371
Unrealized gains (losses)	(30,826)	20,515	(42,517)	(37,325)
Total	$18,926	$6,582	$17,761	$46

The 2003 gross margin reflects the effects of the wind down of IE's activities, including the sale of its forward book of electricity trading contracts in August 2003.

8.  INDUSTRY SEGMENT INFORMATION:

IDACORP has identified two reportable segments, utility operations and energy marketing.  See Note 6 - Regulatory Matters and Note 9 - Restructuring Costs, for discussion on the wind down of energy marketing.

The following table summarizes the segment information for IDACORP's utility operations, energy marketing operations and the total of all other segments, and reconciles this information to total enterprise amounts (in thousands of dollars):

	Utility	Energy			Consolidated
	Operations	Marketing	Other	Eliminations	Total

Three months ended
September 30, 2003:
Revenues	$214,861	$17,193	$7,174	$-	$239,228
Net income	15,108	7,350	24,317	-	46,775

Total assets at September
30, 2003	$2,666,266	$162,610	$271,516	$(152,225)	$2,948,167

Three months ended
September 30, 2002:
Revenues	$237,528	$18,917	$3,131	$-	$259,576
Net income (loss)	38,436	495	(2,023)	-	36,908

Total assets at December
31, 2002:	$2,738,493	$381,690	$355,327	$(226,016)	$3,249,494

Nine months ended
September 30, 2003:
Revenues	$615,911	$19,733	$15,788	$-	$651,432
Net income (loss)	40,588	(7,432)	9,668	-	42,824

Nine months ended
September 30, 2002:
Revenues	$662,209	$36,848	$9,944	$-	$709,001
Net income (loss)	72,495	(7,054)	(760)	-	64,681

9.  RESTRUCTURING COSTS:

In 2002, IDACORP announced two separate plans to wind down IE's energy marketing operations.  The initial announcement, in June 2002, specified that IE would not seek new electric customers, would limit its maximum value at risk to less than $3 million, would target a reduction of working capital requirements to less than $100 million by the end of 2003 and would reduce its workforce at its Boise operations by approximately 50 percent.  The second announcement, in November 2002, indicated that IE would close its Denver office by year-end 2002, would shut down its natural gas trading operation in Houston by March 2003 and would further reduce its workforce in its Boise operations through mid-2003.  Since these announcements in 2002, IE has reduced its workforce by approximately 87 percent and will continue to reduce its workforce as contractual obligations terminate.  The Denver office ceased operations in December 2002 and the Houston office ceased operations in April 2003.  The Boise office should cease operations by the end of 2003.

In August 2003, IE sold its forward book of electricity trading contracts to Sempra Energy Trading (SET).  This transaction was approved by the FERC on September 26, 2003.  To date, all but three of IE's counterparties have consented to the assignment of their contracts to SET.  For those that have not consented, IE still retains the credit risk.  SET entered into transactions with IE that mirror the transactions of those entities that have not consented to the assignment.  SET also agreed to service these remaining contracts for IE.  The result of this agreement with SET is that IE will have no ongoing cash flow or earnings from these contracts and should be able to close down operations by the end of 2003.

As part of the sale of the forward book of electricity trading contracts, IE entered into an Indemnity Agreement with SET, guaranteeing the performance of one of the counterparties.  The maximum amount payable by IE under the Indemnity Agreement is $20 million.  The Indemnity Agreement has been accounted for in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

In 2002, IE incurred $5 million of involuntary termination benefit expenses and approximately $4 million of lease termination costs and other exit-related costs.  As of December 31, 2002, IE paid $2 million of these costs with a remaining outstanding accrual of $7 million.  During the three months ended September 30, 2003, $0.4 million of involuntary termination benefits, lease termination costs and other exit-related costs were paid for a total of $3.6 million for the nine months ended September 30, 2003.  Also in the third quarter of 2003, $5 million of additional expenses were accrued, primarily termination benefits associated with the sale of the forward book of electricity trading contracts.  Termination benefit expenses relate to the termination of 98 employees (primarily energy traders and administrative support positions), 93 of whom had been laid off by September 30, 2003.  Of the 93 employees laid off, 19 were hired by other IDACORP subsidiaries, and thus received no severance benefits.

The following table presents the change in accrued restructuring charges during the period (in thousands of dollars):

	Severance	Lease
	and Other	Termination
	Benefits	Costs	Other	Total

Balance at December 31, 2002	$4,171	$2,485	$195	$6,851
Amounts paid	(2,912)	(548)	(103)	(3,563)
Amounts reversed	(124)	-	-	(124)
Additional amounts accrued	4,379	344	-	4,723
Balance at September 30, 2003	$5,514	$2,281	$92	$7,887

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of IDACORP, Inc.
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet of IDACORP, Inc. and subsidiaries as of September 30, 2003, and the related consolidated statements of income and of comprehensive income for the three and nine month periods ended September 30, 2003 and 2002 and the consolidated statements of cash flows for the nine month periods ended September 30, 2003 and 2002.  These financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP

Boise, Idaho
November 5, 2003

(This page intentionally left blank.)

Idaho Power Company
Consolidated Statements of Income
(unaudited)

Three Months Ended

	September 30,
	2003	2002
	(thousands of dollars)
OPERATING REVENUES:
General business	$188,247	$216,452
Off-system sales	16,442	10,859
Other revenues	9,536	9,940
Total operating revenues	214,225	237,251

OPERATING EXPENSES:
Operation:
Purchased power	77,280	50,240
Fuel expense	25,606	26,529
Power cost adjustment	(9,787)	57,153
Other	37,746	38,308
Maintenance	16,081	14,339
Depreciation	24,439	23,577
Taxes other than income taxes	5,164	5,069
Total operating expenses	176,529	215,215

INCOME FROM OPERATIONS	37,696	22,036

OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction	941	(4)
Other - net	2,074	410
Total other income	3,015	406

INTEREST CHARGES:
Interest on long-term debt	13,385	12,330
Other interest	1,103	2,318
Allowance for borrowed funds used during construction	(865)	(432)
Total interest charges	13,623	14,216

INCOME BEFORE INCOME TAXES	27,088	8,226

INCOME TAX EXPENSE (BENEFIT)	11,133	(31,129)

NET INCOME	15,955	39,355

Dividends on preferred stock	847	919

EARNINGS ON COMMON STOCK	$15,108	$38,436

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Income
(unaudited)

Nine Months Ended

	September 30,
	2003	2002
	(thousands of dollars)
OPERATING REVENUES:
General business	$529,922	$590,136
Off-system sales	54,889	41,994
Other revenues	29,670	28,775
Total operating revenues	614,481	660,905

OPERATING EXPENSES:
Operation:
Purchased power	122,904	111,614
Fuel expense	75,052	76,165
Power cost adjustment	67,443	133,378
Other	115,832	111,991
Maintenance	47,456	42,500
Depreciation	72,853	69,932
Taxes other than income taxes	15,572	15,415
Total operating expenses	517,112	560,995

INCOME FROM OPERATIONS	97,369	99,910

OTHER INCOME:
Allowance for equity funds used during construction	2,433	40
Other - net	7,537	11,373
Total other income	9,970	11,413

INTEREST CHARGES:
Interest on long-term debt	41,438	37,884
Other interest	3,690	7,293
Allowance for borrowed funds used during construction	(2,441)	(1,753)
Total interest charges	42,687	43,424

INCOME BEFORE INCOME TAXES	64,652	67,899

INCOME TAX EXPENSE (BENEFIT)	21,483	(8,175)

NET INCOME	43,169	76,074

Dividends on preferred stock	2,581	3,579

EARNINGS ON COMMON STOCK	$40,588	$72,495

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2003	2002
ASSETS	(thousands of dollars)

ELECTRIC PLANT:
In service (at original cost)	$3,164,212	$3,086,965
Accumulated provision for depreciation	(1,363,765)	(1,294,961)
In service - Net	1,800,447	1,792,004
Construction work in progress	106,930	92,481
Held for future use	2,705	2,335

Electric plant - Net	1,910,082	1,886,820

INVESTMENTS AND OTHER PROPERTY	42,406	42,272

CURRENT ASSETS:
Cash and cash equivalents	5,253	12,699
Receivables:
Customer	49,832	56,947
Allowance for uncollectible accounts	(1,312)	(1,566)
Notes	4,908	4,992
Employee notes	8,113	7,646
Related parties	24,565	27,905
Other	1,273	2,702
Accrued unbilled revenues	28,456	35,714
Materials and supplies (at average cost)	20,626	21,458
Fuel stock (at average cost)	4,387	6,943
Prepayments	28,488	32,818
Regulatory assets	7,017	17,147

Total current assets	181,606	225,405

DEFERRED DEBITS:
American Falls and Milner water rights	31,585	31,585
Company-owned life insurance	35,748	35,299
Regulatory assets	424,961	482,159
Other	39,878	34,953

Total deferred debits	532,172	583,996

TOTAL	$2,666,266	$2,738,493

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2003	2002
CAPITALIZATION AND LIABILITIES	(thousands of dollars)
CAPITALIZATION:
Common stock equity:
Common stock, $2.50 par value (50,000,000 shares
authorized; 37,612,351 shares outstanding)	$94,031	$94,031
Premium on capital stock	362,058	361,948
Capital stock expense	(2,689)	(2,710)
Retained earnings	317,628	330,300
Accumulated other comprehensive income (loss)	(4,734)	(7,109)

Total common stock equity	766,294	776,460

Preferred stock	52,484	53,393

Long-term debt	880,836	870,741

Total capitalization	1,699,614	1,700,594

CURRENT LIABILITIES:
Long-term debt due within one year	50,077	80,084
Notes payable	14,000	10,500
Accounts payable	38,382	52,728
Taxes accrued	97,563	89,090
Interest accrued	21,571	12,399
Deferred income taxes	6,785	17,056
Other	16,756	22,906

Total current liabilities	245,134	284,763

DEFERRED CREDITS:
Deferred income taxes	530,018	574,233
Regulatory liabilities	114,126	114,247
Other	77,374	64,656

Total deferred credits	721,518	753,136

COMMITMENTS AND CONTINGENT LIABILITIES

TOTAL	$2,666,266	$2,738,493

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Capitalization
(unaudited)

	September 30,		December 31,
	2003	%	2002	%
	(thousands of dollars)
COMMON STOCK EQUITY:
Common stock	$94,031		$94,031
Premium on capital stock	362,058		361,948
Capital stock expense	(2,689)		(2,710)
Retained earnings	317,628		330,300
Accumulated other comprehensive income (loss)	(4,734)		(7,109)
Total common stock equity	766,294	45	776,460	46

PREFERRED STOCK:
4% preferred stock	12,484		13,393
7.68% Series, serial preferred stock	15,000		15,000
7.07% Series, serial preferred stock	25,000		25,000
Total preferred stock	52,484	3	53,393	3

LONG-TERM DEBT:
First mortgage bonds:
6.40% Series due 2003	-		80,000
8 % Series due 2004	50,000		50,000
5.83% Series due 2005	60,000		60,000
7.38% Series due 2007	80,000		80,000
7.20% Series due 2009	80,000		80,000
6.60% Series due 2011	120,000		120,000
4.75% Series due 2012	100,000		100,000
4.25% Series due 2013	70,000		-
7.50% Series due 2023	-		80,000
6 % Series due 2032	100,000		100,000
5.50% Series due 2033	70,000		-
Total first mortgage bonds	730,000		750,000
Amount due within one year	(50,000)		(80,000)
Net first mortgage bonds	680,000		670,000

Pollution control revenue bonds:
8.30% Series 1984 due 2014	49,800		49,800
6.05% Series 1996A due 2026	68,100		68,100
Variable Rate Series 1996B due 2026	24,200		24,200
Variable Rate Series 1996C due 2026	24,000		24,000
Variable Rate Series 2000 due 2027	4,360		4,360
Total pollution control revenue bonds	170,460		170,460

REA notes	1,125		1,185
Amount due within one year	(77)		(84)
Net REA notes	1,048		1,101

American Falls bond guarantee	19,885		19,885

Milner Dam note guarantee	11,700		11,700

Unamortized premium/discount - net	(2,257)		(2,405)

Total long-term debt	880,836	52	870,741	51

TOTAL CAPITALIZATION	$1,699,614	100	$1,700,594	100

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2003	2002
	(thousands of dollars)
OPERATING ACTIVITIES:
Net income	$43,169	$76,074
Adjustments to reconcile net income to net cash provided by
operating activities:
Allowance for uncollectible accounts	(254)	17
Depreciation and amortization	82,369	79,560
Deferred taxes and investment tax credits	(52,773)	(64,131)
Accrued PCA costs	65,446	128,215
Change in:
Accounts receivable and prepayments	16,181	(12,138)
Accrued unbilled revenue	7,258	8,658
Materials and supplies and fuel stock	3,389	(1,483)
Accounts payable	(14,367)	(37,560)
Taxes receivable/accrued	8,473	50,127
Other current assets and liabilities	2,974	12,673
Other - net	4,094	5,973
Net cash provided by operating activities	165,959	245,985

INVESTING ACTIVITIES:
Additions to utility plant	(96,956)	(81,157)
Note receivable payment from (advance to) parent	(415)	15,315
Other - net	247	(796)
Net cash used in investing activities	(97,124)	(66,638)

FINANCING ACTIVITIES:
Issuance of first mortgage bonds	140,000	-
Retirement of first mortgage bonds	(160,000)	(50,000)
Retirement of preferred stock	(909)	(50,402)
Dividends on common stock	(53,260)	(52,545)
Dividends on preferred stock	(2,581)	(3,579)
Change in short-term borrowings	3,500	(48,517)
Other - net	(3,031)	(2,138)
Net cash used in financing activities	(76,281)	(207,181)

Net decrease in cash and cash equivalents	(7,446)	(27,834)

Cash and cash equivalents beginning of period	12,699	43,040

Cash and cash equivalents end of period	$5,253	$15,206

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$71,325	$11,512
Interest (net of amount capitalized)	$31,723	$35,017

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended
	September 30,
	2003	2002
	(thousands of dollars)

NET INCOME	$15,955	$39,355

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period,
net of tax of $296 and ($1,212)	521	(1,865)
Reclassification adjustment for (gains) losses included
in net income, net of tax of ($111) and $553	(172)	851
Net unrealized gains (losses)	349	(1,014)

TOTAL COMPREHENSIVE INCOME	$16,304	$38,341

	Nine Months Ended
	September 30,
	2003	2002
	(thousands of dollars)

NET INCOME	$43,169	$76,074

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period,
net of tax of $1,291 and ($1,968)	2,189	(3,088)
Reclassification adjustment for losses included in net income,
net of tax of $120 and $538	186	827
Net unrealized gains (losses)	2,375	(2,261)

TOTAL COMPREHENSIVE INCOME	$45,544	$73,813

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
Note 6 - Regulatory Matters

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Stock-Based Compensation
The following table illustrates the effect on net income if the fair value recognition provisions of SFAS 123, had been applied to stock-based employee compensation (in thousands of dollars):

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income, as reported	$15,955	$39,355	$43,169	$76,074
Add: Stock-based employee compensation expense included
in reported net income, net of related tax effects	50	16	104	13
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	302	438	651	1,311
Pro forma net income	$15,703	$38,933	$42,622	$74,776

2.  INCOME TAXES:

IPC uses an estimated annual effective tax rate to compute its provision for income taxes on an interim basis.  IPC's effective tax rate for the nine months ended September 30, 2003 was 33.2 percent, compared with an effective tax rate of negative 12.0 percent for the nine months ended September 30, 2002.  The increase in the 2003 estimated tax rate, compared with 2002, is due primarily to the adoption of a tax accounting method change during the third quarter of 2002 that provided a decrease to income tax expense of $31 million.  Had this benefit been excluded, the tax rate for the nine months ended September 30, 2002 would have been 33.6 percent.

10. RELATED PARTY TRANSACTIONS:

In exchange for the transfer of energy marketing to IE in June 2001, IPC received a partnership interest in IE, which was then transferred to IDACORP in exchange for notes receivable from IDACORP totaling approximately $76 million.  This amount represented the historical book value of the transferred energy marketing net assets on May 31, 2001 of $21 million and retained intercompany tax liabilities of $55 million.  The balance of this note at September 30, 2003 was approximately $20 million, including accrued interest.  On October 3, 2003, IDACORP repaid this note in its entirety.

The following table presents IPC's sales to and purchases from IE for the three and nine months ended September 30 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Sales to IE	$71	$2,208	$2,268	$21,891
Purchases from IE	-	4,002	-	13,282

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholder of Idaho Power Company
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet and statement of capitalization of Idaho Power Company and its subsidiary as of September 30, 2003, and the related consolidated statements of income and of comprehensive income for the three and nine month periods ended September 30, 2003 and 2002 and the consolidated statements of cash flows for the nine month periods ended September 30, 2003 and 2002.  These financial statements are the responsibility of the Company's management.

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
November 5, 2003

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts are in thousands unless otherwise indicated.  Megawatt hours (MWh) are in thousands).

INTRODUCTION:

In Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the general financial condition and results of operations for IDACORP, Inc. and its subsidiaries (collectively, IDACORP) and Idaho Power Company and its subsidiary (collectively, IPC) are discussed.  IDACORP is a holding company formed in 1998 as the parent of IPC and several other entities.

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

IDACORP's other operating subsidiaries include:

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

FORWARD-LOOKING INFORMATION:

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), IDACORP and IPC are hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of IDACORP or IPC in this Quarterly Report on Form 10-Q, in presentations, in response to questions or otherwise.  Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will likely result," "will continue," or similar expressions) are not statements of historical facts and may be forward-looking.  Forward-looking statements involve estimates, assumptions and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond the companies' control and may cause actual results to differ materially from those contained in forward-looking statements:

changes in governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC), the Idaho Public Utilities Commission (IPUC) and the Oregon Public Utility Commission (OPUC), with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, relicensing of hydroelectric projects, recovery of purchased power, recovery of other capital investments, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs) and other refund proceedings;

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

exposure to operational, market and credit risk;

changes in operating expenses and capital expenditures;

capital market conditions;

rating actions by Moody's, Standard & Poor's (S&P) and Fitch;

competition for new energy development opportunities;

results of financing efforts, including the ability to obtain financing on favorable terms, which can be affected by various factors, including credit ratings and general economic conditions;

natural disasters, acts of war or terrorism;

increasing health care costs and the resulting effect on health insurance premiums paid for employees and on the obligation to provide postretirement health care benefits;

increasing costs of insurance, changes in coverage terms and the ability to obtain insurance;

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

Reduced hydroelectric generation can significantly affect operating results.  IPC has a predominately hydroelectric generating base.  Because of its heavy reliance on inexpensive hydroelectric generation, IPC's operations can be significantly affected by the weather.  IPC is experiencing its fourth consecutive year of below normal water conditions.  When hydroelectric generation is reduced because of below normal water conditions, IPC must increase its use of more expensive generating resources and purchased power.  Although IPC generally recovers certain increased power costs through its Power Cost Adjustment (PCA), the recovery is on a deferred basis and is subject to the regulatory process.  The recovery is less than the full amount of the increased costs.

Changes in temperature can reduce power sales and affect operating results.  IPC experienced warmer than usual temperatures in its service territory in the first quarter of 2003, which reduced sales.  Temperatures in the second and third quarters of 2003 have been warmer than normal resulting in increased sales.  Warmer than normal winters or cooler than normal summers will reduce retail revenues from power sales.

Conditions that may be imposed in connection with hydroelectric license renewals may negatively affect earnings.  IPC is currently involved in renewing federal licenses for certain of its hydroelectric projects.  IPC currently expects new licenses for five middle Snake River region hydroelectric plants to be issued in 2004.  In addition, IPC filed its license application on July 18, 2003 for the Hells Canyon Complex (HCC), which provides 40 percent of IPC's total generating capacity.  Conditions with respect to environmental, operating and other matters that may be imposed by the FERC in connection with the renewal of these licenses could have a negative effect on IPC's operations.

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

If requested rate relief is not granted, IPC's earnings and cash flow could be negatively affected.  IPC filed a general rate case with the IPUC on October 16, 2003.  The rate case was filed as a result of capital expenditures made and increased operating costs experienced by IPC since 1993, the last rate case test year, except for those capital costs associated with construction of the Milner and expansion of the Twin Falls hydroelectric projects which were included in rates in 1995.  If the requested rate relief is not granted, IPC's earnings and cash flow could be negatively affected.

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

IPC and its affiliate, IE, may be subject to potential liabilities as a result of energy marketing operations.  As IE winds down its energy marketing operations, certain matters have been identified that required resolution with the FERC and the IPUC.  On February 26, 2003, the FERC issued an order approving the assignment of certain wholesale power and transmission services agreements from IPC to IE.  On May 16, 2003, the FERC issued an order that provided for (1) the refund of $0.3 million to certain counterparties associated with the inappropriate use of native load priority and for failure to obtain FERC approval prior to assigning certain contracts from IPC to IE, (2) the transfer of $5.8 million in benefits from IE to IPC as the result of certain transactions between the affiliates that were not properly filed with the FERC and (3) the implementation of certain compliance and auditing programs to ensure future compliance with FERC requirements.  In an IPUC proceeding that has been underway since May 2001, IPC, the IPUC staff and several interested customer groups have been working to determine the appropriate compensation IE should provide to IPC for certain transactions between the affiliates. The parties to the proceeding have reached a verbal agreement that an additional $5.5 million will be flowed through the PCA mechanism to the Idaho retail customers from April 2003 through December 2005.  This agreement is subject to approval by the IPUC.  The settlement should resolve all remaining compensation issues.  It is possible that other proceedings may be commenced against IPC or IE in connection with energy marketing.

IDACORP, IE and IPC are subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims, including those that may arise out of the California energy situation.  IDACORP, IE and IPC are involved in a number of proceedings including a complaint filed against sellers of power in California, based on California's unfair competition law, a cross-action wholesale electric antitrust case against various sellers and generators of power in California and the California refund proceeding at the FERC.  Other cases that are the direct or indirect result of the energy crisis in California include efforts by certain public parties to reform or terminate contracts for the purchase of power from IE and various show cause proceedings at the FERC that consider whether certain trading practices constituted gaming or acting in concert in furtherance of a gaming strategy.  It is possible that additional proceedings related to the California energy crisis may be filed in the future against IDACORP, IE or IPC.

Increased capital expenditures can significantly affect liquidity.  Increases in both the number of customers and the demand for energy require expansion and reinforcement of transmission, distribution and generating systems.  Additionally, a significant portion of IPC's facilities was constructed many years ago.  Aging equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures.  Failure of equipment or facilities used in IPC's systems could potentially increase repair and maintenance expenses, purchased power expenses and capital expenditures.

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

SUMMARY OF THIRD QUARTER 2003 AND FUTURE OUTLOOK:

Overall Results
IDACORP's earnings per share (EPS) was $1.22 in the third quarter of 2003, an increase of $0.24 per share compared to the third quarter of 2002.  The increase is due principally to recognition of income tax benefits related to low-income housing tax credits, profit on the sale of the forward book of electricity trading contracts at IE and a contract settled at IdaTech, offset by decreased earnings at IPC.

Accounting principles generally accepted in the United States of America (GAAP) require companies to apply the estimated annual effective tax rate in computing the provision for income taxes for interim reporting periods.  For 2003, IDACORP has projected annual pre-tax book income but has also projected an annual income tax benefit (a negative effective tax rate).  The income tax benefit results primarily from the realization of low-income housing credits.  Because IDACORP had pre-tax losses in the first two quarters of 2003, it did not apply the negative estimated annual effective tax rate to these pre-tax loss periods.  IDACORP recognized tax benefits in the third quarter based on its forecasted annual pre-tax income.

IPC's EPS contribution in the third quarter was $0.40, a $0.62 per share decrease compared to the third quarter of 2002.  In 2002, IPC changed its tax accounting method for capitalized overhead costs, and settled other tax matters, which created a tax benefit of $0.96 per share.  Also in 2002, $12 million ($0.19 per share) of deferred amounts that were not approved for recovery in the PCA filing was expensed.  Both years' results reflect the continued impact of below normal water conditions.

IE reported EPS of $0.19 for the third quarter of 2003, a $0.17 per share improvement from the third quarter of 2002.  IE's 2003 results include earnings from the August sale of its forward book of electricity trading contracts of $0.26 per share.  This sale was the last major step in the wind down of energy marketing that began in 2002.

Below Normal Water Conditions
The Snake River Basin above Brownlee Dam experienced below average precipitation for the recently completed 2003 water year (October 1, 2002 - September 30, 2003) making this the fourth consecutive year of below normal water conditions for the Snake River.  The Northwest River Forecast Center (NWRFC) records indicate inflow to Brownlee Reservoir during the April-July period was 56 percent of normal and 59 percent of normal for the entire water year.  These statistics are based on NWRFC records from 1971 through 2000.

Across the Snake River Basin, reservoir storage is low.  Reservoir storage in the Upper Snake River system above Milner Dam is the second lowest on record.  Below normal reservoir storage, combined with dry soil conditions in the Snake River Basin above Brownlee Dam, mean that higher than normal winter precipitation is necessary for flow in the Snake River to return to normal in the year ahead.

Integrated Resource Plan
Every two years, IPC is required to file with the IPUC and OPUC an Integrated Resource Plan (IRP), a comprehensive look at IPC's present and future demands for electricity and plans for meeting that demand.  The 2002 IRP identified the need for additional resources to address potential electricity shortfalls within IPC's utility service territory by mid-2005.

In February 2003, IPC issued a formal Request for Proposal (RFP) seeking bids for the construction of up to 200 megawatts (MW) of additional generation to support the growing seasonal demand for electricity in IPC's service area.  As a result of this process, IPC selected Mountain View Power as the successful bidder for the construction of the Bennett Mountain Power Plant (BMPP), a 160-MW gas-fired generating plant near Mountain Home, Idaho.

General Rate Case
IPC filed an application with the IPUC on October 16, 2003 to increase its general rates an average of 17.7 percent.  If approved, IPC's revenues would increase $86 million annually based on the proposed 11.2 percent return on equity.  An additional component of the filing was a request for interim rate relief of $20 million.  The interim rate request represents a portion of the general rate request.  If approved, IPC could begin to collect a 4.2 percent uniform interim rate increase within 30 days of the filing.  Oral arguments from intervening parties on the interim increase are scheduled to be heard on November 13, 2003.  The success of this rate case is dependent on the IPUC review and approval, which could take up to seven months from the filing date, and IPC is unable to predict what rate relief, if any, the IPUC will grant.

Relicensing of Hydroelectric Projects
The licenses for five of IPC's hydroelectric projects have expired.  These projects continue to operate under annual licenses until the FERC issues a new multi-year license.  Three more of IPC's hydroelectric project licenses will expire by 2010.  A new license application was filed for the HCC, IPC's largest generating facility, in July 2003.

Legal Issues and Regulatory Matters
IE and IPC are involved in a number of FERC proceedings arising out of the California energy situation.  They include proceedings involving (1) the chargeback provisions of the California Power Exchange (CalPX) participation agreement, which was triggered when a participant defaulted on a payment to the CalPX.  Upon such a default, other participants were required to pay their allocated share of the default amount to the CalPX.  This provision was first triggered by the Southern California Edison default and later by the Pacific Gas & Electric Company default; (2) efforts by the state of California to obtain refunds for a portion of the spot market sales prices from sellers of electricity into California from October 2, 2000 through June 20, 2001.  California is claiming that the prices were not just and reasonable and were not in compliance with the Federal Power Act (FPA); (3) the Pacific Northwest refund proceedings in which it was argued that the spot market in the Pacific Northwest was affected by the dysfunction in the California market, warranting refunds.  The FERC rejected this claim on June 25, 2003, but the FERC order remains subject to rehearing and judicial review; and (4) two cases which result from a ruling of the United States Court of Appeals for the Ninth Circuit that the FERC permitted the California parties in the California refund proceeding to submit materials to the FERC demonstrating market manipulation by various sellers of electricity into California.  On June 25, 2003, the FERC ordered a large number of parties including IPC to show cause why certain trading practices did not constitute gaming or anomalous market behavior in violation of the California Independent System Operator (Cal ISO) and CalPX Tariffs.  On October 16, 2003, IPC reached agreement with the FERC Staff (Staff) on the show cause orders.  The "gaming" settlement must be certified by an Administrative Law Judge (ALJ) and approved by the FERC and the motion to dismiss the "partnership" proceeding must be approved by the FERC before becoming final.  The FERC also issued an order instituting an internal investigation of anomalous bidding behavior and practices in the western wholesale power markets.

In connection with the wind down of energy marketing, certain matters were identified that required resolution with the FERC and the IPUC.  On February 26, 2003, the FERC issued an order approving the assignment of certain wholesale power and transmission services agreements from IPC to IE while stating that IPC violated Section 203 of the FPA.  On May 16, 2003, the FERC issued an order on these matters which provided for (1) the refund of $0.3 million to certain counterparties associated with the inappropriate use of native load priority and for failure to obtain FERC approval prior to assigning certain contracts from IPC to IE, (2) the transfer of $5.8 million in benefits from IE to IPC as the result of certain transactions between the affiliates that were not properly filed with the FERC and (3) the implementation of certain compliance and auditing programs to ensure future compliance with FERC requirements.  The IPUC matters include a proceeding that has been underway since May 2001 where IPC, the IPUC staff and several interested customer groups have been working to determine the appropriate compensation IE should provide to IPC for certain transactions between the affiliates.  The parties to the proceeding have reached a verbal agreement that an additional $5.5 million will be flowed through the PCA mechanism to the Idaho retail customers from April 2003 through December 2005.  This agreement is subject to approval by the IPUC.  The settlement should resolve all remaining compensation issues.

Liquidity
IDACORP's and IPC's operating cash flows were $257 million and $166 million, respectively, for the nine months ended September 30, 2003.  IDACORP's cash flows include cash received by IE on contracts realized or otherwise settled, including the sale of its forward book of electricity trading contracts.  IPC's operating cash flows include continued collections of PCA deferrals that were used for additions to utility plant, the redemption and retirement of first mortgage bonds and payment of dividends on common stock.

Forecasted net cash provided by operating activities for the year ending 2003 at IDACORP is $247 million, which is an increase from the June 30, 2003 estimate of $218 million, but is still below the original forecast.  IPC is forecasting that net cash provided by operating activities will be approximately $185 million for the year ending 2003 compared to its June 30, 2003 estimate of $176 million.  IPC's current estimate is also below its original forecast.

Defined benefit pension plan expense is expected to increase from approximately $0 in 2002 to approximately $7 million in 2003.  Based on current estimates, cash contributions during 2003 are not expected.

At September 30, 2003, IDACORP had approximately $11 million in commercial paper outstanding against its $315 million available bank credit facility.  IPC had approximately $14 million in commercial paper outstanding against its $200 million available bank credit facility.

The credit facilities require IDACORP and IPC to maintain a ratio of debt to total capitalization (leverage ratio) of no more than 65 percent.  At September 30, 2003, IDACORP's and IPC's leverage ratios were 53 percent and 54 percent, respectively.  IDACORP is also required to maintain an interest coverage ratio of at least 2.75 to 1.  At September 30, 2003, IDACORP's interest coverage ratio was in compliance with this requirement.

Capital Expenditures:  Capital expenditures at IPC are expected to come slightly under the budgeted levels of $150 million for the year.  The combined 2004 through 2006 capital needs of the utility are expected to be approximately $675 million.  Variation in the estimate is dependent on the ongoing analysis of the timing of spending for relicensing, load growth and other resource acquisition needs.  The construction of the BMPP is included in these estimates.

The ability of IDACORP and IPC to generate adequate operating cash flow to fund these increased capital requirements and their ability to access the capital markets in 2004 through 2006 will be heavily dependent on weather, hydroelectric generating conditions and results of the general rate case filing.  These factors will drive the level of capital that IDACORP and IPC can reinvest back into the utility and return to shareholders.

Dividends: In September 2003, the Board of Directors of IDACORP reduced the annual dividend on common stock from $1.86 per share to $1.20 per share.  The change took effect with the dividend for the quarter ended October 31, 2003, which the board declared at $0.30 per share.  The dividend will be paid December 1, 2003 to common shareholders of record on November 5, 2003.  This action was taken to strengthen IDACORP's financial position and its ability to fund IPC's $675 million three-year capital expenditure program.

Financing Activities
During July 2003, IFS issued $40 million in debt.  Proceeds were used by IFS to pay intercompany notes to IDACORP, which then used the proceeds to reduce short-term borrowings.

On October 22, 2003, Humboldt County, Nevada issued, for the benefit of IPC, $49.8 million Pollution Control Revenue Refunding Bonds (Idaho Power Company Project) Series 2003 due December 1, 2024.  The bonds were issued in an auction rate mode under which the interest rate is reset every 35 days.  The initial auction rate was set at 0.95 percent.

CRITICAL ACCOUNTING POLICIES:

IDACORP's and IPC's discussion and analysis of their financial condition and results of operations are based upon their consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires IDACORP and IPC to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, IDACORP and IPC evaluate these estimates, including those related to rate regulation, contingencies, litigation, income taxes, restructuring costs, asset impairments, benefit costs and bad debts.  These estimates are based on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances, and are the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  IDACORP and IPC, based on their ongoing reviews, will make adjustments when facts and circumstances dictate.

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

RESULTS OF OPERATIONS:

In this section, IDACORP's earnings for the three and nine months ended September 30, 2003 and 2002 are compared, beginning with a general overview.  A more detailed discussion of the electric utility and energy marketing segments then follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Earnings (loss) per share of common stock
Electric utility (IPC)	$0.40	$1.02	$1.06	$1.93
Energy marketing (IE)	0.19	0.02	(0.19)	(0.19)
Other	0.63	(0.06)	0.25	(0.02)
Total	$1.22	$0.98	$1.12	$1.72

IPC's 2002 third quarter and year-to-date results include a $0.96 per share benefit from a change in the tax accounting method used for capitalized overhead costs, and for the settlement of other tax matters.  Also in the third quarter of 2002, $12 million ($0.19 per share) of deferred amounts that were not approved for recovery in the PCA filing was expensed.  Both years' results reflect the continued impact of below normal water conditions.

IE's results include earnings from the sale of its forward book of electricity trading contracts in August 2003 of $0.26 per share, and the continued wind down of energy marketing activities.  The year-to-date results also reflect the settlement costs of reaching resolution in three legal disputes, which were recorded in the first quarter.

GAAP requires companies to apply the estimated annual effective tax rate in computing the provision for income taxes for interim reporting periods.  For 2003, IDACORP has projected annual pre-tax book income but has also projected an annual income tax benefit (a negative effective tax rate).  The income tax benefit results primarily from the realization of low-income housing credits.  Because IDACORP had pre-tax losses in the first two quarters of 2003, it did not apply the negative estimated annual effective tax rate to these pre-tax loss periods.  IDACORP recognized the tax benefit in the third quarter based on its forecasted annual pre-tax income.  The effect of this adjustment is included in the table above in "Other."

Excluding the tax adjustment discussed above, combined EPS from IDACORP's other subsidiaries increased for both the three and nine months ended September 30, 2003, principally due to improvement at IdaTech, which in August 2003 recorded a $4 million gain from the settlement of a contract regarding the design, production and delivery of fuel cell systems.

Utility Operations
This section discusses IPC's utility operations, which are subject to regulation by, among others, the state public utility commissions of Idaho and Oregon and by the FERC.

General Business Revenue:  The following table presents IPC's general business revenues and MWh sales for the three and nine months ended September 30:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Revenue		MWh		Revenue		MWh
	2003	2002	2003	2002	2003	2002	2003	2002

Residential	$63,903	$68,098	1,113	966	$208,142	$223,200	3,250	3,209
Commercial	43,099	50,030	968	878	133,958	146,479	2,632	2,592
Industrial	28,841	45,888	849	848	100,761	132,537	2,377	2,412
Irrigation	52,404	52,436	1,044	1,047	87,061	87,920	1,720	1,717
Total	$188,247	$216,452	3,974	3,739	$529,922	$590,136	9,979	9,930

IPC's general business revenue is dependent on many factors, including the number of customers served, the rates charged and economic and weather conditions.  The change in revenues in 2003 is due primarily to the following:

The annual PCA reduced revenues approximately $35 million and $45 million, respectively, for the three and nine months ended September 30, 2003.  The PCA is discussed in more detail below in "REGULATORY ISSUES - Deferred Power Supply Costs."

Customer growth in IPC's service territory was approximately three percent, resulting in $4 million and $14 million increases in revenues for the three and nine months ended September 30, 2003, respectively.

Weather and other usage factors increased revenues $11 million and decreased revenues $9 million for the three and nine months ended September 30, 2003, respectively.  The three-month increase is the result of warmer summer temperatures.  Cooling degree-days in the quarter were 33 percent greater than in 2002.  The nine-month decrease is attributed to warmer weather in the first quarter of 2003, as measured by a 19 percent decrease in heating degree-days.  Heating degree-days and cooling degree-days are common measures used in the utility industry to analyze the demand for electricity, and indicate when a customer would use electricity for heating or air-conditioning.

The remaining change represents decreased payments from FMC/Astaris.  FMC/Astaris, previously IPC's largest volume customer, closed its plants late in 2001 but was required, under a take or pay contract, to pay IPC for generation capacity regardless of delivery.  This contract expired in March 2003.

Off-system sales:  Off-system sales consist of long-term sales contracts and opportunity sales of surplus system energy.  The following table presents IPC's off-system sales for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Off-system sales	$16,442	$10,859	$54,889	$41,994
MWh sold	411	388	1,393	1,641
Revenue per MWh	$40.02	$28.02	$39.41	$25.60

Purchased power:  The following table presents IPC's purchased power for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Purchased Power:
Purchases	$77,280	$34,771	$119,775	$71,283
Load reduction costs	$-	$15,469	$3,129	$40,331

MWh purchased	1,716	1,132	2,730	2,435
Cost per MWh purchased	$45.03	$30.72	$43.87	$29.27

The increases in purchased power volumes were necessitated by unscheduled outages at IPC's thermal plants in 2003, including an eleven-week outage at one of the generating units at the Valmy thermal plant, which required power to be purchased on the open market.  The changes in the load reduction payments also included in purchased power are due to expiration of the FMC/Astaris Voluntary Load Reduction program.

Fuel expense:  The following table presents IPC's fuel expenses and generation at its thermal generating plants for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Fuel expense	$25,606	$26,529	$75,052	$76,165
Thermal MWh generated	1,635	1,900	4,946	5,312
Cost per MWh	$15.66	$13.96	$15.17	$14.34

PCA:  The PCA expense component is related to IPC's PCA regulatory mechanism.  The PCA is discussed in more detail below in "REGULATORY ISSUES - Deferred Power Supply Costs."  The following table presents the components of IPC's PCA expense for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Power supply costs accrual (deferral)	$(31,581)	$(3,273)	$(34,744)	$1,296
FMC/Astaris program costs deferral	-	(12,334)	(2,245)	(31,353)
Amortization of prior year authorized balances	21,794	60,640	104,384	149,855
Write-off of disallowed costs	-	12,120	48	13,580
Total power cost adjustment	$(9,787)	$57,153	$67,443	$133,378

Other Operations and Maintenance Expenses:  Other operations and maintenance expenses have increased $9 million for the nine months ended September 30, 2003.  This increase is primarily due to pension expense, which increased $5 million and thermal plant expenses, which increased $3 million.  Over the last four years of below normal water conditions, IPC has relied on thermal generation.  This usage has required an increase in maintenance expenses to maintain operating capacity of these facilities.  The remaining year-to-date increase is due primarily to transmission of purchased power into IPC's service territory.

Energy Marketing
In 2002, IDACORP announced two separate plans to wind down IE's energy marketing operations.  The initial announcement, in June 2002, specified that IE would not seek new electric customers, would limit its maximum value at risk to less than $3 million, would target a reduction of working capital requirements to less than $100 million by the end of 2003 and would reduce its workforce at its Boise operations by approximately 50 percent.  The second announcement, in November 2002, indicated that IE would close its Denver office by year-end 2002, would shut down its natural gas trading operation in Houston by March 2003 and would further reduce its workforce in its Boise operations through mid-2003.  Since these announcements in 2002, IE has reduced its workforce by approximately 87 percent and will continue to reduce its workforce as contractual obligations terminate.  The Denver office ceased operations in December 2002 and the Houston office ceased operations in April 2003.  The Boise office should cease operations by the end of 2003.

In August 2003, IE sold its forward book of electricity trading contracts to Sempra Energy Trading (SET).  This transaction was approved by the FERC on September 26, 2003.  To date, all but three of IE's counterparties have consented to the assignment of their contracts to SET.  For those that have not consented, IE still retains the credit risk.  SET entered into transactions with IE that mirror the transactions of those entities that have not consented to the assignment.  SET also agreed to service these remaining contracts for IE.  The result of this agreement with SET is that IE will have no ongoing cash flow or earnings from these contracts and should be able to close down operations by the end of 2003.

As part of the sale of the forward book of electricity trading contracts, IE entered into an Indemnity Agreement with SET, guaranteeing the performance of one of the counterparties.  The maximum amount payable by IE under the Indemnity Agreement is $20 million.  The Indemnity Agreement has been accounted for in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

In 2002, IE incurred $5 million of involuntary termination benefit expenses and approximately $4 million of lease termination costs and other exit-related costs.  As of December 31, 2002, IE paid $2 million of these costs with a remaining outstanding accrual of $7 million.  During the three months ended September 30, 2003, $0.4 million of involuntary termination benefits, lease termination costs and other exit related costs were paid, for a total of $3.6 million for the nine months ended September 30, 2003.  Also in the third quarter of 2003, $5 million of additional expenses were accrued, primarily termination benefits associated with the sale of the forward book of electricity trading contracts.  Termination benefit expenses relate to the termination of 98 employees (primarily energy traders and administrative support positions), 93 of whom had been laid off by September 30, 2003.  Of the 93 employees laid off, 19 were hired by other IDACORP subsidiaries, and thus received no severance benefits.

In connection with the wind down of energy marketing, certain matters were identified that required resolution with the FERC and the IPUC.  The FERC matters have been resolved by the issuance of two FERC orders and the parties to the IPUC proceeding have reached a verbal agreement, which is subject to approval by the IPUC.  These matters are discussed in more detail in Note 6 to the Consolidated Financial Statements.

For the three months ended September 30, 2003 and 2002, IE reported operating income of $11 million and $1 million, respectively.  IE recognized earnings of approximately $10 million or $0.26 per share in the third quarter of 2003 from the sale of its forward book of electricity trading contracts.  This income was reduced for the quarter by ongoing legal and other administrative expenses associated with the wind down of operations, including $5 million of additional restructuring costs.

Operating losses were $14 million for both the nine-month periods ending September 30, 2003 and 2002.  An $18 million increase in gross margins in 2003, due primarily to the sale of the forward book of electricity trading contracts, was offset by a $13 million increase in net losses related to the settlement of legal disputes, and $5 million of restructuring costs recorded in 2003.

Revenues:  Operating revenues include sales of electricity and natural gas netted against purchases.  All financial transactions and unrealized income are presented on a net basis as operating revenue.  Operating expenses include general and administrative expenses, net gains or loss on legal disputes, transmission expenses and broker fees.

The following table presents IE's energy marketing revenues and volumes for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net operating revenues:
Electricity	$16,650	$19,903	$19,084	$32,573
Gas	543	(986)	649	4,275
Total operating revenues	$17,193	$18,917	$19,733	$36,848

Operating volumes (settled):
Electricity (MWh)	2,895,808	7,807,395	11,052,039	34,327,433
Gas (MMbtu)	-	7,941,126	2,255,881	31,821,727

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

The following table details the gross margin for energy marketing operations for the three and nine months ended September 30:

Three Months Ended

Nine Months Ended

	September 30,		September 30,
	2003	2002	2003	2002
Gross Margin:
Realized or otherwise settled	$49,752	$(13,933)	$60,278	$37,371
Unrealized gains (losses)	(30,826)	20,515	(42,517)	(37,325)
Total	$18,926	$6,582	$17,761	$46

The change in net fair value (energy marketing assets less energy marketing liabilities) between year-end 2002 and September 30, 2003 is explained as follows:

Net fair value of contracts outstanding as of 12/31/2002	$38,193
Contracts realized or otherwise settled during the period	(60,278)
Changes in net fair value attributable to market prices and other market changes	18,999
Net fair value of contracts outstanding as of 9/30/2003	$(3,086)

The net fair value of contracts outstanding as of September 30, 2003 of $(3.1) million reflects $(3) million of refundable margin deposits from counterparties.  These margin deposits are for contracts that have been assigned to SET, but as of September 30, 2003, the margin deposits had not yet been returned to the counterparties.  These margin deposits have subsequently been returned to the respective counterparties and IE no longer holds any margin deposits for any counterparties, nor does IE have any margin on deposit with any counterparty.  The additional $(0.1) million of net fair value reflects a credit reserve associated with the three counterparties that as of September 30, 2003, had not consented to the assignment of transactions from IE to SET.

For those that have not consented, IE still retains the credit risk.  SET has entered into transactions with IE that mirror the transactions with those entities.  SET also agreed to service these remaining contracts for IE.  The result of this agreement with SET is that IE will have no ongoing cash flow or earnings from these contracts and should be able to close down operations by the end of 2003.

LIQUIDITY AND CAPITAL RESOURCES:

Operating Cash Flows
IDACORP's operating cash flows for the nine months ended September 30, 2003 were $257 million, compared to $243 million for the same period in 2002.  The change is attributable to increased net inflows at IE of $68 million, principally due to the receipt of $40 million from the sale of the forward book of electricity trading contracts, and also to other contracts being realized or otherwise settled.  That increase was offset by decreased cash inflows at IPC, related primarily to the timing of income tax payments and refunds and to decreased PCA rates.

IPC's operating cash flows for the nine months ended September 30, 2003 decreased to $166 million, compared to $246 million for the same period in 2002, related primarily to the timing of income tax payments and refunds and to decreased PCA rates.

For the 2003 calendar year, net cash provided by operating activities at IDACORP is forecasted to be $247 million, which is up from the June 30, 2003 estimate of $218 million, but is still below the original forecast.  IPC is forecasting that net cash provided by operating activities will be approximately $185 million for the year ending 2003 compared to its June 30, 2003 estimate of $176 million.  IPC's current estimate is also below its original forecast.  The increase in forecasted operating cash flows from the June 30, 2003 estimate at IDACORP is attributable to increased IPC revenues resulting from warmer than expected summer weather conditions, income tax refunds, the sale of IE's forward book of electricity trading contracts, and the timing of payments of certain working capital amounts.

Working Capital
Proceeds from long-term notes issued by IFS totaling $65 million were used to pay down IDACORP's notes payable.

Decreases of $52 million in accounts receivable and $61 million in accounts payable at IE are attributed to contracts realized or otherwise settled, the wind down of energy marketing and settled legal disputes with Truckee-Donner Public Utility District, Enron Power Marketing, Inc. and Enron North America Corp.

The increase in taxes accrued reflects amounts payable due to the sale of the forward book of electricity trading contracts and increased current taxable income.

Energy marketing assets and liabilities reflect the fair value of energy marketing contracts as of the reporting date.  The fair value of these contracts is unrealized and therefore does not necessarily indicate a current source or use of funds.  The change in the net energy marketing assets and liabilities from December 31, 2002 to September 30, 2003 is a reflection of the wind down and the sale of IE's book of electricity trading contracts.

The remaining changes in working capital are attributed to timing and normal business activity.

Contractual Obligations
The following table presents IDACORP's total contractual obligations in the respective periods in which they are due:

	2003	2004	2005	2006	2007	Thereafter

IPC long-term debt	$19	$50,077	$60,079	$82	$81,228	$739,428
Other long-term debt	6,634	18,601	17,682	16,148	13,723	18,438
IPC fuel supply	8,598	30,970	27,466	27,300	9,266	22,856
IPC power purchase
agreement	-	3,613	4,610	4,610	4,610	9,159

Credit Ratings
On October 3, 2003, S&P changed its rating outlook for IDACORP and IPC to stable from positive.  S&P stated that the stable rating outlook reflected the belief that overall financial ratios will only meet expectations for an A- rating over the next two to three years.  S&P also changed the IDACORP business profile to a 4 from a 5 on a 10-point scale, where 1 is the least risky.  IPC's business profile remains a 4.

Access to capital markets at a reasonable cost is determined in large part by credit quality.  The following outlines the current S&P, Moody's and Fitch ratings of IDACORP's and IPC's securities:

	Standard and Poor's		Moody's		Fitch
	IPC	IDACORP	IPC	IDACORP	IPC	IDACORP
Corporate Credit Rating	A-	A-	A3	Baa 1	None	None
Senior Secured Debt	A	None	A2	None	A	None
Senior Unsecured Debt	BBB+	BBB+	A3	Baa 1	A-	BBB+
Preferred Stock	BBB	BBB	Baa 2	None	BBB+	None
Trust Preferred Stock	None	BBB	None	Baa 2	None	BBB
Commercial Paper	A-2	A-2	P-1	P-2	F-1	F-2
Rating Outlook	Stable	Stable	Negative	Negative	Stable	Stable

These security ratings reflect the views of the rating agencies.  An explanation of the significance of these ratings may be obtained from each rating agency.  Such ratings are not a recommendation to buy, sell or hold securities.  Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change.  Each rating should be evaluated independently of any other rating.

Pension Expense and Contributions
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

Based on the 2003 actuarial valuation, pension expense for the qualified plan is expected to increase from approximately $0 in 2002 to approximately $7 million during 2003.  For the nine months ended September 30, 2003, pension expense of approximately $5 million was recorded.  Of these amounts, approximately 70-75 percent impact IPC's operations and maintenance expenses.  Based on market conditions at October 31, 2003, pension expense is expected to be approximately $7 million in 2004.  Cash contributions during 2003 and 2004 are not expected.

Insurance Expenses
IPC's medical expenses for current and retired employees are expected to increase approximately $3 million from 2002 to 2003.  This increase reflects the overall trends in health care costs and resulting health insurance premiums.  In addition, IPC's property and liability insurance expense is expected to increase approximately $2 million from 2002 to 2003, reflecting higher premiums to insure power plants and other utility property.  IPC forecasts that its 2004 insurance costs will continue to increase, but more moderately than in 2003.

Capital Requirements
Utility Construction Program:  Current utility construction expenditures for generation, transmission and distribution are designed to meet continuing customer growth and to improve efficiencies of IPC's energy delivery systems.  Construction expenditures, excluding Allowance for Funds Used During Construction, were $93 million for the nine months ended September 30, 2003 compared to $76 million for the same period in 2002.  IPC expects 2003 construction expenditures to be less than the 2003 budget of $150 million and the 2004 through 2006 construction expenditures to total approximately $675 million.  The combined 2004 through 2006 construction expenditures are expected to be allocated to thermal generation (20 percent), hydro generation (10 percent), relicensing and mitigation (10 percent), transmission (20 percent), distribution (30 percent) and general plant (10 percent).  With respect to thermal generation, IPC's coal-fired plants are approaching their fourth decade of service and plant utilization has increased due to load growth and reduced hydro generation because of below normal water conditions, all resulting in increased upgrade and replacement requirements and plant additions such as the BMPP, which is currently estimated to cost $61 million.  IPC's aging hydro facilities require continuing upgrade and replacement needs in addition to costs related to relicensing the majority of its hydroelectric facilities including the HCC which comprises 40 percent of IPC's total generating capacity.  Regarding transmission and distribution facilities, continuing load growth requires that IPC upgrade its system to maintain reliability.  Variations in these estimates are dependent on the ongoing analysis of the timing of spending for relicensing, load growth and other resource acquisition needs.

On February 24, 2003, IPC issued a formal RFP seeking bids for the construction of up to 200 MW of additional generation to support the growing seasonal demand for electricity in IPC's service area.  As a result of this process, IPC selected Mountain View Power as the successful bidder for the construction of the BMPP, a 160-MW gas-fired generating plant near Mountain Home, Idaho.  Mountain View Power has contracted with Siemens Westinghouse Power Corporation to furnish all of the labor, equipment and materials and to perform all of the engineering and construction of the plant.  The project cost - including plant construction and associated transmission system upgrades - is $61 million.  IPC will take ownership of the plant once it is fully tested and operational.  Resource acquisitions in connection with the construction of this project have been included in the 2004 through 2006 estimate of $675 million.

IPC filed an application with the IPUC on September 26, 2003 for a Certificate of Public Convenience and Necessity for the BMPP.  On October 30, 2003, the IPUC issued Order No. 29370 placing the case on Modified Procedure.  The IPUC determined that public interest is not served by public hearing and that any person wanting to state a position may file written comments with the IPUC no later than December 15, 2003.

The construction of the BMPP will be funded through IPC's normal financing of construction expenditures, which may include funds generated from operations, the issuance of long-term debt, and to the extent deemed necessary, new equity or equity-like securities at IDACORP or IPC.  IPC may arrange short-term financing for the resource pending final credit consideration and regulatory review.  Construction expenditure estimates are subject to periodic review and adjustment due to changing economic, regulatory, environmental and conservation factors.

Other Capital Requirements:  Capital requirements at IDACORP's other subsidiaries were $5 million for the nine months ended September 30, 2003 compared to $54 million for the same period in 2002.  The decline in 2003 capital investment was attributable to a decision to reduce new investments in low-income housing projects in 2003.

IDACORP forecasts indicate that internal cash generation after dividends is expected to provide approximately 120 percent of total capital requirements in 2003. IDACORP forecasts indicate that internal cash generation after dividends is expected to provide less than 100 percent of total capital requirements for 2004 through 2006.   The contribution for internal cash generation is dependent primarily upon IPC's cash flows from operations, which are subject to risks and uncertainties relating to weather and water conditions, and IPC's ability to obtain rate relief to cover its operating costs.  IDACORP and IPC expect to continue financing the utility construction program and other capital requirements with internally generated funds and externally financed capital.

The forecast for internally generated cash for total capital requirements in 2003 has increased from the 97 percent reported in the Annual Report on Form 10-K for the year ended December 31, 2002 due to lower than expected IPC construction expenditures and the reduction of IDACORP's 2003 fourth quarter dividend.

Dividends
In September 2003, the Board of Directors of IDACORP reduced the annual dividend on common stock from $1.86 per share to $1.20 per share.  The change took effect with the dividend for the quarter ended October 31, 2003, which the board declared at $0.30 per share.  The dividend will be paid December 1, 2003 to common shareholders of record on November 5, 2003.  This action was taken to strengthen IDACORP's financial position and its ability to fund IPC's $675 million three-year capital expenditure program.

With the wind down of IE, the long-term sustainability of the dividend is primarily dependent upon the earnings and operating cash flow generated by IPC.  IPC's earnings and operating cash flow depend on many factors, but the most significant are weather and hydroelectric generating conditions, the ability to obtain rate relief to cover operating costs and capital spending requirements.  IDACORP's Board of Directors will continue to evaluate these and other factors in determining the appropriate and sustainable level of payout to IDACORP's shareholders going forward.

IPC's articles of incorporation contain restrictions on the payment of dividends on its common stock if preferred stock dividends are in arrears.  IPC paid dividends to IDACORP of $53 million for both the nine months ended September 30, 2003 and 2002.

Financing Programs
Credit facilities:  IDACORP has a $175 million credit facility that expires on March 17, 2004, and a $140 million credit facility that expires on March 26, 2005.  Under these facilities IDACORP pays a facility fee on the commitment, quarterly in arrears, based on its corporate credit rating.  Commercial paper may be issued up to the amounts supported by the bank credit facilities.

IPC has a $200 million credit facility that expires on March 17, 2004.  Under this facility IPC pays a facility fee on the commitment, quarterly in arrears, based on IPC's corporate credit rating.  IPC's commercial paper may be issued up to the amount supported by the bank credit facilities.  At September 30, 2003, IPC had regulatory authority to incur up to $250 million of short-term indebtedness.

Short-term financings:  At September 30, 2003, IDACORP's short-term borrowings totaled $11 million, compared to $166 million at December 31, 2002.  At September 30, 2003, IPC's short-term borrowings totaled $14 million, compared to $11 million at December 31, 2002.

Long-term financings:  IDACORP currently has two shelf registration statements totaling $800 million that can be used for the issuance of unsecured debt (including medium-term notes) and preferred or common stock.  At September 30, 2003, none had been issued.  IDACORP does not anticipate issuing new common equity or equity-linked securities during the remainder of 2003.  In March 2003, IDACORP ceased issuing original issue shares of common stock and began using open market shares for the Dividend Reinvestment Plan and the Employee Savings Plan.

On March 14, 2003, IPC filed a $300 million shelf registration statement that could be used for first mortgage bonds (including medium-term notes), unsecured debt and preferred stock.  On May 8, 2003, IPC issued $140 million of secured medium-term notes, which were divided into two series.  The first was $70 million First Mortgage Bonds 4.25% Series due 2013 and the second was $70 million First Mortgage Bonds 5.50% Series due 2033.  Proceeds were used to pay down IPC short-term borrowings incurred from the maturity and payment of $80 million First Mortgage Bonds 6.40% Series due 2003 and the early redemption of $80 million First Mortgage Bonds 7.50% Series due 2023, on May 1, 2003.  At September 30, 2003, $160 million remained available to be issued on this shelf registration statement.

On May 15, 2003, IPC amended its indenture and increased the limit of aggregate principal amount of first mortgage bonds that may be outstanding at any one time from $900 million to $1.1 billion.

On October 22, 2003, Humboldt County, Nevada issued, for the benefit of IPC, $49.8 million Pollution Control Revenue Refunding Bonds (Idaho Power Company Project) Series 2003 due December 1, 2024.  IPC borrowed the proceeds from the issuance pursuant to a Loan Agreement with Humboldt County and is responsible for payment of principal, premium, if any, and interest on the bonds.  The bonds are secured, as to principal and interest, by IPC first mortgage bonds and as to principal and interest when due, by an insurance policy issued by Ambac Assurance Corporation.  The bonds were issued in an auction rate mode under which the interest rate is reset every 35 days.  The initial auction rate was set at 0.95 percent.  Proceeds from this issuance together with other funds provided by IPC will be used to redeem the outstanding $49.8 million Pollution Control Revenue Bonds (Idaho Power Company Project) 8.3% Series 1984 due 2014, which have been called for redemption on December 1, 2003, at 103%.

The following tax credit notes were issued by IFS during 2003:

		Principal	Interest
Issue Date	Series	Amount	Rate	Maturity
March 12, 2003	2003-1	$25,475	5.00%	2003 - 2010
July 15, 2003	2003-2	15,000	3.98%	2003 - 2009

Additionally, IFS borrowed $25 million from a corporate lender on July 25, 2003 at an interest rate of 3.65 percent.  This debt matures from 2003-2008.

Proceeds from the issuance of these debt instruments were primarily used by IFS to pay intercompany notes to IDACORP, which then used these proceeds to reduce short-term borrowings.  The debt for series 2003-1 is non-recourse to both IFS and IDACORP.  The debt for the remaining two issuances is recourse only to IFS.

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

IE, along with a number of other parties, filed a petition with the FERC on April 25, 2003 seeking review of the March 26, 2003 order.  On October 16, 2003, the FERC issued two orders denying rehearing of most contentions that had been advanced and directing the Cal ISO to prepare its compliance filing calculating revised Mitigated Market Clearing Prices (MMCPs) and refund amounts within five months.  After that time the FERC will consider cost-based filings from sellers to reduce their refund exposure.

Market Manipulation
In a November 20, 2002 order, the FERC permitted discovery and the submission of evidence respecting market manipulation by various sellers during the western power crises of 2000 and 2001.

On March 3, 2003, the California Parties (the investor owned utilities, the California Attorney General, the California Electricity Oversight Board and the California Public Utilities Commission) filed voluminous documentation asserting that a number of wholesale power suppliers, including IE and IPC had engaged in a variety of forms of conduct that the California Parties contended were impermissible.  Although the contentions of the California Parties were contained in more than 11 compact discs of data and testimony, approximately 12,000 pages, IE and IPC were mentioned in limited contexts - the overwhelming majority of the claims of the California Parties related to claims respecting the conduct of other parties.

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

On June 25, 2003, the FERC ordered over 50 entities that participated in the western wholesale power markets between January 1, 2000 and June 20, 2001, including IPC, to show cause why certain trading practices did not constitute gaming or anomalous market behavior in violation of the Cal ISO and the CalPX Tariffs.  The Cal ISO was ordered to provide data on each entity's trading practices within 21 days of the order, and each entity was to respond explaining their trading practices within 45 days of receipt of the Cal ISO data.  IPC submitted its responses to the show cause orders on September 2 and 4, 2003.  On October 16, 2003, IPC reached agreement with the Staff on the two orders commonly referred to as the "gaming" and "partnership" show cause orders.  Regarding the gaming order, the Staff determined it had no basis to proceed with allegations of false imports and paper trading and IPC agreed to pay $83,373 to settle allegations of circular scheduling.  IPC believed that it had defenses to the circular scheduling allegation but determined that the cost of settlement was less than the cost of litigation.  In the settlement, IPC did not admit any wrongdoing or violation of any law.  With respect to the "partnership" order, the Staff agreed to submit a motion to the FERC to dismiss the proceeding because materials submitted by IPC demonstrated that IE did not use the "parking" and "lending" arrangement with Public Service Company of New Mexico to engage in gaming or anomalous market behavior.  The "gaming" settlement must be certified by an ALJ and approved by the FERC and the motion to dismiss the "partnership" proceeding must be approved by the FERC before becoming final.  Any final order will be subject to appeal by other parties in the proceeding.  The California parties are attempting to persuade the FERC to delay these proceedings and consider requests for rehearing, which would expand the scope of the conduct under consideration.

On June 25, 2003, the FERC also issued an order instituting an internal investigation of anomalous bidding behavior and practices in the western wholesale power markets.  In this investigation, the FERC will review evidence of alleged economic withholding of generation.  The FERC has determined that all bids into the CalPX and the Cal ISO markets for more than $250 per MWh for the time period May 1, 2000 through October 1, 2000 will be considered prima facie evidence of economic withholding.  The FERC has issued data requests in this investigation to over 60 market participants including IPC.  If it is determined that IPC engaged in improper bidding, the FERC has indicated that sanctions may include disgorgement of alleged profits and other non-monetary actions, including possible revocation of market-based rate authority and/or additional required provisions in codes of conduct.  IPC received some information regarding these matters from the Cal ISO and on July 24, 2003, IPC responded to the FERC's data requests.  Based on the information received to date from the Cal ISO, IDACORP and IPC believe that any potential penalties imposed by the FERC would not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

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

FERC Investigations Regarding Trading Practices and the California Parties Conduct of Discovery Respecting the Same:  In a series of requests for information ending on May 8, 2002 the FERC issued a data request to all sellers of Wholesale Electricity and/or Ancillary Services to the Cal ISO and/or the CalPX during the years 2000-2001.  The request required IPC and IE to respond in the form of an affidavit to inquiries respecting various trading practices that the FERC identified in its fact-finding investigation of Potential Manipulation of Electric and Natural Gas Prices in Docket No. PA02-2-000.  IPC and IE filed the various responses sought by the FERC.  The May 2002 response indicated that although they did export energy from the CalPX outside of California during the period 2000-2001, they did not engage in any impermissible trading practice described in the Enron memoranda and identified by the FERC.  The energy purchased within and exported out of California was resold to supply preexisting load obligations, to supply preexisting term transactions or to supply a contemporaneous sales transaction.  The companies denied engaging in the other ten practices identified by the FERC.  IPC and IE filed additional responses with the FERC on May 31 and June 5, 2002.  In the May 31 response, the companies denied engaging in the practice referred to as "wash," "round trip" or "sell/buyback" trading involving the sale of an electricity product to another company together with a simultaneous purchase of the same product at the same price.  In the June 5 response, where the data request was directed to all sellers of natural gas in the Western Systems Coordinating Council and/or Texas during the years 2000-2001, the companies denied engaging in the practice referred to as "wash," "round trip" or "sell/buyback" trading involving the sale of natural gas together with a simultaneous purchase of the same product at the same price.  The conclusions reached by the FERC Staff regarding the responses to the FERC's data requests were embodied in a "Final Staff Report on Price Manipulation in Western Markets" issued in March 2003, which was incorporated in the FERC show cause orders discussed above in Market Manipulation in connection with the company's settlement of the gaming practices and partnership orders.

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

Other Legal Issues
Idaho Power Company Transmission Line Rights-of-Way Across Fort Hall Indian Reservation:  IPC has multiple transmission lines that cross the Shoshone-Bannock Tribes' Fort Hall Indian Reservation near the city of Pocatello in southeastern Idaho.  IPC has been working since 1996 to renew five of the right-of-way permits for the transmission lines, which have stated permit expiration dates between 1996 and 2003.  IPC has filed applications with the United States Department of the Interior, Bureau of Indian Affairs, to renew the five rights-of-way for 25 years, including payment of the independently appraised value of the rights-of-way to the Tribes (and the Tribal allottees who own portions of the rights-of-way).  The Tribes have not agreed to renew the rights-of-way and have demanded a substantially greater payment of $19 million, including an up-front payment of $4 million with the remainder to be paid over the 25 year term of the permits, or in the alternative $11 million including an up-front payment of $4 million with the remainder paid over the first three years of the permit. This is based on an "opportunity cost" methodology, which calculates the value of the rights-of-way as a percentage of the cost to IPC of relocating the transmission lines off the Reservation.  Both parties have discussed potential legal action regarding renewal of the rights-of-way, but no such action has been taken to date.

Environmental Issues
Threatened and Endangered Snails:  In December 1992, the United States Fish and Wildlife Service (USFWS) listed five species of snails that inhabit the middle Snake River as threatened or endangered species under the Endangered Species Act (ESA).  In 1995, in preparation for the FERC relicensing of certain of IPC's hydroelectric projects, IPC obtained a permit from the USFWS to study the listed snails.  Since that date, IPC has been collecting field data and conducting studies in an effort to determine the status of the listed snails and how they may be affected by a variety of factors, including hydroelectric production, water quality and irrigation practices.

Based upon the studies initiated by IPC in 1995, in July and October of 2002, IPC, in cooperation with the State of Idaho, filed petitions with the USFWS to remove the Bliss Rapids snail and Idaho springsnail from the federal list of threatened and endangered wildlife.  Due to the pending relicensing proceedings at the FERC and the ESA consultation between the FERC and the USFWS on the potential effect of project operations on ESA listed snails, IPC submitted the petitions, and the studies upon which they were based, to the FERC for inclusion in the Mid-Snake and CJ Strike relicensing proceedings.

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

Due to the importance of these snail data to issues pending in the relicensing of IPC's hydroelectric projects and the pending ESA consultation between the FERC and the USFWS, IPC retained the independent scientist that conducted the review to analyze the primary data used to prepare the 1995-2001 snail survey reports and to prepare new and corrected annual reports.  On October 17, 2003, IPC provided the FERC and the USFWS with revised annual reports for 1995-2000.  The 2001 revised report is in the process of being finalized and will be sent to the FERC and USFWS upon completion.

By letters dated August 5, 2003, IPC and the USFWS advised the FERC that they initiated efforts to reach a cooperative resolution of outstanding fish and wildlife issues associated with the relicensing of the Mid-Snake and CJ Strike projects, including issues relating to threatened and endangered snails.  IPC and the USFWS advised the FERC that they hoped to complete these efforts within 90 days of August 5, 2003.  On August 14, 2003, the FERC responded to IPC advising they would not take action on the licenses prior to the expiration of the 90 day period.  IPC and the USFWS efforts in this regard continue and IPC and the USFWS jointly reported to the FERC as to their progress on November 5, 2003.

REGULATORY ISSUES:

Federal Energy Regulatory Commission
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

Oregon Public Utility Commission
On April 29, 2003, the staff of the OPUC issued a report on trading activities during the western energy crisis in 2000-2001 by regulated utilities serving customers in Oregon including Portland General Electric, PacifiCorp and IPC.  With respect to IPC, the report reviews positions IPC has taken at the FERC on trading strategies, the FERC proceeding on market manipulation and issues voluntarily disclosed by IE and IPC in September 2002 regarding affiliate transactions.  The report acknowledges that IE and IPC have denied participating in the trading strategies.  The staff report recommended that staff report back in 90 days regarding whether the OPUC should open a formal investigation of IPC.  On June 12, 2003, the OPUC determined to suspend any further consideration of actions relating to IPC until after the IPUC and FERC concluded their reviews.

Deferred Power Supply Costs
Idaho:  IPC has a PCA mechanism that provides for annual adjustments to the rates charged to its Idaho retail customers.  These adjustments, which historically have taken effect in May, are based on forecasts of net power supply expenses and the true-up of the prior year's forecast.  During the year, 90 percent of the difference between the actual and forecasted costs is deferred with interest.  The ending balance of this deferral, called a true-up, is then included in the calculation of the next year's PCA.

On April 15, 2003, IPC filed its 2003-2004 PCA with the IPUC, and, with a small adjustment to the filing, the rates were approved by the IPUC and became effective on May 16, 2003.  As approved, IPC's rates have been adjusted to collect $81 million above 1993 base rates, a $114 million reduction from the 2002-2003 PCA.

Lost Revenue
In the IPUC's 2002 order related to IPC's 2002-2003 PCA, the IPUC disallowed recovery of $12 million in lost revenues resulting from the irrigation load reduction program.  IPC believes that the IPUC's order is inconsistent with an earlier order that allowed recovery of such costs, and IPC filed a Petition for Reconsideration on May 2, 2002.  On August 29, 2002, the IPUC denied the Petition for Reconsideration.  As a result of this order the $12 million was expensed in September 2002.  IPC still believes it should be entitled to receive recovery of this amount and asked the Idaho Supreme Court to review the IPUC's decision.  Oral argument for this case is set for December 5, 2003.  If successful, IPC would record any amount recovered as revenue.

Oregon:  IPC is also recovering calendar year 2001 extraordinary power supply costs applicable to the Oregon jurisdiction.  In two separate 2001 orders, the OPUC approved rate increases totaling six percent, which was the maximum annual rate of recovery allowed under Oregon state law at that time.  These increases are recovering approximately $2 million annually.  The Oregon deferred balance was $14 million as of September 30, 2003.  During the 2003 Oregon legislative session, the maximum annual rate of recovery was raised to ten percent under certain circumstances.  The higher recovery percentage may be requested by IPC in the spring of 2004.

IPC's deferred power supply costs consisted of the following at:

	September 30,	December 31,
	2003	2002

Oregon deferral	$13,752	$14,172

Idaho PCA power supply cost deferrals:
Deferral during the 2003-2004 rate year	35,006	-
Deferral during the 2002-2003 rate year	-	8,910
Astaris load reduction agreement	-	27,160

Idaho PCA true-up awaiting recovery:
Irrigation and small general service deferral for recovery in
the 2003-2004 rate year	-	12,049
Industrial customer deferral for recovery in the 2003-2004 rate year	-	3,744
Remaining true-up authorized May 2002	-	74,253
Remaining true-up authorized May 2003	26,084	-

Total deferral	$74,842	$140,288

General Rate Case
IPC filed an application with the IPUC on October 16, 2003 to increase its general rates an average of 17.7 percent. If approved, IPC's revenues would increase $86 million annually based on the proposed 11.2 percent return on equity.  An additional component of the filing was a request for interim rate relief of $20 million. The interim rate request represents a portion of the general rate request. If approved, IPC could begin to collect a 4.2 percent uniform interim rate increase within 30 days of the filing.  Oral arguments from intervening parties on the interim increase are scheduled to be heard on November 13, 2003.
In addition, IPC proposed a seasonal rate schedule.  If approved, the price IPC charges its customers from June to August would reflect IPC's seasonably higher costs of producing or purchasing power.  The change would result in summer and non-summer base rates.

IPC's proposal requests revenue recovery for certain costs of serving its customers, such as increased operating expenses and substantial demands for infrastructure improvements, increased capital costs for the protection, mitigation and enhancement (PM&E) requirements of new licenses at some of its hydroelectric projects, for the cost of new sources of power and continued expansion of its transmission and distribution network.  The success of this rate case is dependent on the IPUC review and approval, which could take up to seven months from the filing date.  IPC is unable to predict what rate relief, if any, the IPUC will grant.

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

PPL Montana Power Purchase Agreement:  During May 2003, IPC and PPL Montana, LLC (PPLM) entered into a firm wholesale Purchase Power Adjustment (PPA) under which IPC will purchase energy from PPLM during the heavy load hours of June, July and August from 2004 through 2009.  With the exception of the month of August 2004, in which the quantity of energy to be purchased is 26 MW per hour, during each month of the PPA IPC will purchase 83 MW per hour from PPLM at a price of $44.50 per MWh.  After deducting transmission losses, IPC will receive approximately 80 MW per hour.  The IPUC approved this PPA on July 8, 2003.

Bennett Mountain Power Plant:  On February 24, 2003, IPC issued a formal RFP seeking bids for the construction of up to 200 MW of additional generation to support the growing seasonal demand for electricity in IPC's service area.  As a result of this process, IPC selected Mountain View Power as the successful bidder for the construction of the BMPP, a 160-MW gas-fired generating plant near Mountain Home, Idaho.  Mountain View Power has contracted with Siemens Westinghouse Power Corporation to furnish all of the labor, equipment and materials and to perform all of the engineering and construction of the plant.  The project cost - including plant construction and associated transmission system upgrades - is $61 million.  IPC will take ownership of the plant once it is fully tested and operational.

IPC filed an application with the IPUC on September 26, 2003 for a Certificate of Public Convenience and Necessity for the BMPP.  On October 30, 2003, the IPUC issued Order No. 29370 placing the case on Modified Procedure.  The IPUC determined that public interest is not served by public hearing and that any person wanting to state a position may file written comments with the IPUC no later than December 15, 2003.

Automatic Meter Reading
On February 21, 2003, the IPUC issued Order No. 29196 which directed IPC to submit a plan no later than March 20, 2003 to replace its existing meters with advanced meters that are capable of both automated meter reading (AMR) and time-of-use pricing.  On April 15, 2003, the IPUC issued Order No. 29226, which modified and clarified Order No. 29196.  The requirement to commence installation in 2003 was removed; however, IPC is expected to implement AMR as soon as practicable, subject to updated analysis showing AMR to be cost effective for customers.  As ordered by the IPUC, IPC submitted an updated analysis on May 9, 2003.  A workshop with IPUC staff and other interested parties to discuss the analysis was held on May 19, 2003.  The IPUC issued Order No. 29291 on July 14, 2003, providing interested parties the opportunity to submit comments regarding IPC's updated analysis.  On October 24, 2003, the IPUC issued Order No. 29362 which directs IPC to collaboratively develop and submit a Phase One AMR Implementation Plan to replace current residential meters with advanced meters in selected service areas.  The plan must be filed within 60 days of the service date of the order.  The IPUC also directed IPC to complete Phase One AMR installation by December 31, 2004, and to file an AMR Phase One implementation status report no later than the end of 2005.  Should IPC be directed to fully implement an AMR system, a four-year implementation commencing with Phase One is estimated to cost $86 million.  IPC would include these costs in future rate filings.

Relicensing of Hydroelectric Projects
IPC, like other utilities that operate nonfederal hydroelectric projects, obtains licenses for its hydroelectric projects from the FERC.  These licenses generally last for 30 to 50 years depending on the size and complexity of the project.  Currently, the licenses for five hydroelectric projects have expired.  These projects continue to operate under annual licenses until the FERC issues a new multi-year license.  Three more of IPC's hydroelectric project licenses will expire by 2010.

IPC is actively pursuing the relicensing of these projects, a process that may continue for the next ten to 15 years.  The current status of IPC's relicensing efforts is summarized in the table below.

Projects	Current status
Bliss, Upper Salmon Falls, Lower Salmon Falls, Shoshone Falls and CJ Strike	Annual licenses issued under terms and conditions of the expired multi-year license. Final Environmental Impact Statements have been issued. FERC licenses anticipated in 2004.

Upper Malad and Lower Malad	License expires in 2004. New license application filed in July 2002.

Brownlee-Oxbow-Hells Canyon	License expires in 2005. New license application filed in July 2003.

The most significant relicensing effort is the HCC, which provides approximately two-thirds of IPC's hydroelectric generation capacity and 40 percent of its total generating capacity.  IPC developed the license application for the HCC through a collaborative process involving representatives of state and federal agencies, businesses, environmental, tribal, customer, local government and local landowner interests.  The license application for the HCC was filed in July 2003. The application includes existing and proposed PM&E measures estimated to total (assuming a 30-year license) approximately $106 million in the first five years of the license and $218 million over the following 25 years.  However, the actual costs of the PM&E measures and other costs associated with the relicensing of the project will not be known until the new license is issued by the FERC. The current license for the project expires in July 2005.  IPC will thereafter operate the project under annual licenses issued by the FERC until the new multi-year license is issued.

The four Mid-Snake River projects, Bliss, Upper Salmon Falls, Lower Salmon Falls and Shoshone Falls, and the CJ Strike projects, may affect five species of snails listed under the ESA.  See previous discussion in "LEGAL AND ENVIRONMENTAL ISSUES - Environmental Issues - Threatened and Endangered Snails."

At September 30, 2003, $57 million of pre-relicensing costs were included in Construction Work in Progress (CWIP) and $8 million of pre-relicensing costs were included in Electric Plant in Service.  The pre-relicensing costs are recorded and held in CWIP until a new multi-year license or annual license is issued by the FERC, at which time the charges are transferred to Electric Plant in Service.  Pre-relicensing costs as well as costs related to the new licenses, as referenced above, will be submitted to regulators for recovery through the rate-making process.  The relicensing process is discussed more fully in IDACORP'S and IPC's Annual Report on Form 10-K for the year ended December 31, 2002.

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

On June 30, 2003, the FERC filed a response to the Petition for Mandamus.  The FERC opposed the petition, first, because there was no federal action before the FERC to trigger a consultation responsibility under ESA Section 7(a)(2); second, because there was no evidence to substantiate the allegations of the petitioners that the ESA listed species have continued to decline since the filing of the original petition with the FERC in 1997; and lastly, because there were no grounds to support the allegations of unreasonable delay given the ongoing interaction between the FERC, IPC and other interested parties with regard to issues associated with the ESA listed species and the HCC.  IPC filed a brief in support of the FERC's position on July 3, 2003.  The petitioners filed a reply in support of the Petition for Mandamus with the court on July 8, 2003.  The court granted IPC intervention and set the matter for oral argument on March 16, 2004.

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

In July 2002, the FERC issued a Notice of Proposed Rulemaking (NOPR) on Standard Market Design (SMD) for regulated utilities.  If implemented as proposed, the NOPR will substantially change how wholesale markets operate throughout the United States.  The proposed rulemaking expands the FERC's intent to unbundle transmission operations from integrated utilities and ensure robust competition in wholesale markets.  The proposed rule contemplates that all wholesale and retail customers will be on a single network transmission service tariff.  The proposed rule also contemplates the implementation of a bid-based system for buying and selling energy in wholesale markets to manage congestion.  RTOs, or Independent Transmission Providers would administer the market.  RTOs would also be responsible for putting together regional plans that identify opportunities to construct new transmission, generation or demand-side programs to reduce transmission constraints and meet regional energy requirements.  Finally, the proposed rule envisions the development of regional market monitors responsible for ensuring that individual participants do not exercise unlawful market power.  Comments to the proposed rules were filed with the FERC in February 2003.

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

OTHER MATTERS:

IdaTech's Department of Energy Development Program
On September 18, 2003, IdaTech was awarded a development program of $9.6 million by the United States Department of Energy for the development of a 50-kilowatt proton exchange membrane (PEM) fuel cell system suitable for providing grid-independent energy sources for large facilities.  This is a three-year, cost-shared cooperative agreement between IdaTech and other technology, utility and hotel companies.

The fully integrated PEM fuel cell system will combine IdaTech's patented multi-fuel fuel processing technology with another company's fuel cell power module and will deliver both electricity and thermal energy to hotel systems.

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

Energy Trading:  The sale of IE's forward book of electricity trading contracts to SET has eliminated the energy trading commodity price risk.

Credit Risk
Utility:  IPC's credit risk has not changed materially from that reported in the Annual Report on Form 10-K for the year ended December 31, 2002.

Energy Trading:  IE is exposed to counterparty credit risk as part of its energy trading business.  This risk is defined as exposure to decreases in expected earnings or cash flow when a counterparty to an energy commodity contract cannot or will not pay or deliver.  To manage counterparty credit risk within acceptable levels, the Risk Management Committee (RMC) established credit risk limits for each counterparty.  Credit risk exposure is measured and reported daily to members of the RMC.  In order to provide further protection from a counterparty's deteriorating creditworthiness, IE utilizes industry standard agreements containing various protective creditworthiness provisions.  Other tools used to manage credit risk are the holding of collateral in the form of cash or letters of credit and the use of margining agreements with counterparties when credit risk exceeds certain pre-determined thresholds.  Because of the volatile nature of energy market prices, margining agreements can require the posting of large amounts of cash between counterparties to hold as collateral against the value of the energy contracts.  This practice mitigates credit risk but increases the need for cash or other liquid securities to ensure the ability to meet all margin requirements when the markets are most volatile.

At September 30, 2003, 70 percent of the credit exposure related to IE's unrealized positions was with investment grade counterparties, less than one percent was with non-investment grade counterparties and the remaining 29 percent was with non-rated counterparties.  The majority of the non-rated entities are municipalities, public utility districts and electric cooperatives.  The following table presents the maturity of credit risk exposure for energy marketing at September 30, 2003:

	Less than	2-5	More than
	2 Years	Years	5 Years	Total
Investment Grade	$16,094	$-	$-	$16,094
Non-Investment Grade	8	-	-	8
No External Ratings	6,743	-	-	6,743
Total	$22,845	$-	$-	$22,845

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Disclosure controls and procedures:

The Chief Executive Officer and Chief Financial Officer of IDACORP, Inc., based on their evaluation of IDACORP, Inc.'s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2003, have concluded that IDACORP, Inc.'s disclosure controls and procedures are effective.

The Chief Executive Officer and Chief Financial Officer of Idaho Power Company, based on their evaluation of Idaho Power Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2003, have concluded that Idaho Power Company's disclosure controls and procedures are effective.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Note 5 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q and to the Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2003 and June 30, 2003.

ITEM 5. OTHER INFORMATION

Marlene K. Williams, Vice President - Human Resources of IDACORP, Inc. and Idaho Power Company resigned in October 2003.  Ms. Williams served in this position for Idaho Power Company since 1999 and IDACORP, Inc. since 2002.

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

*3(a)(iii)	1-3198 Form 10-Q for 6/30/00	3(a)(iii)	Articles of Amendment to Restated Articles of Incorporation of IPC as filed with the Secretary of State of Idaho on June 15, 2000.

*3(b)	1-3198 Form 10-Q for 3/31/03	3(b)	By-laws of IPC amended on March 20, 2003, and presently in effect.

*3(c)	33-56071	3(d)	Articles of Share Exchange, as filed with the Secretary of State of Idaho on September 29, 1998.

*3(d)	333-64737	3.1	Articles of Incorporation of IDACORP, Inc.

*3(d)(i)	333-64737	3.2	Articles of Amendment to Articles of Incorporation of IDACORP, Inc. as filed with the Secretary of State of Idaho on March 9, 1998.

*3(d)(ii)	333-00139	3(b)	Articles of Amendment to Articles of Incorporation of IDACORP, Inc. creating A Series Preferred Stock, without par value, as filed with the Secretary of State of Idaho on September 17, 1998.

*3(e)	333-104254	4(e)	Amended Bylaws of IDACORP, Inc. amended on March 20, 2003, and presently in effect.

*4(a)(i)	2-3413	B-2	Mortgage and Deed of Trust, dated as of October 1, 1937, between IPC and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company) and R. G. Page, as Trustees.

*4(a)(ii)			IPC Supplemental Indentures to Mortgage and Deed of Trust:

			Number	Dated
	1-MD	B-2-a	First	July 1, 1939
	2-5395	7-a-3	Second	November 15, 1943
	2-7237	7-a-4	Third	February 1, 1947
	2-7502	7-a-5	Fourth	May 1, 1948
	2-8398	7-a-6	Fifth	November 1, 1949
	2-8973	7-a-7	Sixth	October 1, 1951
	2-12941	2-C-8	Seventh	January 1, 1957
	2-13688	4-J	Eighth	July 15, 1957
	2-13689	4-K	Ninth	November 15, 1957
	2-14245	4-L	Tenth	April 1, 1958
	2-14366	2-L	Eleventh	October 15, 1958
	2-14935	4-N	Twelfth	May 15, 1959
	2-18976	4-O	Thirteenth	November 15, 1960
	2-18977	4-Q	Fourteenth	November 1, 1961
	2-22988	4-B-16	Fifteenth	September 15, 1964
	2-24578	4-B-17	Sixteenth	April 1, 1966
	2-25479	4-B-18	Seventeenth	October 1, 1966
	2-45260	2(c)	Eighteenth	September 1, 1972
	2-49854	2(c)	Nineteenth	January 15, 1974
	2-51722	2(c)(i)	Twentieth	August 1, 1974
	2-51722	2(c)(ii)	Twenty-first	October 15, 1974
	2-57374	2(c)	Twenty-second	November 15, 1976
	2-62035	2(c)	Twenty-third	August 15, 1978
	33-34222	4(d)(iii)	Twenty-fourth	September 1, 1979
	33-34222	4(d)(iv)	Twenty-fifth	November 1, 1981
	33-34222	4(d)(v)	Twenty-sixth	May 1, 1982
	33-34222	4(d)(vi)	Twenty-seventh	May 1, 1986
	33-00440	4(c)(iv)	Twenty-eighth	June 30, 1989
	33-34222	4(d)(vii)	Twenty-ninth	January 1, 1990
	33-65720	4(d)(iii)	Thirtieth	January 1, 1991
	33-65720	4(d)(iv)	Thirty-first	August 15, 1991
	33-65720	4(d)(v)	Thirty-second	March 15, 1992
	33-65720	4(d)(vi)	Thirty-third	April 1, 1993
	1-3198 Form 8-K Dated 12/17/93	4	Thirty-fourth	December 1, 1993
	1-3198 Form 8-K Dated 11/21/00	4	Thirty-fifth	November 1, 2000
	1-3198 Form 8-K Dated 9/27/01	4	Thirty-sixth	October 1, 2001

	1-3198 Form 8-K Dated 4/15/03	4	Thirty-seventh	April 1, 2003

	1-3198 Form 10-Q for 6/30/03	4(a)(iii)	Thirty-eighth	May 15, 2003

4(a)(iii)			Thirty-ninth	October 1, 2003

*4(b)	1-3198 Form 10-Q for 6/30/00	4(b)	Instruments relating to IPC American Falls bond guarantee (see Exhibit 10(c)).

*4(c)(i)	33-65720	4(f)	Agreement of IPC to furnish certain debt instruments.

4(c)(ii)			Agreement of IDACORP, Inc. to furnish certain debt instruments.

*4(d)	33-00440	2(a)(iii)	Agreement and Plan of Merger dated March 10, 1989, between Idaho Power Company, a Maine Corporation, and Idaho Power Migrating Corporation.

*4(e)	1-14465 Form 8-K dated September 15, 1998	4	Rights Agreement, dated as of September 10, 1998, between IDACORP, Inc. and Wells Fargo Bank Minnesota, N.A., as successor to The Bank of New York, as Rights Agent.

*4(f)	1-14465 Form 8-K dated February 28, 2001	4.1	Indenture for Senior Debt Securities dated as of February 1, 2001, between IDACORP, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee.

*4(g)	1-14465 Form 8-K dated February 28, 2001	4.2

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

1 Compensatory plan
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

*10(j)(i)	33-65720	10(m)(i)	Guaranty Agreement, dated February 10, 1992, between IPC and New York Life Insurance Company, as Note Purchaser, relating to $11,700,000 Guaranteed Notes due 2017 of Milner Dam Inc.

*10(k)	1-3198 Form 10-Q for 6/30/03	10(k)	Power Purchase Agreement between IPC and PPL Montana, LLC, dated March 1, 2003 and Revised Confirmation Agreement dated May 9, 2003.

12			Statement Re: Computation of Ratio of Earnings to Fixed Charges. (IDACORP, Inc.)

12(a)			Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges. (IDACORP, Inc.)

1 Compensatory plan
12(b)			Statement Re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements. (IDACORP, Inc.)

12(c)			Statement Re: Computation of Supplemental Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements. (IDACORP, Inc.)

12(d)			Statement Re: Computation of Ratio of Earnings to Fixed Charges. (IPC)

12 (e)			Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges. (IPC)

12(f)			Statement Re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements. (IPC)

12(g)			Statement Re: Computation of Supplemental Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements. (IPC)

15			Letter Re: Unaudited Interim Financial Information

*21	1-14465 1-3198 Form 10-K for 2002	21	Subsidiaries of IDACORP, Inc. and IPC.

31(a)			Rule 13a-14(a) certification.

31(b)			Rule 13a-14(a) certification.

31(c)			Rule 13a-14(a) certification.

31(d)			Rule 13a-14(a) certification.

32(a)			Section 1350 certification.

32(b)			Section 1350 certification.

99			Earnings press release for third quarter 2003.

(b)  Reports on SEC Form 8-K.  The following Reports on Form 8-K were filed for the three months ended September 30, 2003:

Items Reported
Date of Report

Filed by

Item 12 - Results of Operations and
Financial Condition	August 7, 2003	IDACORP, Inc. and Idaho Power Company
Item 5 - Other Events and Regulation FD Disclosure	August 14, 2003	IDACORP, Inc.
Item 5 - Other Events and Regulation FD Disclosure	August 18, 2003	IDACORP, Inc. and Idaho Power Company
Item 5 - Other Events and Regulation FD Disclosure	September 18, 2003	IDACORP, Inc. and Idaho Power Company

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDACORP, Inc.
(Registrant)

Date	November 6, 2003	By:	/s/	Jan B. Packwood
Jan B. Packwood
President and Chief Executive Officer
and Director

Date	November 6, 2003	By:	/s/	Darrel T. Anderson
Darrel T. Anderson
Vice President, Chief Financial Officer
and Treasurer
(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDAHO POWER COMPANY
(Registrant)

Date	November 6, 2003	By:	/s/	J. LaMont Keen
J. LaMont Keen
President and Chief Operating Officer

Date	November 6, 2003	By:	/s/	Darrel T. Anderson
Darrel T. Anderson
Vice President, Chief Financial Officer
and Treasurer
(Principal Accounting Officer)