Form 10-Q
period 2004-06-30
IDAHO POWER CO; IDACORP INC
filed 2004-08-05
CIK 49648, 1057877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549
FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes   X    No  ___

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

IDACORP, Inc.	Yes X No ___
Idaho Power Company	Yes No X

Number of shares of Common Stock outstanding as of June 30, 2004:

IDACORP, Inc.:	38,188,622
Idaho Power Company:	39,150,812, all held by IDACORP, Inc.

This combined Form 10-Q represents separate filings by IDACORP, Inc. and Idaho Power Company.  Information contained herein relating to an individual registrant is filed by that registrant on its own behalf.  Idaho Power Company makes no representations as to the information relating to IDACORP, Inc.'s other operations.

COMMONLY USED TERMS

AFDC	-	Allowance for Funds Used During Construction
AG	-	Attorney General
AIRs	-	Additional Information Requests
ALJ	-	Administrative Law Judge
ASRs	-	Additional Study Requests
Cal ISO	-	California Independent System Operator
CalPX	-	California Power Exchange
CPUC	-	California Public Utilities Commission
EPS	-	Earnings per share
ESA	-	Endangered Species Act
FERC	-	Federal Energy Regulatory Commission
FIN	-	Financial Accounting Standards Board Interpretation
FPA	-	Federal Power Act
GAAP	-	Accounting Principles Generally Accepted in the United States of
America
HCC	-	Hells Canyon Complex
Ida-West	-	Ida-West Energy, a subsidiary of IDACORP, Inc.
IE	-	IDACORP Energy, a subsidiary of IDACORP, Inc.
IFS	-	IDACORP Financial Services, a subsidiary of IDACORP, Inc.
IPC	-	Idaho Power Company, a subsidiary of IDACORP, Inc.
IPUC	-	Idaho Public Utilities Commission
IRP	-	Integrated Resource Plan
maf	-	Million acre-feet
MD&A	-	Management's Discussion and Analysis of Financial Condition and
Results of Operations
MMCP	-	Mitigated Market Clearing Price
Moody's	-	Moody's Investors Service
MW	-	Megawatt
MWh	-	Megawatt-hour
NMFS	-	National Marine Fisheries Service
NPC	-	Nevada Power Company
OPUC	-	Oregon Public Utility Commission
PCA	-	Power Cost Adjustment
PG&E	-	Pacific Gas and Electric Company
PM&E	-	Protection, Mitigation and Enhancement
PMC	-	Plaintiff's Master Complaint
REA	-	Rural Electrification Administration
RTOs	-	Regional Transmission Organizations
SCE	-	Southern California Edison
S&P	-	Standard & Poor's Ratings Services
SFAS	-	Statement of Financial Accounting Standards
VIEs	-	Variable Interest Entities
WSPP	-	Western Systems Power Pool

INDEX

Page

Part I. Financial Information:
Item 1. Financial Statements (unaudited)
IDACORP, Inc.:
Consolidated Statements of Operations	1-2
Consolidated Balance Sheets	3-4
Consolidated Statements of Cash Flows	5
Consolidated Statements of Comprehensive Income (Loss)	6
Notes to Consolidated Financial Statements	7-25
Report of Independent Registered Public Accounting Firm	26
Idaho Power Company:
Consolidated Statements of Income	28-29
Consolidated Balance Sheets	30-31
Consolidated Statements of Capitalization	32
Consolidated Statements of Cash Flows	33
Consolidated Statements of Comprehensive Income	34
Notes to Consolidated Financial Statements	35
Report of Independent Registered Public Accounting Firm	36

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	37-70

Item 3. Quantitative and Qualitative Disclosures about Market Risk	70

Item 4. Controls and Procedures	71

Part II. Other Information:

Item 1. Legal Proceedings	72

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
Securities	72

Item 4. Submission of Matters to a Vote of Security Holders	73-74

Item 5. Other Information	74-75

Item 6. Exhibits and Reports on Form 8-K	75-81

Signatures	82-83

FORWARD-LOOKING INFORMATION
This Form 10-Q contains "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-Q at Part I, Item 2,  "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Information."  Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
IDACORP, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,
	2004	2003
	(thousands of dollars except for per
	share amounts)
OPERATING REVENUES:
Electric utility:
General business	$158,305	$166,613
Off-system sales	36,809	19,839
Other revenues	11,795	11,176
Total electric utility revenues	206,909	197,628
Energy marketing	(9)	(1,053)
Other	4,972	3,701
Total operating revenues	211,872	200,276

OPERATING EXPENSES:
Electric utility:
Purchased power	64,766	32,019
Fuel expense	21,569	23,908
Power cost adjustment	(1,746)	25,383
Other operations and maintenance	63,193	59,537
Depreciation	25,271	24,279
Taxes other than income taxes	5,378	5,251
Impairment of assets	9,756	-
Total electric utility expenses	188,187	170,377
Energy marketing:
Cost of revenues	-	(15)
Selling, general and administrative	543	6,481
Net gain on legal disputes	(1,648)	-
Other	9,383	9,433
Total operating expenses	196,465	186,276

OPERATING INCOME (LOSS):
Electric utility	18,722	27,251
Energy marketing	1,096	(7,519)
Other	(4,411)	(5,732)
Total operating income	15,407	14,000

OTHER INCOME	17,491	5,448

OTHER EXPENSES	7,632	4,075

INTEREST EXPENSE AND PREFERRED DIVIDENDS:
Interest on long-term debt	13,215	14,449
Other interest	1,585	937
Preferred dividends of Idaho Power Company	853	866
Total interest expense and preferred dividends	15,653	16,252

INCOME (LOSS) BEFORE INCOME TAXES	9,613	(879)

INCOME TAX BENEFIT	(3,379)	-

NET INCOME (LOSS)	$12,992	$(879)

AVERAGE COMMON SHARES OUTSTANDING (000's)	38,189	38,247
EARNINGS (LOSS) PER SHARE OF COMMON
STOCK (basic and diluted)	$0.34	$(0.02)

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Operations
(unaudited)

	Six Months Ended June 30,
	2004	2003
	(thousands of dollars except for per
	share amounts)
OPERATING REVENUES:
Electric utility:
General business	$304,462	$341,675
Off-system sales	64,930	38,447
Other revenues	21,120	20,928
Total electric utility revenues	390,512	401,050
Energy marketing	77	2,540
Other	9,472	8,614
Total operating revenues	400,061	412,204

OPERATING EXPENSES:
Electric utility:
Purchased power	83,270	45,625
Fuel expense	49,073	49,446
Power cost adjustment	10,818	77,230
Other operations and maintenance	117,340	110,122
Depreciation	50,161	48,413
Taxes other than income taxes	10,943	10,408
Impairment of assets	9,756	-
Total electric utility expenses	331,361	341,244
Energy marketing:
Cost of revenues	(79)	3,705
Selling, general and administrative	1,064	13,184
Net (gain) loss on legal disputes	(1,649)	10,938
Other	17,763	17,699
Total operating expenses	348,460	386,770

OPERATING INCOME (LOSS):
Electric utility	59,151	59,806
Energy marketing	741	(25,287)
Other	(8,291)	(9,085)
Total operating income	51,601	25,434

OTHER INCOME	23,847	11,600

OTHER EXPENSES	11,179	7,598

INTEREST EXPENSE AND PREFERRED DIVIDENDS:
Interest on long-term debt	26,568	29,642
Other interest	2,037	2,012
Preferred dividends of Idaho Power Company	1,707	1,734
Total interest expense and preferred dividends	30,312	33,388

INCOME (LOSS) BEFORE INCOME TAXES	33,957	(3,952)

INCOME TAX EXPENSE	1,306	-

NET INCOME (LOSS)	$32,651	$(3,952)

AVERAGE COMMON SHARES OUTSTANDING (000's)	38,194	38,220
EARNINGS (LOSS) PER SHARE OF COMMON
STOCK (basic and diluted)	$0.85	$(0.10)

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2004	2003
ASSETS	(thousands of dollars)

CURRENT ASSETS:
Cash and cash equivalents	$17,234	$75,159
Receivables:
Customer	93,579	93,599
Allowance for uncollectible accounts	(43,406)	(43,210)
Employee notes	3,637	3,347
Other	7,145	8,209
Energy marketing assets	8,739	4,176
Accrued unbilled revenues	40,492	30,869
Materials and supplies (at average cost)	27,861	21,351
Fuel stock (at average cost)	7,876	6,228
Prepayments	30,945	27,779
Regulatory assets	4,226	6,269
Total current assets	198,328	233,776

INVESTMENTS	196,622	204,474

PROPERTY, PLANT AND EQUIPMENT:
Utility plant in service	3,259,287	3,220,228
Accumulated provision for depreciation	(1,289,868)	(1,239,604)
Utility plant in service - net	1,969,419	1,980,624
Construction work in progress	130,941	96,091
Utility plant held for future use	2,468	2,438
Other property, net of accumulated depreciation	43,829	9,166
Property, plant and equipment - net	2,146,657	2,088,319

OTHER ASSETS:
American Falls and Milner water rights	31,585	31,585
Company-owned life insurance	35,676	35,624
Energy marketing assets - long-term	17,907	14,358
Regulatory assets	414,717	427,760
Long-term receivables	3,106	3,106
Employee notes	4,370	4,775
Other	57,719	57,949
Total other assets	565,080	575,157

TOTAL	$3,106,687	$3,101,726

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2004	2003
LIABILITIES AND SHAREHOLDERS' EQUITY	(thousands of dollars)

CURRENT LIABILITIES:
Current maturities of long-term debt	$17,443	$67,923
Notes payable	77,895	93,650
Accounts payable	51,297	60,916
Energy marketing liabilities	8,411	4,317
Taxes accrued	49,290	35,580
Interest accrued	13,273	13,741
Deferred income taxes	3,059	5,639
Other	32,917	25,557
Total current liabilities	253,585	307,323

OTHER LIABILITIES:
Deferred income taxes	534,989	554,715
Energy marketing liabilities - long-term	17,976	14,393
Regulatory liabilities	261,788	258,524
Other	117,869	104,290
Total other liabilities	932,622	931,922

LONG-TERM DEBT	995,210	945,834

COMMITMENTS AND CONTINGENT LIABILITIES

PREFERRED STOCK OF IDAHO POWER COMPANY	52,299	52,366

SHAREHOLDERS' EQUITY:
Common stock, no par value (shares authorized 120,000,000; 38,345,358
and 38,341,358 shares issued, respectively)	474,424	472,902
Retained earnings	406,894	397,167
Accumulated other comprehensive loss	(2,753)	(2,630)
Treasury stock (156,736 and 110,748 shares at cost, respectively)	(4,578)	(3,158)
Unearned compensation	(1,016)	-
Total shareholders' equity	872,971	864,281

TOTAL	$3,106,687	$3,101,726

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2004	2003
	(thousands of dollars)
OPERATING ACTIVITIES:
Net income (loss)	$32,651	$(3,952)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net non-cash loss on legal disputes	-	10,938
Allowance for uncollectible accounts	180	(263)
Impairment of assets	9,756	-
Unrealized losses from energy marketing activities	-	11,691
Depreciation and amortization	61,861	65,744
Deferred taxes and investment tax credits	(21,111)	(54,465)
Accrued power cost adjustment costs	9,946	75,314
Gain on sale of non-utility assets	(4,780)	-
Gain on extinguishment of debt	(7,188)	-
Change in:
Receivables and prepayments	(2,208)	69,052
Accrued unbilled revenues	(9,623)	309
Materials and supplies and fuel stock	(2,882)	(1,990)
Accounts payable and other accrued liabilities	(10,758)	(76,246)
Taxes receivable/accrued	13,710	38,928
Other current liabilities	5,391	(2,053)
Other assets	(947)	3,264
Other liabilities	16,257	1,332
Net cash provided by operating activities	90,255	137,603

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(89,921)	(57,599)
Sale of non-utility assets	5,387	-
Other assets	(1,180)	(7,017)
Other liabilities	(1,907)	190
Net cash used in investing activities	(87,621)	(64,426)

FINANCING ACTIVITIES:
Issuance of first mortgage bonds	50,000	140,000
Issuance of other long-term debt	-	25,475
Retirement of first mortgage bonds	(50,000)	(160,000)
Retirement of other long-term debt	(19,591)	(7,329)
Retirement of preferred stock of Idaho Power Company	(77)	(831)
Dividends on common stock	(22,923)	(35,487)
Decrease in short-term borrowings	(16,650)	(57,150)
Common stock issued	128	4,123
Acquisition of treasury shares	(1,419)	(798)
Other assets	-	(3,168)
Other liabilities	(27)	(623)
Net cash used in financing activities	(60,559)	(95,788)

Net decrease in cash and cash equivalents	(57,925)	(22,611)
Cash and cash equivalents beginning of period	75,159	42,736
Cash and cash equivalents end of period	$17,234	$20,125

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$9,476	$16,216
Interest (net of amount capitalized)	$27,838	$29,949

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended
	June 30,
	2004	2003
	(thousands of dollars)

NET INCOME (LOSS)	$12,992	$(879)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period,
net of tax of ($65) and $1,788	(145)	3,001
Reclassification adjustment for (gains) losses included
in net income, net of tax of ($218) and $19	(339)	30
Net unrealized gains (losses)	(484)	3,031

TOTAL COMPREHENSIVE INCOME	$12,508	$2,152

	Six Months Ended
	June 30,
	2004	2003
	(thousands of dollars)

NET INCOME (LOSS)	$32,651	$(3,952)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period,
net of tax of $284 and $996	471	1,667
Reclassification adjustment for (gains) losses included
in net income, net of tax of ($381) and $230	(594)	359
Net unrealized gains (losses)	(123)	2,026

TOTAL COMPREHENSIVE INCOME (LOSS)	$32,528	$(1,926)

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business
IDACORP, Inc. (IDACORP) is a holding company whose principal operating subsidiary is Idaho Power Company (IPC).  IDACORP is exempt from registration as a public utility holding company pursuant to Section 3(a)(1) of the Public Utility Holding Company Act of 1935 (1935 Act).  In addition, pursuant to Rule 2 of the General Rules and Regulations under the 1935 Act, IDACORP is exempt from all the provisions of the 1935 Act and rules thereunder, except for Section 9(a)(2) of the 1935 Act, which requires IDACORP to seek prior Securities and Exchange Commission approval to acquire securities of another public utility company.

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

IE wound down its operations during 2003.  Also in 2003, Ida-West discontinued its project development operations and is managing its independent power projects with a reduced workforce.

Principles of Consolidation
The consolidated financial statements of IDACORP and IPC include the accounts of each company and those variable interest entities (VIEs) for which the companies are the primary beneficiaries.  All significant intercompany balances have been eliminated in consolidation.  Investments in business entities in which IDACORP and IPC are not the primary beneficiaries, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method.

The entities that IDACORP and IPC consolidate consist primarily of wholly-owned or controlled subsidiaries.  In addition, IDACORP consolidates the following VIEs:

Ida-West participates in Marysville Hydro Partners, a joint venture that owns a small hydroelectric project.  Marysville has approximately $22 million of assets, primarily the hydroelectric plant, and approximately $18 million of intercompany long-term debt, which is eliminated in consolidation.

IFS is a limited partner in Empire Development Company, LLC (Empire), an entity that earns historic tax credits through the rehabilitation of the Empire Building in Boise, Idaho.  Empire has approximately $9 million of assets, primarily real property, and $8 million of long-term debt.  This debt is non-recourse to IDACORP, personally guaranteed by the general partner and collateralized by the property.

Through IFS, IDACORP also holds significant variable interests in VIEs for which it is not the primary beneficiary.  These VIEs are historic rehabilitation and affordable housing developments in which IFS holds limited partnership interests ranging from five to 99 percent. These investments were acquired between 1996 and 2002.  IFS's maximum exposure to loss in these developments totaled $109 million at June 30, 2004.

Financial Statements
In the opinion of IDACORP and IPC, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly their consolidated financial positions as of June 30, 2004, and consolidated results of operations for the three and six months ended June 30, 2004 and 2003 and consolidated cash flows for the six months ended June 30, 2004 and 2003.  These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters that would be included in full-year financial statements and therefore they should be read in conjunction with the audited consolidated financial statements included in IDACORP's and IPC's Annual Report on Form 10-K for the year ended December 31, 2003.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Earnings Per Share
The computation of diluted earnings per share (EPS) differs from basic EPS only due to including immaterial amounts of potentially dilutive shares related to stock-based compensation awards.  The diluted EPS computation excluded 840,500 common stock options for the three and six months ended June 30, 2004, because the options' exercise prices were greater than the average market price of the common stock during the period.  For the same periods in 2003, 1,280,000 options were excluded from the diluted EPS calculation for the same reason.  In total, 1,243,500 options were outstanding at June 30, 2004, with expiration dates between 2010 and 2014.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net income (loss), as reported	$12,992	$(879)	$32,651	$(3,952)
Add: Stock-based employee compensation
expense included in reported net income
(loss), net of related tax effects	110	80	231	61
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	313	396	656	560
Pro forma net income (loss)	$12,789	$(1,195)	$32,226	$(4,451)
EPS of common stock:
Basic and diluted - as reported	$0.34	$(0.02)	$0.85	$(0.10)
Basic and diluted - pro forma	0.33	(0.03)	0.84	(0.12)

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

IDACORP and IPC evaluated their investments, contracts and other potential variable interests that would be subject to the provisions of FIN 46R, and IDACORP determined that it must consolidate two entities under those provisions.  At adoption, total assets and liabilities each increased by $29 million and consisted primarily of property and long-term debt.  Net income and cash flows were not affected by the adoption of the interpretation.

Reclassifications
Certain items previously reported for periods prior to June 30, 2004 have been reclassified to conform to the current period's presentation.  Net income (loss) and shareholders' equity were not affected by these reclassifications.

2.  INCOME TAXES:

IDACORP uses an estimated annual effective tax rate for computing its provision for income taxes on an interim basis.  IDACORP's effective rate for the six months ended June 30, 2004 was 3.8 percent, compared to an effective rate of zero for the six months ended June 30, 2003.  For 2003, it was expected that available tax benefits from tax credits and regulatory flow-through tax adjustments would approximately offset the tax expense on pre-tax book income, resulting in a zero effective tax rate.  The increase in the 2004 estimated tax rate is due primarily to the increase in pre-tax earnings, net of tax credit benefits.  For the three months ended June 30, 2004, the income tax benefit was primarily the result of tax credits exceeding income tax expense on pre-tax earnings.

3.  CAPITAL STOCK:

Common Stock
During the six months ended June 30, 2004, IDACORP purchased 45,988 shares for its Restricted Stock Plan, issued 1,167 shares to shareholders of Rocky Mountain Communications Holdings, the parent company of Velocitus, and issued 4,000 shares pursuant to the exercise of stock options granted under the Long-Term Incentive and Compensation Plan.

Preferred Stock of IPC
During the six months ended June 30, 2004, IPC reacquired and retired 675 shares of 4% preferred stock.

4.  FINANCING:

The following table summarizes long-term debt (in thousands of dollars):

	June 30,	December 31,
	2004	2003
First mortgage bonds:
8 % Series due 2004	$-	$50,000
5.83% Series due 2005	60,000	60,000
7.38% Series due 2007	80,000	80,000
7.20% Series due 2009	80,000	80,000
6.60% Series due 2011	120,000	120,000
4.75% Series due 2012	100,000	100,000
4.25% Series due 2013	70,000	70,000
6 % Series due 2032	100,000	100,000
5.50% Series due 2033	70,000	70,000
5.50% Series due 2034	50,000	-
Total first mortgage bonds	730,000	730,000
Pollution control revenue bonds:
Variable Auction Rate Series 2003 due 2024 (a)	49,800	49,800
6.05% Series 1996A due 2026	68,100	68,100
Variable Rate Series 1996B due 2026	24,200	24,200
Variable Rate Series 1996C due 2026	24,000	24,000
Variable Rate Series 2000 due 2027	4,360	4,360
Total pollution control revenue bonds	170,460	170,460

REA notes	1,064	1,105

American Falls bond guarantee	19,885	19,885

Milner Dam note guarantee	11,700	11,700

Unamortized premium/(discount) - net	(2,490)	(2,205)

Debt related to investments in affordable housing	73,870	82,715

Other subsidiary debt	8,164	97
Total	1,012,653	1,013,757
Current maturities of long-term debt	(17,443)	(67,923)

Total long-term debt	$995,210	$945,834

(a) Humboldt County Pollution Control Revenue bonds are secured by first mortgage bonds, bringing the total first mortgage bonds outstanding at June 30, 2004 to $779.8 million.

IDACORP currently has two shelf registration statements totaling $800 million that can be used for the issuance of unsecured debt (including medium-term notes) and preferred or common stock.  At June 30, 2004, none had been issued.

On March 14, 2003, IPC filed a $300 million shelf registration statement that could be used for first mortgage bonds (including medium-term notes), unsecured debt and preferred stock.  On May 8, 2003, IPC issued $140 million of secured medium-term notes in two series: $70 million First Mortgage Bonds 4.25% Series due 2013 and $70 million First Mortgage Bonds 5.50% Series due 2033.  Proceeds were used to pay down IPC short-term borrowings incurred from the payment at maturity of $80 million First Mortgage Bonds 6.40% Series due 2003 and the early redemption of $80 million First Mortgage Bonds 7.50% Series due 2023, on May 1, 2003.  On March 26, 2004, IPC issued $50 million First Mortgage Bonds 5.50% Series due 2034.  Proceeds were used to reduce short-term borrowings and replace short-term investments, which were used on March 15, 2004 to pay at maturity the $50 million First Mortgage Bonds 8% Series due 2004.  At June 30, 2004, $110 million remained available to be issued on this shelf registration statement.

IDACORP has a $150 million credit facility that expires on March 16, 2007.  Under this facility IDACORP pays a facility fee on the commitment, quarterly in arrears, based on its rating for senior unsecured long-term debt securities without third-party credit enhancement as provided by Moody's Investors Service (Moody's) and Standard & Poor's Ratings Services (S&P).  Commercial paper may be issued up to the amounts supported by the bank credit facilities.  At June 30, 2004, $50 million of commercial paper was outstanding.

At June 30, 2004, IPC had regulatory authority to incur up to $250 million of short-term indebtedness.  IPC has a $200 million credit facility that expires on March 16, 2007.  Under this facility IPC pays a facility fee on the commitment, quarterly in arrears, based on its rating for senior unsecured long-term debt securities without third-party credit enhancement as provided by Moody's and S&P.  IPC's commercial paper may be issued up to the amounts supported by the bank credit facilities.  At June 30, 2004, $27 million of commercial paper was outstanding.

At June 30, 2004, IFS had $74 million of debt related to investments in affordable housing with interest rates ranging from 3.65 percent to 8.59 percent due 2004 to 2010.  The investments in affordable housing developments, that collateralize this debt,had a net book value of $110 million at June 30, 2004.

IFS's $18 million Series 2003-1 tax credit note is non-recourse to both IFS and IDACORP.  The $12 million Series 2003-2 tax credit note and $21 million of borrowings from a corporate lender are recourse only to IFS.

In June 2004, Ida-West purchased from a third party $18 million of debt issued by Marysville Hydro Partners, a 50-percent-owned, consolidated joint venture, for $11 million.  This debt, previously consolidated under the provisions of FIN 46R, is now eliminated in consolidation.  Ida-West borrowed $6 million from IDACORP for this transaction, resulting in increased short-term borrowings at IDACORP.

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

Legal Proceedings
Vierstra Dairy:  On August 11, 2000, Mike and Susan Vierstra, dairy operators from Twin Falls, Idaho, brought suit against IPC in Idaho State District Court, Fifth Judicial District, Twin Falls County.  The plaintiffs sought monetary damages of approximately $8 million for negligence and nuisance (allegedly allowing electrical current to flow in the earth and adversely affect the health of the plaintiffs' dairy cows) and punitive damages of approximately $40 million.

On February 10, 2004, a jury verdict was entered in favor of the plaintiffs, awarding approximately $7 million in compensatory damages and $10 million in punitive damages.  In March 2004, IPC filed with the Idaho State District Court motions for new trial and for judgment notwithstanding the verdict.  These motions were heard by the court on April 26, 2004.  On June 7, 2004, the court denied the motions.  IPC filed its notice of appeal of this decision with the Idaho Supreme Court on July 13, 2004, with an amended notice filed on July 15, 2004.

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

IDACORP, IPC and IE had this action removed from the state court to the United States District Court for the Western District of Washington at Tacoma.  On November 12, 2002, the companies filed a motion to dismiss Grays Harbor's complaint, asserting that the United States District Court lacked jurisdiction because the FERC has exclusive jurisdiction over wholesale power transactions and thus the matter is preempted under the Federal Power Act (FPA) and barred by the filed-rate doctrine.  The court ruled in favor of the companies' motion to dismiss and dismissed the case with prejudice on January 28, 2003.  On February 25, 2003, Grays Harbor filed a Notice of Appeal, appealing the final judgment of dismissal to the United States Court of Appeals for the Ninth Circuit.  Briefing on the appeal was completed in August 2003.  The court heard oral argument on the appeal on June 10, 2004, but has yet to issue a ruling.  The companies intend to vigorously defend their position in this proceeding and believe this matter will not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

Port of Seattle:  On May 21, 2003, the Port of Seattle, a Washington municipal corporation, filed a lawsuit against 20 energy firms, including IPC and IDACORP, in the United States District Court for the Western District of Washington at Seattle.  The Port of Seattle's complaint alleges fraud and violations of state and federal antitrust laws and the Racketeer Influenced and Corrupt Organizations Act.  On December 4, 2003, the Judicial Panel on Multidistrict Litigation transferred the case to the Southern District of California for inclusion with several similar multidistrict actions currently pending before the Honorable Robert H. Whaley.

All defendants, including IPC and IDACORP, moved to dismiss the complaint in lieu of answering it.  The motions were based on the ground that the complaint seeks to set alternative electrical rates, which are exclusively within the jurisdiction of the FERC and are barred by the filed-rate doctrine.  A hearing on the motion to dismiss was heard on March 26, 2004.  On May 28, 2004, the court granted IPC and IDACORP's motion to dismiss.  In June 2004, the Port of Seattle appealed the court's decision to the United States Court of Appeals for the Ninth Circuit.  The companies intend to vigorously defend their position in this proceeding and believe these matters will not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

Wah Chang:  On May 5, 2004, Wah Chang, a division of TDY Industries, Inc., filed two lawsuits in the United States District Court for the District of Oregon against numerous defendants.  IDACORP, IE and IPC are named as defendants in one of the lawsuits.  The complaints allege violations of federal antitrust laws, violations of the Racketeer Influenced and Corrupt Organizations Act, violations of Oregon antitrust laws and wrongful interference with contracts.  Wah Chang's complaint is based on allegations relating to the western energy situation.  These allegations include bid rigging, falsely creating congestion and misrepresenting the source and destination of energy.  The plaintiff seeks compensatory damages of $30 million and treble damages.

On May 28, 2004, certain defendants in the Wah Chang actions took steps to have the cases transferred and consolidated with other similar cases currently pending before the Honorable Robert H. Whaley, sitting by designation in the Southern District of California and presiding over Multidistrict Litigation Docket No. 1405, In re California Wholesale Electricity Antitrust Litigation.  IDACORP, IE and IPC have not answered the complaint as a response is not yet required.  The companies intend to vigorously defend their position in this proceeding and believe this matter will not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

City of Tacoma:  On June 7, 2004, the City of Tacoma, Washington (Tacoma) filed a lawsuit in the United States District Court for the Western District of Washington at Tacoma against numerous defendants including IDACORP, IE and IPC.  Tacoma's complaint alleges violations of the Sherman Antitrust Act.  The claimed antitrust violations are based on allegations of energy market manipulation, false load scheduling and bid rigging and misrepresentation or withholding of energy supply.  The plaintiff seeks compensatory damages of not less than $175 million.

On June 22, 2004, IDACORP, IE and IPC, along with other defendants, took steps to have this case transferred and consolidated with other similar cases currently pending before the Honorable Robert H. Whaley, sitting by designation in the Southern District of California and presiding over Multidistrict Litigation Docket No. 1405, In re California Wholesale Electricity Antitrust Litigation.  IDACORP, IE and IPC have not answered the complaint, as a response is not yet required.  The companies intend to vigorously defend their position in this proceeding and believe this matter will not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

State of California Attorney General:  The California Attorney General (AG) filed the complaint in this case in the California Superior Court in San Francisco on May 30, 2002.  This is one of thirteen virtually identical cases brought by the AG against various sellers of power in the California market, seeking civil penalties pursuant to California's Unfair Competition Law, Business and Professions Code Section 17200.  Section 17200 defines unfair competition as any "unlawful, unfair or fraudulent business act or practice . . . .."  The AG alleges that IPC engaged in unlawful conduct by violating the FPA in two respects:  (1) by failing to file its rates with the FERC and (2) charging unjust and unreasonable rates.  The AG alleged that there were "thousands of . . . sales or purchases" for which IPC failed to file its rates, and that IPC charged unjust and unreasonable rates on "thousands of occasions."  Pursuant to Business and Professions Code Section 17206, the AG seeks civil penalties of up to $2,500 for each alleged violation.  On June 25, 2002, IPC removed the action to federal court, and on July 25, 2002, the AG filed a motion to remand back to state court.  On March 25, 2003, the court denied the AG's motion to remand and granted IPC's motion to dismiss the case based upon grounds of federal preemption and the filed-rate doctrine.  On March 28, 2003, the AG filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit, appealing the court's decision granting IPC's motion to dismiss.  Briefing on the appeal was completed in October 2003.  The court heard oral argument on the appeal on June 14, 2004, but has yet to issue a ruling.  IPC intends to vigorously defend its position in this proceeding and believes this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Wholesale Electricity Antitrust Cases I & II:  These cross-actions against IE and IPC emerged from multiple California state court proceedings first initiated in late 2000 against various power generators/marketers by various California municipalities and citizens.  Suit was filed against entities including Reliant Energy Services, Inc., Reliant Ormond Beach, L.L.C., Reliant Energy Etiwanda, L.L.C., Reliant Energy Ellwood, L.L.C., Reliant Energy Mandalay, L.L.C. and Reliant Energy Coolwater, L.L.C. (collectively, Reliant); and Duke Energy Trading and Marketing, L.L.C., Duke Energy Morro Bay, L.L.C., Duke Energy Moss Landing, L.L.C., Duke Energy South Bay, L.L.C. and Duke Energy Oakland, L.L.C. (collectively, Duke).  While varying in some particulars, these cases made a common claim that Reliant, Duke and certain others (not including IE or IPC) colluded to influence the price of electricity in the California wholesale electricity market.  Plaintiffs asserted various claims that the defendants violated the California Antitrust Law (the Cartwright Act), Business and Professions Code Section 16720 and California's Unfair Competition Law, Business and Professions Code Section 17200.  Among the acts complained of are bid rigging, information exchanges, withholding of power and other wrongful acts.  These actions were subsequently consolidated, resulting in the filing of Plaintiffs' Master Complaint (PMC) in San Diego Superior Court on March 8, 2002.

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

Some of the newly added defendants (foreign citizens and federal agencies) removed that litigation to federal court.  IPC and IE, together with numerous other defendants added by the cross-complaints, have moved to dismiss these claims, and those motions were heard in September 2002, together with motions to remand the case back to state court filed by the original plaintiffs.  On December 13, 2002, the United States District Court granted Plaintiffs' Motion to Remand to state court, but did not issue a ruling on IPC and IE's motion to dismiss.  The Ninth Circuit has granted certain Defendants and Cross-Defendants' Motions to Stay the Remand Order while they appeal the order.  The briefing on the appeal was completed in December 2003.  The court heard oral argument on the remand issue on June 14, 2004, but has yet to issue a ruling.  As a result of the various motions, no trial date is set.  The companies intend to vigorously defend their position in this proceeding and believe these matters will not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

Western Energy Proceedings at the FERC:
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

On January 18, 2001, the CalPX sent IPC an invoice for $2 million - a "default share invoice" - as a result of an alleged Southern California Edison (SCE) payment default of $215 million for power purchases.  IPC made this payment.  On January 24, 2001, IPC terminated the participation agreement.  On February 8, 2001, the CalPX sent a further invoice for $5 million, due February 20, 2001, as a result of alleged payment defaults by SCE, Pacific Gas and Electric Company (PG&E) and others.  However, because the CalPX owed IPC $11 million for power sold to the CalPX in November and December 2000, IPC did not pay the February 8th invoice.  The CalPX later reversed IPC's payment of the January 18, 2001 invoice, but on June 20, 2001 invoiced IPC for an additional $2 million which the CalPX has not reversed.  The CalPX owes IPC $14 million for power sold in November and December including $2 million associated with the default share invoice dated June 20, 2001.  IPC essentially discontinued energy trading with the CalPX and the California Independent System Operator (Cal ISO) in December 2000.

IPC believes that the default invoices were not proper and that IPC owes no further amounts to the CalPX.  IPC has pursued all available remedies in its efforts to collect amounts owed to it by the CalPX.  On February 20, 2001, IPC filed a petition with the FERC to intervene in a proceeding that requested the FERC to suspend the use of the CalPX chargeback methodology and provide for further oversight in the CalPX's implementation of its default mitigation procedures.

A preliminary injunction was granted by a federal judge in the United States District Court for the Central District of California enjoining the CalPX from declaring any CalPX participant in default under the terms of the CalPX Tariff.  On March 9, 2001, the CalPX filed for Chapter 11 protection with the United States Bankruptcy Court, Central District of California.

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

This case had been complicated by an August 13, 2002 FERC Staff (Staff) Report which included the recommendation to replace the published California indices for gas prices that the FERC previously established as just and reasonable for calculating a Mitigated Market Clearing Price (MMCP) to calculate refunds with other published indices for producing basin prices plus a transportation allowance.  The Staff's recommendation is grounded on speculation that some sellers had an incentive to report exaggerated prices to publishers of the indices, resulting in overstated published index prices.  The Staff based its speculation in large part on a statistical correlation analysis of Henry Hub and California prices.  IE, in conjunction with others, submitted comments on the Staff recommendation - asserting that the Staff's conclusions were incorrect because the Staff's correlation study ignored evidence of normal market forces and scarcity that created the pricing variations that the Staff observed, rather than improper manipulation of reported prices.

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

IE, along with a number of other parties, filed an application with the FERC on April 25, 2003 seeking rehearing of the March 26, 2003 order.  On October 16, 2003, the FERC issued two orders denying rehearing of most contentions that had been advanced and directing the Cal ISO to prepare its compliance filing calculating revised MMCPs and refund amounts within five months.  The Cal ISO has since requested additional time to complete its compliance filings.  By order of February 3, 2004, the FERC granted additional time.  In a February 10, 2004 report to the FERC, the Cal ISO asserted its belief that it will complete re-running the data and financial clearing of amounts due by August 2004, subject to a number of events that must occur in the interim, including FERC disposition of a number of pending issues.  This Cal ISO compliance filing has since been delayed until at least December 2004.  The Cal ISO is required to update the FERC on its progress monthly.  After receipt of the compliance filing, the FERC will consider cost-based filings from sellers to reduce their refund exposure.

On December 2, 2003, IE petitioned the Ninth Circuit for review of the FERC's orders, and since that time, dozens of other petitions for review have been filed.  The Ninth Circuit has consolidated IE's and the other parties' petitions with the petitions for review arising from earlier FERC orders in this proceeding, bringing the total number of consolidated petitions to more than 80.  The Ninth Circuit has held the appeals in abeyance pending the disposition of the market manipulation claims discussed below and the development of a comprehensive plan to brief this complicated case.  Certain parties also sought further rehearing and clarification before the FERC.  On July 27, 2004, the Ninth Circuit directed that the consolidated cases be subject to case management proceedings, a procedure reserved for complex cases.

On May 12, 2004, the FERC issued an order clarifying portions of its earlier refund orders and, among other things, denying a proposal made by Duke Energy North America and Duke Energy Trading and Marketing (and supported by IE) to lodge as evidence a contested settlement in a separate complaint proceeding, California Public Utilities Commission (CPUC) v. El Paso et al.  The CPUC's complaint alleged that the El Paso companies manipulated California energy markets by withholding pipeline transportation capacity into California in order to drive up natural gas prices immediately before and during the California energy crisis in 2000-2001.  The settlement will result in the payment by El Paso of some $1.69 billion.  Duke claimed that the relief afforded by the settlement was duplicative of the remedies imposed by the FERC in its March 26, 2003 order changing the gas cost component of its refund calculation methodology.  IE, along with other parties, has sought rehearing of the May 12, 2004 order.  These latter applications remain pending before the FERC.

In June 2001, IPC transferred its non-utility wholesale electricity marketing operations to IE.  Effective with this transfer, the outstanding receivables and payables with the CalPX and the Cal ISO were assigned from IPC to IE.  At June 30, 2004, with respect to the CalPX chargeback and the California refund proceedings discussed above, the CalPX and the Cal ISO owed $14 million and $30 million, respectively, for energy sales made to them by IPC in November and December 2000.  IE has accrued a reserve of $42 million against these receivables.  This reserve was calculated taking into account the uncertainty of collection given the California energy situation.  Based on the reserve recorded as of June 30, 2004, IDACORP believes that the future collectibility of these receivables or any potential refunds ordered by the FERC would not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

On March 20, 2002, the AG filed a complaint with the FERC against various sellers in the wholesale power market, including IE and IPC, alleging that the FERC's market-based rate requirements violate the FPA, and, even if the market-based rate requirements are valid, that the quarterly transaction reports filed by sellers do not contain the transaction-specific information mandated by the FPA and the FERC.  The complaint stated that refunds for amounts charged between market-based rates and cost-based rates should be ordered.  The FERC denied the challenge to market-based rates and refused to order refunds, but did require sellers, including IE and IPC, to refile their quarterly reports to include transaction-specific data.  The AG appealed the FERC's decision to the United States Court of Appeals for the Ninth Circuit.  The AG contends that the failure of all market-based rate authority sellers of power to have rates on file with the FERC in advance of sales is impermissible.  The Ninth Circuit heard oral argument on October 9, 2003, but has not yet issued its decision.  The companies cannot predict the outcome of this matter.

Market Manipulation
In a November 20, 2002 order, the FERC permitted discovery and the submission of evidence respecting market manipulation by various sellers during the western power crises of 2000 and 2001.

On March 3, 2003, the California Parties (certain investor owned utilities, the California AG, the California Electricity Oversight Board and the CPUC) filed voluminous documentation asserting that a number of wholesale power suppliers, including IE and IPC, had engaged in a variety of forms of conduct that the California Parties contended were impermissible.  Although the contentions of the California Parties were contained in more than 11 compact discs of data and testimony, approximately 12,000 pages, IE and IPC were mentioned in limited contexts - the overwhelming majority of the claims of the California Parties related to the conduct of other parties.

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

On June 25, 2003, the FERC ordered over 50 entities that participated in the western wholesale power markets between January 1, 2000 and June 20, 2001, including IPC, to show cause why certain trading practices did not constitute gaming or anomalous market behavior in violation of the Cal ISO and the CalPX Tariffs.  The Cal ISO was ordered to provide data on each entity's trading practices within 21 days of the order, and each entity was to respond explaining their trading practices within 45 days of receipt of the Cal ISO data.  IPC submitted its responses to the show cause orders on September 2 and 4, 2003.  On October 16, 2003, IPC reached agreement with the Staff on the two orders commonly referred to as the "gaming" and "partnership" show cause orders.  Regarding the gaming order, the Staff determined it had no basis to proceed with allegations of false imports and paper trading and IPC agreed to pay $83,373 to settle allegations of circular scheduling.  IPC believed that it had defenses to the circular scheduling allegation but determined that the cost of settlement was less than the cost of litigation.  In the settlement, IPC did not admit any wrongdoing or violation of any law.  With respect to the "partnership" order, the Staff submitted a motion to the FERC to dismiss the proceeding because materials submitted by IPC demonstrated that IPC did not use the "parking" and "lending" arrangement with Public Service Company of New Mexico to engage in "gaming" or anomalous market behavior ("partnership").  The "gaming" settlement was approved by the FERC on March 3, 2004.  Eight parties have requested rehearing of the FERC's March 3, 2004 order, but the FERC has not yet acted on those requests.  The motion to dismiss the "partnership" proceeding was approved by the FERC in an order issued January 23, 2004 and rehearing of that order was not sought within the time allowed by statute.  Some of the California Parties and other parties have petitioned the Ninth Circuit and the District of Columbia Circuit for review of the FERC's orders initiating the show cause proceedings.  Some of the parties contend that the scope of the proceedings initiated by the FERC was too narrow.   Other parties contend that the orders initiating the show cause proceedings were impermissible.  Under the rules for multidistrict litigation, a lottery was held and, subject to motions by adversely affected parties, these cases are to be considered in the District of Columbia Circuit.  The FERC has moved the District of Columbia Circuit to dismiss these petitions on the grounds of prematurity and lack of ripeness and finality.  The District of Columbia Circuit has not yet ruled on the FERC's motion and a briefing schedule has not yet been set.  The company is not able to predict the outcome of the judicial determination of these issues.

On June 25, 2003, the FERC also issued an order instituting an investigation of anomalous bidding behavior and practices in the western wholesale power markets.  In this investigation, the FERC was to review evidence of alleged economic withholding of generation.  The FERC has determined that all bids into the CalPX and the Cal ISO markets for more than $250 per MWh for the time period May 1, 2000 through October 1, 2000 will be considered prima facie evidence of economic withholding.  The Staff issued data requests in this investigation to over 60 market participants including IPC.  IPC responded to the FERC's data requests.  In a letter dated May 12, 2004, the FERC's Office of Market Oversight and Investigations advised that it was terminating the investigation as to IPC.

Pacific Northwest Refund
On July 25, 2001, the FERC issued an order establishing another proceeding to explore whether there may have been unjust and unreasonable charges for spot market sales in the Pacific Northwest during the period December 25, 2000 through June 20, 2001.  The FERC ALJ submitted recommendations and findings to the FERC on September 24, 2001.  The ALJ found that prices should be governed by the Mobile-Sierra standard of the public interest rather than the just and reasonable standard, that the Pacific Northwest spot markets were competitive and that no refunds should be allowed. Procedurally, the ALJ's decision is a recommendation to the commissioners of the FERC. Multiple parties submitted comments to the FERC with respect to the ALJ's recommendations.  The ALJ's recommended findings had been pending before the FERC, when at the request of the City of Tacoma and the Port of Seattle on December 19, 2002, the FERC reopened the proceedings to allow the submission of additional evidence related to alleged manipulation of the power market by Enron and others.  As was the case in the California refund proceeding, at the conclusion of the discovery period, parties alleging market manipulation were to submit their claims to the FERC and responses were due on March 20, 2003.  Grays Harbor, whose civil litigation claims were dismissed, as noted above, intervened in this FERC proceeding, asserting on March 3, 2003 that its six-month forward contract, for which performance has been completed, should be treated as a spot market contract for purposes of the FERC's consideration of refunds and is requesting refunds from IPC of $5 million.  Grays Harbor did not suggest that there was any misconduct by IPC or IE.  The companies submitted responsive testimony defending vigorously against Grays Harbor's refund claims.

In addition, the Port of Seattle, the City of Tacoma and the City of Seattle made filings with the FERC on March 3, 2003 claiming that because some market participants drove prices up throughout the west through acts of manipulation, prices for contracts throughout the Pacific Northwest market should be re-set starting in May 2000 using the same factors the FERC would use for California markets.  Although the majority of the claims of these parties are generic, they named a number of power market suppliers, including IPC and IE, as having used parking services provided by other parties under FERC-approved tariffs and thus as being candidates for claims of improperly having received congestion revenues from the Cal ISO.  On June 25, 2003, after having considered oral argument held earlier in the month, the FERC issued its Order Granting Rehearing, Denying Request to Withdraw Complaint and Terminating Proceeding, in which it terminated the proceeding and denied claims that refunds should be paid.  The FERC denied rehearing on November 10, 2003, triggering the right to file for review.  The Port of Seattle, the City of Tacoma, the City of Seattle, the California AG, the CPUC and Puget Sound Energy Inc. filed petitions for review in the Ninth Circuit within the time permitted.  However, during the time when petitions for review were permitted to be filed, the California AG also sought further rehearing before the FERC.  The FERC denied the second request for rehearing of the California AG on February 9, 2004 and the California AG then filed for review.  These petitions have not yet been consolidated.  Grays Harbor did not file a petition for review, although it has sought to intervene in the proceedings initiated by the petitions of others.  The FERC has certified the record to the Ninth Circuit, which has established a briefing schedule for the case under which briefing would be completed by January 10, 2005.  A date for argument has not yet been set.  Accordingly, the FERC's orders remain subject to review by the Ninth Circuit.  On July 21, 2004, the City of Seattle submitted to the Ninth Circuit Court of Appeals in the Pacific Northwest refund petition for review a motion requesting leave to offer additional evidence before the FERC in order to try to secure another opportunity for reconsideration by the FERC of its earlier rulings.  The evidence that the City of Seattle seeks to introduce before the FERC consists of audio tapes of what purports to be Enron trader conversations containing inflammatory language that have been the subject of recent coverage in the press.  Under Section 313(b) of the FPA, a court is empowered to direct the introduction of additional evidence if it is material and could not have been introduced during the underlying proceeding.  The City of Seattle also requested that the current briefing schedule, which required briefs to be filed by August 5, 2004, be delayed.  Answers to the motions are not due to be filed until August 5, 2004, the same date initial briefs were originally due.  On August 2, 2004, the Ninth Circuit Court of Appeals held the briefing schedule in abeyance until resolution of the motion to offer additional evidence.  On August 2, 2004 and August 3, 2004, respectively, the FERC and a group of parties, including IE, filed their answers in opposition to the motion to offer additional evidence.

The companies are unable to predict the outcome of these matters.

On July 21, 2004, CAlifornians for Renewable Energy, Inc. (CARE) filed a motion with the FERC in connection with the California Refund proceedings, the Pacific Northwest refund proceedings and the show cause proceedings, both gaming and partnership, including those in which IPC was the respondent.  CARE has participated in many of the FERC proceedings dealing with California energy matters, having appointed itself as a representative of low-income communities and other groups that it claims are otherwise not represented. The FERC permitted CARE to participate in the cases as an intervenor.  In its current motion, CARE requests that the FERC radically restructure its approach to California and western energy proceedings involving the events of 2000 and 2001 by revoking market-based rate authority from the date of their approvals, replacing market-based rates with cost-of-service rates by requiring refunds back to the date of the orders granting market-based rate authority, revising long-term energy contracts negotiated during 2000 and 2001 (it appears that the contracts that CARE identified do not include any to which IPC is a party), deferring further refund settlements, establishing a direct pass-through refund mechanism for California consumers and having "previously executed settlement agreements rejected."  CARE also requested that the FERC revoke market-based rates for those entities identified in the June 25, 2003 show cause orders, which would include IPC.  IPC intends to vigorously defend itself in this motion and is unable to predict how the FERC will respond to CARE's motion.

Nevada Power Company:  In February and April of 2001, IPC entered into two transactions under the Western Systems Power Pool (WSPP) Agreement whereby IPC agreed to deliver to Nevada Power Company (NPC) 25 MW during the third quarter of 2002.  NPC agreed to pay IPC $250 per MWh for heavy load deliveries and $155 per MWh for light load deliveries.  IPC assigned the contracts to IE with NPC's consent and the assignment was subsequently approved by the FERC.  Based upon the uncertain financial condition of NPC, and pursuant to the terms of the WSPP Agreement, IE requested NPC to provide assurances of its ability to pay for the power if IE made the deliveries.  NPC failed to provide appropriate credit assurances; therefore, in accordance with the WSPP Agreement procedures, IE terminated all WSPP Agreement transactions with NPC effective July 8, 2002.  Pursuant to the WSPP Agreement, IE notified NPC of the liquidated damages amount and NPC responded with a letter, which described their view of rights under the WSPP Agreement and suggested a negotiated resolution.  IE and NPC attempted to mediate a resolution to this dispute, but were initially unsuccessful.

IE filed a complaint against NPC on April 25, 2003, in Idaho State District Court in and for the County of Ada.  This complaint was served on NPC on May 14, 2003.  IE asked the Idaho State District Court for damages in excess of $9 million pursuant to the contracts.  On May 14, 2003, NPC filed a separate action against IPC, IE and IDACORP, seeking declaratory judgment in the United States District Court, District of Nevada, involving the same subject matter as the complaint filed by IE against NPC.  NPC has never served IE with the complaint for declaratory judgment filed in the United States District Court in Nevada.

On September 23, 2003, NPC filed and served IE, IPC and IDACORP with a Declaratory Action filed with the Nevada State Court in and for the County of Clark concerning the same subject matter of the pending Idaho State District Court action filed by IE on April 25, 2003.  NPC sought declaratory judgment on the following issues:  that the assignment of the February and April 2001 energy supply contracts from IPC to IE was void or voidable; that IE did not comply with the WSPP Agreement when requesting reasonable assurances; and that NPC was relieved of its obligations to pay under the contracts by reason of force majeure.  IE filed a motion to dismiss NPC's Nevada State Court claims.  That motion was heard, and denied, on November 17, 2003.  Trial of the Nevada State Court action was scheduled to commence on February 7, 2005.

These actions were dismissed with prejudice on June 28, 2004, incident to the closing of an acquisition by IDACOMM of certain Sierra Pacific Communications fiber-optic networks in Las Vegas, Nevada and Reno, Nevada.  Sierra Pacific Communications and NPC are both subsidiaries of Sierra Pacific Resources.  IDACORP and Sierra Pacific Resources agreed to use settlement of the NPC and IE litigation as a portion of the consideration in connection with this transaction.

Alves Dairy:  On May 18, 2004, Herculano and Frances Alves, dairy operators from Twin Falls, Idaho, brought suit against IPC in Idaho State District Court, Fifth Judicial District, Twin Falls County.  The plaintiffs seek unspecified monetary damages for negligence and nuisance (allegedly allowing electrical current to flow in the earth, injuring the plaintiffs' right to use and enjoy their property and adversely affecting their dairy herd).  On July 16, 2004, IPC filed an answer to Mr. and Mrs. Alves's complaint, denying all liability to the plaintiffs, and asserting certain affirmative defenses.  No trial date has been scheduled.

IPC intends to vigorously defend its position in this proceeding and believes this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Shareholder Lawsuits:  On May 26, 2004 and June 22, 2004, respectively, two shareholder lawsuits were filed against IDACORP and certain of its directors and officers.  The lawsuits, captioned Powell, et al. v. IDACORP, Inc., et al. and Shorthouse, et al. v. IDACORP, Inc., et al., raise largely similar allegations.  The lawsuits are putative class actions brought on behalf of purchasers of IDACORP stock between February 1, 2002 and June 4, 2002, and were filed in the United States District Court for the District of Idaho.  The named defendants in each suit, in addition to IDACORP, are Jon H. Miller, Jan B. Packwood, J. LaMont Keen and Darrel T. Anderson.

The complaints allege that, during the purported class period, IDACORP and/or certain of its officers and/or directors made materially false and misleading statements or omissions about the company's financial outlook in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, thereby causing investors to purchase the company's common stock at artificially inflated prices.  More specifically, the complaints allege that the company failed to disclose and misrepresented the following material adverse facts which were known to defendants or recklessly disregarded by them: (1) the company failed to appreciate the negative impact that lower volatility and reduced pricing spreads in the western wholesale energy market would have on its marketing subsidiary, IE; (2) the company was forced to limit its origination activities to shorter-term transactions due to increasing regulatory uncertainty and continued deterioration of creditworthy counterparties; (3) the company failed to discount for the fact that IPC may not recover from the lingering effects of the prior year's regional drought and (4) as a result of the foregoing, defendants lacked a reasonable basis for their positive statements about the company and their earnings projections.  The Powell complaint also alleges that the defendants' conduct artificially inflated the price of the company's common stock.  The actions seek an unspecified amount of damages, as well as other forms of relief.  IDACORP and the other defendants intend to defend themselves vigorously against the allegations.  The company cannot, however, predict the outcome of these matters.

Other Legal Issues
Idaho Power Company Transmission Line Rights-of-Way Across Fort Hall Indian Reservation:  IPC has multiple transmission lines that cross the Shoshone-Bannock Tribes' (Tribes) Fort Hall Indian Reservation near the City of Pocatello in southeastern Idaho.  IPC has been working since 1996 to renew five of the right-of-way permits for the transmission lines, which have stated permit expiration dates between 1996 and 2003.  IPC filed applications with the United States Department of the Interior, Bureau of Indian Affairs, to renew the five rights-of-way for 25 years, including payment of the independently appraised value of the rights-of-way to the Tribes (and the Tribal allottees who own portions of the rights-of-way).  The Tribes have refused to renew the rights-of-way and have demanded payment of $19 million, including an up-front payment of $4 million with the remainder to be paid over the 25-year term of the permits, or in the alternative $11 million including an up-front payment of $4 million with the remainder paid over the first three years of the permits. These amounts are based on an "opportunity cost" methodology, which calculates the value of the rights-of-way as a percentage of the cost to IPC of relocating the transmission lines off the Reservation.  Both parties have discussed potential legal action regarding renewal of the rights-of-way, but no such action has been taken to date.  The probable cost of renewing the rights-of-way is difficult to ascertain due to the lack of definitive legal guidelines for the renewals.  IPC plans to obtain Idaho Public Utilities Commission (IPUC) approval for the recovery of any renewal payment in its utility rates as a prerequisite to any settlement of the right-of-way renewals with the Tribes.

6.  REGULATORY MATTERS:

General Rate Case
Idaho:  IPC filed its Idaho general rate case with the IPUC on October 16, 2003.  IPC originally requested approximately $86 million annually in additional revenue, an average 17.7 percent increase to base rates.  On rebuttal, IPC lowered its overall requested increase to $70 million annually, an average of 14.5 percent.  The IPUC conducted formal hearings on the matter from March 29, 2004 through April 5, 2004.  The IPUC approved an increase of $25 million in IPC's electric rates, an average of 5.2 percent, in an order issued on May 25, 2004.  The rate increase became effective on June 1, 2004.

In the order, the IPUC approved a return on equity of 10.25 percent, compared to the 11.2 percent IPC requested, an overall rate of return of 7.9 percent, compared to the 8.3 percent the company requested.  The IPUC reduced the $1.55 billion in rate base requested for IPC's Idaho jurisdiction to $1.52 billion.

The IPUC also disallowed several costs in the order, including $12 million annually related to the determination of IPC's income tax expense, $8 million of incentive payments capitalized in prior years and $2 million of capitalized pension expense.  On June 15, 2004, IPC filed with the IPUC a petition for reconsideration of these and other items.  On July 13, 2004, the IPUC granted this petition in part, agreeing to reconsider issues relating to the determination of IPC's income tax expense and, in light of the IPUC Staff's computational errors, ordering rates increased by approximately $3 million on or before August 1, 2004.  IPC recorded an impairment of assets of $10 million in the second quarter related to the disallowed incentive payments and the disallowed capitalized pension expenses.  On August 2, 2004, the IPUC notified the parties of record that the IPUC Staff and IPC had begun settlement negotiations on the income tax issue.  If a settlement does not occur, the IPUC will hold additional hearings or before September 14, 2004 and rule by October 12, 2004.

In the general rate case order, the IPUC approved higher rates for residential and small-commercial customers during the summer months to encourage conservation.  The 12.6 percent higher summer rate applies to use over 300 kilowatt-hours.  The IPUC also ordered time-of-use rates to be phased in for industrial customers, asked IPC to submit a proposal for a conservation program for industrial customers and ordered increased low-income weatherization funding of $1 million annually.

In addition, the IPUC noted several other issues to be addressed in separate proceedings and potentially handled in workshops instead of formal hearings.  These include: (1) addressing the Expense Adjustment Rate for Growth component of the Power Cost Adjustment (PCA), (2) investigating approaches to removing financial disincentives to IPC for investing in effective energy efficiency and clean distributed generation and (3) investigating various cost of service issues raised in the general rate case, including those associated with load growth.  The first two matters are expected to be addressed through workshops beginning in August 2004 and concluding later in 2004.  No action has yet been taken on the cost of service investigation.  The outcome of these additional issues is unknown at this time.

Oregon:  IPC is preparing to file an Oregon general rate case later this year.  IPC has met with the Oregon Public Utility Commission (OPUC) Staff and previewed the rate case issue.  The overall request will be for approximately $4 million.  IPC cannot predict what level of rate relief the OPUC will grant.

Deferred Power Supply Costs
IPC's deferred power supply costs consisted of the following (in thousands of dollars):

	June 30,	December 31,
	2004	2003
Oregon deferral	$12,906	$13,620
Idaho PCA current year power supply cost deferrals:
Deferral for 2004-2005 rate year	-	44,664
Deferral for 2005-2006 rate year	13,086	-
Idaho PCA true-up awaiting recovery:
Remaining true-up authorized May 2003	-	13,646
Remaining true-up authorized May 2004	34,817	-
Total deferral	$60,809	$71,930

Idaho:  IPC has a PCA mechanism that provides for annual adjustments to the rates charged to its Idaho retail customers.  These adjustments are based on forecasts of net power supply costs (fuel and purchased power less off-system sales) and the true-up of the prior year's forecast. During the year, 90 percent of the difference between the actual and forecasted costs is deferred with interest.  The ending balance of this deferral, called the true-up for the current year's portion and the true-up of the true-up for the prior years' portions, is then included in the calculation of the next year's PCA adjustment.

On April 15, 2004, IPC filed its 2004-2005 PCA with the IPUC, with a proposed effective date of June 1, 2004, requesting to collect $71 million above 2004 base rates.  On May 25, 2004, the IPUC issued Order No. 29506 approving IPC's filing with an additional instruction for IPC and the IPUC Staff to examine the cost of replacement power attributable to an unplanned outage in the summer of 2003 at one of the two units of the North Valmy Steam Electric Generating Plant and advise the IPUC whether an adjustment to next year's PCA is reasonable.  The cost of replacement power due to the Valmy power outage is estimated to be $7 million.

On April 15, 2003, IPC filed its 2003-2004 PCA with the IPUC, and, with a small adjustment to the filing, the rates were approved by the IPUC and became effective on May 16, 2003.  As approved, IPC's rates were adjusted to collect $81 million above 1993 base rates.

On April 15, 2002, the IPUC issued Order No. 28992  disallowing recovery of $12 million of lost revenues resulting from the Irrigation Load Reduction Program that was in place in 2001.  IPC believes that this IPUC order is inconsistent with Order No. 28699, dated May 25, 2001, that allowed recovery of such costs, and IPC filed a Petition for Reconsideration on May 2, 2002.  On August 29, 2002, the IPUC issued Order No. 29103 denying the Petition for Reconsideration.  As a result of this order, approximately $12 million was expensed in September 2002.  IPC believes it is entitled to recover this amount and argued its position before the Idaho Supreme Court on December 5, 2003.  On March 30, 2004, the Supreme Court set aside the IPUC denial of the recovery of lost revenues and remanded the matter to the IPUC to determine the amount of lost revenues to be recovered.  The IPUC petitioned for reconsideration on April 20, 2004.  On May 27, 2004, the IPUC petition was denied and further commission action is pending.  IPC submitted its calculation of lost revenues of $12 million in the earlier IPUC proceeding.  IPC expects to recognize benefits from this case in the last half of 2004.

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

7. INDUSTRY SEGMENT INFORMATION:

IDACORP has identified three reportable segments: utility operations, energy marketing and IFS.

The utility operations segment has two primary sources of revenue: the regulated operations of IPC and income from Bridger Coal Company, an unconsolidated joint venture also subject to regulation.  IPC's regulated operations include the generation, transmission, distribution, purchase and sale of electricity.

The energy marketing segment reflects the results of IE's electricity and natural gas marketing operations.  See Note 8 - Restructuring Costs for a discussion on the wind down of energy marketing.

IFS represents that subsidiary's investments in affordable housing developments and historic rehabilitation projects.

The following table summarizes the segment information for IDACORP's utility operations, energy marketing operations, IFS and the total of all other segments, and reconciles this information to total enterprise amounts (in thousands of dollars):

	Utility	Energy				Consolidated
	Operations	Marketing	IFS	Other	Eliminations	Total
Three months ended
June 30, 2004:
Revenues	$206,909	$(9)	$-	$4,972	$-	$211,872
Net income (loss)	7,937	721	4,564	(230)	-	12,992

Total assets at June 30,
2004	$2,859,568	$57,358	$153,099	$129,557	$(92,895)	$3,106,687

Three months ended
June 30, 2003:
Revenues	$197,628	$(1,053)	$-	$3,701	$-	$200,276
Net income (loss)	11,767	(4,171)	2,572	(11,047)	-	(879)

Total assets at December
31, 2003:	$2,820,711	$50,802	$141,286	$158,547	$(69,620)	$3,101,726

Six months ended
June 30, 2004:
Revenues	$390,512	$77	$-	$9,472	$-	$400,061
Net income (loss)	27,347	580	7,149	(2,425)	-	32,651

Six months ended
June 30, 2003:
Revenues	$401,050	$2,540	$-	$8,614	$-	$412,204
Net income (loss)	25,480	(14,783)	5,042	(19,691)	-	(3,952)

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

The following table presents the change in accrued restructuring charges during the period (in thousands of dollars):

	Severance	Lease
	and Other	Termination
	Benefits	Costs	Other	Total

Balance at December 31, 2003	$1,807	$2,022	$33	$3,862
Amounts reversed	-	-	(33)	(33)
Amounts paid	(1,171)	(449)	-	(1,620)
Balance at June 30, 2004	$636	$1,573	$-	$2,209

The remaining involuntary employee termination benefit accrual will be paid out in 2004 and the remaining lease termination accrual will be paid out through 2008.  Restructuring accruals are presented as Other Liabilities on the Consolidated Balance Sheets.

9.  BENEFIT PLANS

The following table shows the components of net periodic benefit cost for the three months ended June 30 (in thousands of dollars):

			Deferred		Other
	Pension Plan		Compensation Plan		Benefits
	2004	2003	2004	2003	2004	2003
Service cost	$2,948	$2,543	$340	$303	$344	$302
Interest cost	5,109	4,866	578	604	999	1,004
Expected return on plan assets	(6,978)	(5,861)	-	-	(565)	(483)
Amortization of net obligation
at transition	-	-	153	153	-	-
Amortization of prior service
cost	193	182	(90)	(86)	(141)	(141)
Amortization of net (gain)/loss	-	-	219	186	-	-
Recognized actuarial loss	-	90	-	-	357	351
Recognized net initial (asset)
obligation	(66)	(66)	-	-	510	510
Net periodic benefit cost	$1,206	$1,754	$1,200	$1,160	$1,504	$1,543

The following table shows the components of net periodic benefit cost for the six months ended June 30 (in thousands of dollars):

			Deferred		Other
	Pension Plan		Compensation Plan		Benefits
	2004	2003	2004	2003	2004	2003
Service cost	$5,896	$5,086	$680	$606	$688	$604
Interest cost	10,218	9,732	1,156	1,208	1,998	2,008
Expected return on plan assets	(13,956)	(11,722)	-	-	(1,130)	(966)
Amortization of net obligation
at transition	-	-	306	306	-	-
Amortization of prior service
cost	386	364	(180)	(172)	(282)	(282)
Amortization of net (gain)/loss	-	-	438	372	-	-
Recognized actuarial loss	-	180	-	-	714	702
Recognized net initial (asset)
obligation	(132)	(132)	-	-	1,020	1,020
Net periodic benefit cost	$2,412	$3,508	$2,400	$2,320	$3,008	$3,086

As previously disclosed in their consolidated financial statements for the year ended December 31, 2003, IDACORP and IPC do not expect to contribute to their pension plan in 2004.  As of June 30, 2004, no contributions have been made.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of IDACORP, Inc.
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet of IDACORP, Inc. and subsidiaries as of June 30, 2004, and the related consolidated statements of operations and of comprehensive income (loss) for the three and six month periods ended June 30, 2004 and 2003 and the consolidated statements of cash flows for the six month periods ended June 30, 2004 and 2003.  These interim financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of IDACORP, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Boise, Idaho
August 4, 2004

(This page intentionally left blank)

Idaho Power Company
Consolidated Statements of Income
(unaudited)

Three Months Ended

	June 30,
	2004	2003
	(thousands of dollars)
OPERATING REVENUES:
General business	$158,305	$166,613
Off-system sales	36,809	19,839
Other revenues	10,579	10,813
Total operating revenues	205,693	197,265

OPERATING EXPENSES:
Operation:
Purchased power	64,766	32,019
Fuel expense	21,569	23,908
Power cost adjustment	(1,746)	25,383
Other	44,985	41,296
Maintenance	17,303	17,790
Depreciation	25,271	24,279
Taxes other than income taxes	5,378	5,251
Impairment of assets	9,756	-
Total operating expenses	187,282	169,926

INCOME FROM OPERATIONS	18,411	27,339

OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction	1,024	642
Other income	4,573	3,602
Other expense	(2,518)	(2,431)
Total other income (expense)	3,079	1,813

INTEREST CHARGES:
Interest on long-term debt	12,197	13,561
Other interest	937	1,257
Allowance for borrowed funds used during construction	(707)	(756)
Total interest charges	12,427	14,062

INCOME BEFORE INCOME TAXES	9,063	15,090

INCOME TAX EXPENSE	273	2,457

NET INCOME	8,790	12,633

DIVIDENDS ON PREFERRED STOCK	853	866

EARNINGS ON COMMON STOCK	$7,937	$11,767

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Income
(unaudited)

Six Months Ended

	June 30,
	2004	2003
	(thousands of dollars)
OPERATING REVENUES:
General business	$304,462	$341,675
Off-system sales	64,930	38,447
Other revenues	19,628	20,133
Total operating revenues	389,020	400,255

OPERATING EXPENSES:
Operation:
Purchased power	83,270	45,625
Fuel expense	49,073	49,446
Power cost adjustment	10,818	77,230
Other	84,610	78,087
Maintenance	31,123	31,374
Depreciation	50,161	48,413
Taxes other than income taxes	10,943	10,408
Impairment of assets	9,756	-
Total operating expenses	329,754	340,583

INCOME FROM OPERATIONS	59,266	59,672

OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction	2,026	1,493
Other income	10,315	9,279
Other expense	(4,105)	(3,815)
Total other income (expense)	8,236	6,957

INTEREST CHARGES:
Interest on long-term debt	24,533	28,053
Other interest	1,936	2,588
Allowance for borrowed funds used during construction	(1,462)	(1,576)
Total interest charges	25,007	29,065

INCOME BEFORE INCOME TAXES	42,495	37,564

INCOME TAX EXPENSE	13,441	10,350

NET INCOME	29,054	27,214

DIVIDENDS ON PREFERRED STOCK	1,707	1,734

EARNINGS ON COMMON STOCK	$27,347	$25,480

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2004	2003
ASSETS	(thousands of dollars)

ELECTRIC PLANT:
In service (at original cost)	$3,259,287	$3,220,228
Accumulated provision for depreciation	(1,289,868)	(1,239,604)
In service - Net	1,969,419	1,980,624
Construction work in progress	129,706	96,086
Held for future use	2,468	2,438

Electric plant - Net	2,101,593	2,079,148

INVESTMENTS AND OTHER PROPERTY	53,817	49,739

CURRENT ASSETS:
Cash and cash equivalents	11,557	4,031
Receivables:
Customer	46,388	43,694
Allowance for uncollectible accounts	(1,662)	(1,466)
Notes	3,141	3,186
Employee notes	3,637	3,347
Related parties	388	1,143
Other	4,164	4,848
Accrued unbilled revenues	40,492	30,869
Materials and supplies (at average cost)	25,760	19,755
Fuel stock (at average cost)	7,876	6,228
Prepayments	29,300	26,835
Regulatory assets	4,226	6,269

Total current assets	175,267	148,739

DEFERRED DEBITS:
American Falls and Milner water rights	31,585	31,585
Company-owned life insurance	35,676	35,624
Regulatory assets	414,717	427,760
Employee notes	4,370	4,775
Other	42,543	43,341

Total deferred debits	528,891	543,085

TOTAL	$2,859,568	$2,820,711

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2004	2003
CAPITALIZATION AND LIABILITIES	(thousands of dollars)

CAPITALIZATION:
Common stock equity:
Common stock, $2.50 par value (50,000,000 shares
authorized; 39,150,812 shares outstanding)	$97,877	$97,877
Premium on capital stock	398,245	398,231
Capital stock expense	(2,710)	(2,686)
Retained earnings	325,159	320,735
Accumulated other comprehensive income (loss)	(2,753)	(2,630)

Total common stock equity	815,818	811,527

Preferred stock	52,299	52,366

Long-term debt	930,541	880,868

Total capitalization	1,798,658	1,744,761

CURRENT LIABILITIES:
Long-term debt due within one year	78	50,077
Notes payable	27,000	-
Accounts payable	47,567	45,529
Notes and accounts payable to related parties	687	75
Taxes accrued	58,066	55,383
Interest accrued	12,457	12,893
Deferred income taxes	4,226	6,179
Other	29,579	20,985

Total current liabilities	179,660	191,121

DEFERRED CREDITS:
Deferred income taxes	523,717	546,205
Regulatory liabilities	261,788	258,524
Other	95,745	80,100

Total deferred credits	881,250	884,829

COMMITMENTS AND CONTINGENT LIABILITIES

TOTAL	$2,859,568	$2,820,711

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Capitalization
(unaudited)

	June 30,		December 31,
	2004	%	2003	%
	(thousands of dollars)
COMMON STOCK EQUITY:
Common stock	$97,877		$97,877
Premium on capital stock	398,245		398,231
Capital stock expense	(2,710)		(2,686)
Retained earnings	325,159		320,735
Accumulated other comprehensive loss	(2,753)		(2,630)
Total common stock equity	815,818	45	811,527	47

PREFERRED STOCK:
4% preferred stock	12,299		12,366
7.68% Series, serial preferred stock	15,000		15,000
7.07% Series, serial preferred stock	25,000		25,000
Total preferred stock	52,299	3	52,366	3

LONG-TERM DEBT:
First mortgage bonds:
8 % Series due 2004	-		50,000
5.83% Series due 2005	60,000		60,000
7.38% Series due 2007	80,000		80,000
7.20% Series due 2009	80,000		80,000
6.60% Series due 2011	120,000		120,000
4.75% Series due 2012	100,000		100,000
4.25% Series due 2013	70,000		70,000
6 % Series due 2032	100,000		100,000
5.50% Series due 2033	70,000		70,000
5.50% Series due 2034	50,000		-
Total first mortgage bonds	730,000		730,000
Amount due within one year	-		(50,000)
Net first mortgage bonds	730,000		680,000

Pollution control revenue bonds:
Variable Auction Rate Series 2003 due 2024	49,800		49,800
6.05% Series 1996A due 2026	68,100		68,100
Variable Rate Series 1996B due 2026	24,200		24,200
Variable Rate Series 1996C due 2026	24,000		24,000
Variable Rate Series 2000 due 2027	4,360		4,360
Total pollution control revenue bonds	170,460		170,460

REA notes	1,064		1,105
Amount due within one year	(78)		(77)
Net REA notes	986		1,028

American Falls bond guarantee	19,885		19,885

Milner Dam note guarantee	11,700		11,700

Unamortized premium/discount - net	(2,490)		(2,205)

Total long-term debt	930,541	52	880,868	50

TOTAL CAPITALIZATION	$1,798,658	100	$1,744,761	100

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2004	2003
	(thousands of dollars)
OPERATING ACTIVITIES:
Net income	$29,054	$27,214
Adjustments to reconcile net income to net cash provided by
operating activities:
Allowance for uncollectible accounts	180	(263)
Depreciation and amortization	55,358	54,717
Deferred taxes and investment tax credits	(23,247)	(29,101)
Accrued PCA costs	9,946	75,314
Impairment of assets	9,756	-
Change in:
Receivables and prepayments	(3,131)	17,720
Accrued unbilled revenue	(9,623)	309
Materials and supplies and fuel stock	(2,378)	(2,362)
Accounts payable	2,038	(17,041)
Taxes receivable/accrued	2,684	(9,942)
Other current liabilities	7,980	(458)
Other assets	(1,684)	(1,247)
Other liabilities	12,062	1,328
Net cash provided by operating activities	88,995	116,188

INVESTING ACTIVITIES:
Additions to utility plant	(83,375)	(57,012)
Note receivable advance to parent	-	(2,302)
Other assets	(347)	(11)
Net cash used in investing activities	(83,722)	(59,325)

FINANCING ACTIVITIES:
Issuance of first mortgage bonds	50,000	140,000
Retirement of first mortgage bonds	(50,000)	(160,000)
Retirement of preferred stock	(77)	(831)
Dividends on common stock	(22,923)	(35,487)
Dividends on preferred stock	(1,707)	(1,734)
Increase (decrease) in short-term borrowings	27,000	(1,700)
Other assets	-	(2,693)
Other liabilities	(40)	(332)
Net cash provided by (used in) financing activities	2,253	(62,777)

Net increase (decrease) in cash and cash equivalents	7,526	(5,914)

Cash and cash equivalents at beginning of period	4,031	12,699

Cash and cash equivalents at end of period	$11,557	$6,785

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes paid to parent	$35,131	$50,090
Interest (net of amount capitalized)	$24,248	$27,864

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended
	June 30,
	2004	2003
	(thousands of dollars)

NET INCOME	$8,790	$12,633

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period,
net of tax of ($65) and $1,788	(145)	3,001
Reclassification adjustment for (gains) losses included
in net income, net of tax of ($218) and $19	(339)	30
Net unrealized gains (losses)	(484)	3,031

TOTAL COMPREHENSIVE INCOME	$8,306	$15,664

	Six Months Ended
	June 30,
	2004	2003
	(thousands of dollars)

NET INCOME	$29,054	$27,214

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period,
net of tax of $284 and $996	471	1,667
Reclassification adjustment for (gains) losses included
in net income, net of tax of ($381) and $230	(594)	359
Net unrealized gains (losses)	(123)	2,026

TOTAL COMPREHENSIVE INCOME	$28,931	$29,240

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
Note 9 - Benefit Plans

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Stock-Based Compensation
The following table illustrates the effect on net income if the fair value recognition provisions of SFAS 123 had been applied to stock-based employee compensation (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net income, as reported	$8,790	$12,633	$29,054	$27,214
Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects	87	62	183	54
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	279	318	543	476
Pro forma net income	$8,598	$12,377	$28,694	$26,792

2.  INCOME TAXES:

IPC uses an estimated annual effective tax rate for computing its provision for income taxes on an interim basis.  IPC's effective tax rate for the six months ended June 30, 2004 was 31.6 percent, compared with an effective tax rate of 27.6 percent for the six months ended June 30, 2003.  The increase in the 2004 estimated tax rate is due primarily to the favorable settlement of a prior year tax issue in the first half of 2003, increased pre-tax book income and timing of regulatory flow-through tax adjustments.

4. FINANCING:

IPC's $49.8 million Humboldt County Pollution Control Revenue bonds are secured by first mortgage bonds, bringing the total first mortgage bonds outstanding at June 30, 2004 to $779.8 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Idaho Power Company
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet and statement of capitalization of Idaho Power Company and its subsidiary as of June 30, 2004, and the related consolidated statements of income and of comprehensive income for the three and six month periods ended June 30, 2004 and 2003 and the consolidated statements of cash flows for the six month periods ended June 30, 2004 and 2003.  These interim financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and statement of capitalization of Idaho Power Company and its subsidiary as of December 31, 2003, and the related consolidated statements of income, comprehensive income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet and statement of capitalization as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet and statement of capitalization from which it has been derived.

DELOITTE & TOUCHE LLP

Boise, Idaho
August 4, 2004

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts are in thousands unless otherwise indicated.  Megawatt-hours (MWh) are in thousands.)

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

IE wound down its operations during 2003.  Also in 2003, Ida-West discontinued its project development operations and is managing its independent power projects with a reduced workforce.  See further discussions in "RESULTS OF OPERATIONS - Energy Marketing" and "OTHER MATTERS - Ida-West" later in the MD&A.

This MD&A should be read in conjunction with the accompanying consolidated financial statements.  This discussion updates the MD&A included in the Annual Report on Form 10-K for the year ended December 31, 2003 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and should be read in conjunction with the discussions in those reports.

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

Litigation and regulatory proceedings resulting from the energy situation in the western United States;

Economic, geographic and political factors and risks;

Changes in and compliance with environmental, endangered species and safety laws and policies;

Weather variations affecting hydroelectric generating conditions and customer energy usage;

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

Capital market conditions;

Rating actions by Moody's Investors Service (Moody's), Standard & Poor's Ratings Services (S&P) and Fitch, Inc. (Fitch);

Competition for new energy development opportunities;

Results of financing efforts, including the ability to obtain financing on favorable terms, which can be affected by various factors, including credit ratings and general economic conditions;

Natural disasters, acts of war or terrorism;

Increasing health care costs and the resulting effect on health insurance premiums paid for employees;

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

Reduced hydroelectric generation can significantly affect operating results.  Idaho Power Company has a predominately hydroelectric generating base.  Because of Idaho Power Company's heavy reliance on hydroelectric generation, the weather can significantly affect Idaho Power Company's operations.  Idaho Power Company is experiencing its fifth consecutive year of below normal water conditions.  When hydroelectric generation is reduced, Idaho Power Company must increase its use of more expensive thermal generating resources and purchased power.  Through its power cost adjustment in Idaho, Idaho Power Company can expect to recover approximately 90 percent of the increase in its Idaho jurisdictional net power supply costs, which are fuel and purchased power less off-system sales, above the level included in its base rates.  The power cost adjustment recovery includes both a forecast and deferrals that are subject to the regulatory process.  The non-Idaho power supply costs, which are fuel and purchased power less off-system sales, are subject to periodic recovery from its Oregon and Federal Energy Regulatory Commission jurisdictional customers.

Changes in temperature can reduce power sales and affect operating results.  Warmer than normal winters or cooler than normal summers will reduce retail revenues from power sales.

The Idaho Public Utilities Commission's grant of less rate relief than requested will negatively affect Idaho Power Company's earnings and cash flows.  Idaho Power Company filed its general rate case in October 2003, requesting the Idaho Public Utilities Commission to approve an increase in its annual revenues of $86 million, or 17.7 percent.  In its rebuttal testimony filed in March 2004, Idaho Power Company reduced that request to approximately $70 million, an average of 14.5 percent.  The Idaho Public Utilities Commission approved an increase of $25 million in Idaho Power Company's electric rates, an average of 5.2 percent, in an order issued on May 25, 2004.  On June 15, 2004, Idaho Power Company filed with the Idaho Public Utilities Commission a petition for reconsideration of portions of the order.  On July 13, 2004, the Idaho Public Utilities Commission granted this petition in part, agreeing to reconsider issues relating to the determination of Idaho Power Company's income tax expense and, in light of the IPUC Staff's computational errors, ordering rates increased by approximately $3 million on or before August 1, 2004.  The income tax issue is valued at $12 million annually.  Because the Idaho Public Utilities Commission did not grant the full amount of rate relief requested, Idaho Power Company's earnings for the second quarter were negatively affected.  Its future earnings and cash flows will also be negatively impacted and its credit ratings may be downgraded.

A downgrade in IDACORP, Inc. and Idaho Power Company's credit ratings could negatively affect the companies' ability to access capital.  During the quarter ended June 30, 2004, Moody's Investors Service, Standard & Poor's Ratings Services and Fitch, Inc. placed certain of IDACORP, Inc. and Idaho Power Company's ratings under review for possible downgrade.  If the ratings agencies were to downgrade any credit ratings of IDACORP, Inc. or Idaho Power Company, the companies' ability to access the capital markets, including the commercial paper markets, could be hindered.  In addition, IDACORP, Inc. and Idaho Power Company would likely be required to pay a higher interest rate on existing variable rate debt and in future financings.

Conditions that may be imposed in connection with hydroelectric license renewals may negatively affect earnings.  Idaho Power Company is currently involved in renewing federal licenses for several of its hydroelectric projects.  On July 28, 2004, the Federal Energy Regulatory Commission issued new licenses for Idaho Power Company's five middle Snake River region hydroelectric plants.  In addition, Idaho Power Company filed its license application on July 18, 2003 for the Hells Canyon Complex, which provides 40 percent of Idaho Power Company's total generating capacity.  Conditions with respect to environmental, operating and other matters that the Federal Energy Regulatory Commission may impose in connection with the renewal of these licenses could have a negative effect on Idaho Power Company's operations and earnings.

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

IDACORP, Inc., IDACORP Energy and Idaho Power Company are subject to costs and other effects of legal and regulatory proceedings, settlements, investigations and claims, including those that have arisen out of the western energy situation.  IDACORP, Inc., IDACORP Energy and Idaho Power Company are involved in a number of proceedings including a complaint filed against sellers of power in California, based on California's unfair competition law, a cross-action wholesale electric antitrust case against various sellers and generators of power in California and the California refund proceeding at the Federal Energy Regulatory Commission.  Other cases that are the direct or indirect result of the western energy situation include a refund proceeding affecting sellers of wholesale power in the spot market in the Pacific Northwest, in which the Federal Energy Regulatory Commission directed that no refunds be paid, but which is now pending on appeal before the United States Court of Appeals for the Ninth Circuit; efforts by certain public parties to reform or terminate contracts for the purchase of power from IDACORP Energy; show cause proceedings at the Federal Energy Regulatory Commission, which have been settled but are the subject of motions for rehearing or have been appealed and efforts by the California Attorney General to secure a reversal from the United States Court of Appeals for the Ninth Circuit of Federal Energy Regulatory Commission rulings that market-based sellers' transactional reports satisfy the Federal Energy Regulatory Commission's filed-rate doctrine requirements as a means of expanding refunds from all sellers of wholesale power.  To the extent the companies are required to make payments, earnings will be negatively affected.  It is possible that additional proceedings related to the western energy situation may be filed in the future against IDACORP, Inc., IDACORP Energy or Idaho Power Company.

Pending shareholder litigation could be costly, time consuming and, if adversely decided, could result in substantial liabilities.  Two securities shareholder lawsuits have recently been filed against IDACORP, Inc. and certain of its officers and directors.  Securities litigation can be costly, time-consuming and disruptive to normal business operations.  Certain costs below a self-insured retention are not covered by insurance policies.  While IDACORP, Inc. cannot predict the outcome of these matters and these matters will take time to resolve, damages arising from these lawsuits if resolved against IDACORP, Inc. or in connection with any settlement, absent insurance coverage or damages in excess of insurance coverage, could have a material adverse effect on the financial position, results of operations or cash flows of IDACORP, Inc.

Litigation relating to stray voltage, if adversely decided, could result in liabilities, reducing earnings, and encourage the commencement of additional lawsuits.  In three instances, dairy farmers have brought actions against Idaho Power Company claiming loss of milk production and other damages to livestock due to stray voltage from Idaho Power Company's electrical system.  In the first proceeding, the jury ruled in Idaho Power Company's favor.  In the most recent proceeding, a jury verdict was entered in favor of the plaintiffs, awarding approximately $7 million in compensatory damages and $10 million in punitive damages.  Idaho Power Company has appealed this decision.  Adverse court rulings in these proceedings could increase the number of future claims.  The costs of defending these lawsuits could be significant, and certain costs, such as those below a deductible amount, are not covered by insurance policies.

Increased capital expenditures can significantly affect liquidity.  Increases in both the number of customers and the demand for energy require expansion and reinforcement of transmission, distribution and generating systems.  Because the Idaho Public Utilities Commission did not grant the full amount of rate relief Idaho Power Company requested, Idaho Power Company will have to rely more on external debt financing for its planned utility construction expenditures in the 2004 through 2006 period; these large planned expenditures may weaken the consolidated financial profile of Idaho Power Company and IDACORP, Inc.  Additionally, a significant portion of Idaho Power Company's facilities was constructed many years ago.  Aging equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures.  Failure of equipment or facilities used in Idaho Power Company's systems could potentially increase repair and maintenance expenses, purchased power expenses and capital expenditures.

SUMMARY OF SECOND QUARTER 2004 AND OUTLOOK:

This section presents an overview of what management believes are the most critical issues that IDACORP and IPC are facing and the significant items that affected IDACORP's and IPC's second quarter 2004 operating results.

Financial Results
IDACORP's basic and diluted earnings per share (EPS) for the quarter of $0.34 was a $0.36 per share increase over 2003's second quarter $0.02 per share loss.  Several key factors impacted 2004's second quarter results:

IPC earned $0.21 per share during the three months ended June 30, 2004, a $0.10 per share decrease from the second quarter last year.  EPS decreased primarily due to $10 million of asset impairments related to capitalized items disallowed in IPC's Idaho general rate case.  IPC's future operating results are largely dependent upon weather conditions, hydroelectric generating conditions and decisions made by the IPUC regarding base rates and the annual Power Cost Adjustment (PCA).

IE:  During the second quarter, IE settled litigation with Nevada Power Company (NPC) and Pacific Gas and Electric Company (PG&E) resulting in a $0.02 per share contribution to EPS.  IE's 2003 second quarter loss of $0.11 per share was attributable to its wind down.  IE will continue to pay its remaining involuntary employee termination benefit accrual through 2004 and its remaining lease termination accrual through 2008.  IE's future results are dependent upon the resolution of legal issues relating to the western energy situation, the outcome of which cannot be predicted.

IFS contributed $0.12 per share for the quarter, principally from the generation of federal income tax credits and tax depreciation benefits as well as a gain on the sale of its investment in the El Cortez Hotel in San Diego, California.  In June 2000, IFS invested $4 million to assist in the renovation of the historic El Cortez into upscale apartment units.  Upon exiting the investment on April 22, 2004, IFS recognized a gain on sale of $5 million, income taxes of $3 million and a net gain of $2 million.  The gain is included in Other Income on IDACORP's Consolidated Statements of Operations.  IFS is expected to continue generating tax benefits at current levels.

Ida-West:  In June 2004, Ida-West purchased from a third party $18 million of debt issued by Marysville Hydro Partners, a 50-percent-owned, consolidated joint venture, for $11 million.  A gain on extinguishment of debt of approximately $7 million is reported in Other Income on IDACORP's Consolidated Statements of Operations.  The amount of gain attributable to the 50-percent minority interest is reported in Other Expenses on IDACORP's Consolidated Statements of Operations.

Other:  The holding company and its other subsidiaries had a loss of $0.07 per share for the three months ended June 30, 2004 compared to a loss of $0.30 per share in the second quarter last year.  The decreased loss is due primarily to the intra-period allocation of tax benefits for the second quarter of 2003 to later quarters in 2003.

IPUC Matters
General Rate Case:  IPC filed its Idaho general rate case with the IPUC on October 16, 2003.  The IPUC approved an increase of $25 million in IPC's electric rates, an average of 5.2 percent, in an order issued on May 25, 2004.  The rate increase became effective on June 1, 2004.

The IPUC also disallowed several costs in the order, including $12 million annually related to the determination of IPC's income tax expense, $8 million of incentive payments capitalized in prior years and $2 million of capitalized pension expense.  On June 15, 2004, IPC filed with the IPUC a petition for reconsideration of these and other items.  On July 13, 2004, the IPUC granted this petition in part, agreeing to reconsider issues relating to the determination of IPC's income tax expense and, in light of the IPUC Staff's computational errors, ordering rates increased by approximately $3 million on or before August 1, 2004.  IPC recorded an impairment of assets of $10 million in the second quarter related to the disallowed incentive payments and the disallowed capitalized pension expenses.  On August 2, 2004, the IPUC notified the parties of record that the IPUC Staff and IPC had begun settlement negotiations on the income tax issue.  If a settlement does not occur, the IPUC will hold additional hearings on or before September 14, 2004 and rule by October 12, 2004.

Because the IPUC did not grant the full amount of the rate relief requested, IPC's earnings were negatively affected for the second quarter, its future earnings and cash flows will be negatively impacted and its credit ratings may be downgraded.  IPC is exploring possible ways to reduce its 2005 through 2006 operations and maintenance expense budget and is examining its construction program for 2005 through 2006 for possible deferrals and reprioritization.  IPC modified its 2004 salary adjustments, is currently operating with a number of open positions in its workforce and is limiting discretionary expenses such as outside services, training and travel.

PCA:  IPC filed its 2004-2005 PCA with the IPUC on April 15, 2004.  IPC's request to collect $71 million above 2004 base rates was granted on May 25, 2004 and was implemented on June 1, 2004.

Irrigation Lost Revenues:  IPC filed a Petition for Reconsideration with the IPUC in May 2002 regarding the disallowance of $12 million of lost revenues from the Irrigation Load Reduction Program.  The IPUC denied this petition in August 2002 and IPC argued its position before the Idaho Supreme Court in December 2003.  On March 30, 2004, the Idaho Supreme Court set aside the IPUC denial and remanded the matter to the IPUC to determine the amount of lost revenues to be recovered.  The IPUC petitioned the Supreme Court for reconsideration on April 20, 2004.  The IPUC petition was denied and further commission action is pending.  IPC submitted its calculation of lost revenues of $12 million in the earlier IPUC proceeding.  IPC expects to recognize benefits from this case in the last half of 2004.

Relicensing
IPC is actively pursuing the relicensing of several of its hydroelectric projects.  On July 28, 2004, the FERC announced that it had granted new 30-year licenses for each of IPC's five hydroelectric projects on the middle Snake River.

The most significant ongoing relicensing effort is the Hells Canyon Complex (HCC), which provides approximately two-thirds of IPC's hydroelectric generating capacity and 40 percent of its total generating capacity.  The current license expires in July 2005 and IPC filed the relicensing application in July 2003.

The FERC received a number of additional study requests (ASRs) from intervenors in the HCC relicensing process and on May 4, 2004 issued additional information requests (AIRs) to IPC.  On June 8, 2004, IPC filed a letter with the FERC objecting to certain of the AIRs and also requesting clarification, modification or extensions of time as to others.  On June 29, 2004, the FERC Staff denied IPC's objections to the AIRs but did grant extensions of time and provide clarification for certain AIRs.  On July 29, 2004, IPC filed a petition for rehearing with the FERC contesting the staff's decision denying IPC's objections to the AIRs.

In connection with the relicensing of the HCC, IPC is also engaged with the FERC and relevant federal and state agencies on the effects, if any, of the relicensing of the project on species listed as threatened or endangered under the Endangered Species Act (ESA).

Hydroelectric Generation and Power Supply Costs
IPC relies on low-cost hydroelectric generation for a significant portion of its power supply.  Because below normal hydroelectric generating conditions are continuing for the fifth consecutive year, IPC must increase its reliance on higher-cost thermal generation and purchased power.  This year's dry spring weather conditions caused purchased power expense to more than double for the second quarter of 2004.  IPC expects power supply costs to continue to increase as below normal water conditions persist.

Capital Requirements
IDACORP expects internal cash generation after dividends will provide less than the full amount of total capital requirements for 2004 through 2006.  Current forecasts indicate total utility construction expenditures to be $643 million, excluding Allowance for Funds Used During Construction (AFDC), for 2004 through 2006.  As a result of the IPUC granting less than IPC's request in the general rate case, IPC is considering alternative strategies such as the filing of another rate request with the IPUC, deferral or reprioritization of certain capital expenditures for 2005 through 2006 and other cost containment measures. IDACORP and IPC expect to continue financing the utility construction program and other capital requirements with internally generated funds and with increased reliance on externally financed capital.

In connection with IPC's 2002 Integrated Resource Plan (IRP) and the identification of the need for additional resources, the 162-megawatt (MW) gas-fired Bennett Mountain Power Plant is currently under construction.  As of June 30, 2004, $15 million of construction costs were included in Construction Work in Progress.  Total construction costs of the plant are expected to be $61 million.

IPC is currently developing its 2004 IRP, which is due to be filed with the IPUC and OPUC by August 31, 2004.  The current draft IRP includes several elements that may require significant capital expenditures in the future.

Legal Issues and Regulatory Matters

Vierstra Dairy:  In February 2004, Vierstra Dairy was awarded approximately $17 million in damages for the alleged effect of electrical current on the health of Vierstra's dairy cows.  In March 2004, IPC filed motions for new trial and judgment notwithstanding the verdict.  These motions were denied on June 7, 2004.  IPC filed its notice of appeal of this decision with the Idaho Supreme Court on July 13, 2004, with an amended notice filed on July 15, 2004.  IPC is unable to predict the outcome of this matter; however, based upon the information provided to date, IPC's insurance carrier has confirmed coverage.  IPC has previously expensed the full amount of its self-insured retention.

Alves Dairy:  On May 18, 2004, Herculano and Frances Alves, dairy operators from Twin Falls, Idaho, brought suit against IPC in Idaho State District Court, Fifth Judicial District, Twin Falls County.  The plaintiffs seek unspecified monetary damages for negligence and nuisance (allegedly allowing electrical current to flow in the earth, injuring the plaintiffs' right to use and enjoy their property and adversely affecting their dairy herd).  On July 16, 2004, IPC filed an answer to Mr. and Mrs. Alves's complaint, denying all liability to the plaintiffs, and asserting certain affirmative defenses.  No trial date has been scheduled.

Shareholder Lawsuits:  On May 26, 2004 and June 22, 2004, respectively, two shareholder lawsuits were filed against IDACORP and certain of its directors and officers.  The lawsuits, captioned Powell, et al. v. IDACORP, Inc., et al. and Shorthouse, et al. v. IDACORP, Inc., et al., raise largely similar allegations.  The lawsuits are putative class actions brought on behalf of purchasers of IDACORP stock between February 1, 2002 and June 4, 2002, and were filed in the United States District Court for the District of Idaho.  The named defendants in each suit, in addition to IDACORP, are Jon H. Miller, Jan B. Packwood, J. LaMont Keen and Darrel T. Anderson.

The complaints allege that, during the purported class period, IDACORP and/or certain of its officers and/or directors made materially false and misleading statements or omissions about the company's financial outlook in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, thereby causing investors to purchase the company's common stock at artificially inflated prices.  The actions seek an unspecified amount of damages, as well as other forms of relief.

Western Energy Proceedings:  IE and IPC are involved in a number of FERC proceedings in connection with the western energy situation and claims that dysfunctions in the organized California markets contributed to or caused unjust and unreasonable prices in Pacific Northwest spot markets, and may have been the result of manipulations of gas or electric power markets.  They include proceedings involving (1) the chargeback provisions of the California Power Exchange (CalPX) participation agreement triggered by a participant's default on a payment to the CalPX; (2) efforts by the State of California to obtain refunds for a portion of the spot market sales prices from sellers of electricity into California from October 2, 2000 through June 20, 2001; (3) the Pacific Northwest refund proceedings where it was alleged that the spot market in the Pacific Northwest was affected by the dysfunction in the California market and (4) two cases that result from a ruling of the United States Court of Appeals for the Ninth Circuit that the FERC permit the California parties in the California refund proceeding to submit materials to the FERC demonstrating market manipulation by various sellers of electricity into California.

Credit Rating Agency Actions
During the quarter ended June 30, 2004, Moody's, S&P and Fitch placed certain of IDACORP's and IPC's ratings under review for possible downgrade.  If the rating agencies were to downgrade any credit ratings of IDACORP or IPC, the companies' ability to access the capital markets, including the commercial paper markets, could be hindered.  In addition, IDACORP and IPC would likely be required to pay a higher interest rate on existing variable interest rate debt and in future financings.  The rating agencies' stated reasons for the actions were the IPUC's general rate case order, potentially higher external fundings for IPC's estimated capital expenditures over the next three years and the fifth year of drought conditions and resulting higher costs of power supply.

Strategy
IDACORP continues to focus on a strategy called "Electricity Plus," a back-to-basics strategy that emphasizes IPC as IDACORP's core business.  IPC continues to experience strong customer growth in its service area and this revised corporate strategy recognizes that IPC must make substantial investments in infrastructure to ensure adequate supply and reliable service.  The "Plus" recognizes that through modest investments in IdaTech and IDACOMM, IDACORP can preserve the potential for additional growth in shareowner value.  IFS, with its affordable housing and historic rehabilitation portfolio, remains a key component of the revised corporate strategy.

CRITICAL ACCOUNTING POLICIES:

IDACORP's and IPC's discussion and analysis of their financial condition and results of operations are based upon their consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  The preparation of these financial statements requires IDACORP and IPC to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, IDACORP and IPC evaluate these estimates, including those related to rate regulation, benefit costs, contingencies, litigation, impairment of assets, income taxes, restructuring costs and bad debt.  These estimates are based on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances, and are the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  IDACORP and IPC, based on their ongoing reviews, make adjustments when facts and circumstances dictate.

IDACORP's and IPC's critical accounting policies are discussed in more detail in the Annual Report on Form 10-K for the year ended December 31, 2003.  IDACORP's and IPC's critical accounting policies have not changed materially from the discussions included in the 2003 Annual Report on Form 10-K.

RESULTS OF OPERATIONS:

This section of the MD&A takes a closer look at the significant factors that affected IDACORP's and IPC's earnings during the three and six months ended June 30, 2004 and 2003.  In this analysis, the results of 2004 are compared to 2003.  The analysis is organized by IDACORP's reportable segments, which are Utility Operations, Energy Marketing and IFS.  The following table presents EPS for each reportable segment as well as for the holding company and its other subsidiaries combined for the three and six months ended June 30:

EPS of common stock	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Utility operations	$0.21	$0.31	$0.72	$0.67
Energy marketing	0.02	(0.11)	0.02	(0.39)
IFS	0.12	0.07	0.19	0.13
Other	(0.01)	(0.29)	(0.08)	(0.51)
Total EPS	$0.34	$(0.02)	$0.85	$(0.10)

Utility Operations
This section discusses IPC's utility operations, which are subject to regulation by, among others, the state public utility commissions of Idaho and Oregon and by the FERC.

The decrease in EPS from utility operations during the second quarter of 2004 was primarily the result of recording asset impairments of $10 million related to capitalized items disallowed in IPC's Idaho general rate case.  These impairments were partially offset by a $3 million increase in revenues due to customer growth.  Also, contributing to the year-to-date results were increased sales due to colder temperatures in January and February.

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

IPC's system is dual peaking, with the larger peak demand generally occurring in the summer.  IPC's record system peak of 2,963 MW occurred on July 12, 2002.  Peak demand so far in 2004 was 2,843 MW on June 24, 2004.  IPC was able to meet system load requirements and off-system sales requirements and had sufficient system reserves in place.

On June 23, 2004, two downed transmission lines in the Hells Canyon area caused IPC to shed 157 MW of electrical load and declare a Stage Three Power Emergency.  The Stage Three Emergency lasted approximately 90 minutes and IPC employed all of its available generation resources during this time and purchased power from the wholesale markets.  IPC shed 100 MW for the entire 90 minutes and an additional 57 MW for 30 of the 90 minutes.  This occurrence did not have a significant impact on IPC's second quarter financial results.

The following table presents IPC's system generation for the three and six months ended June 30:

	Three months ended June 30,				Six months ended June 30,
			% of Total				% of Total
	MWh		Generation		MWh		Generation
	2004	2003	2004	2003	2004	2003	2004	2003
Hydroelectric	1,619	1,953	52%	57%	3,370	3,525	50%	52%
Thermal	1,497	1,481	48%	43%	3,409	3,311	50%	48%
Total system generation	3,116	3,434	100%	100%	6,779	6,836	100%	100%

Streamflow conditions have remained below average in 2004.  April through July inflow into Brownlee Reservoir was 3.2 million acre-feet (maf).  The thirty-year average April through July Brownlee inflow reported by the Northwest River Forecast Center is 6.3 maf.  The actual 2004 volume is approximately 50 percent of the thirty-year average, making this the fifth consecutive year of below average inflow.  Streamflows are forecasted to remain below average through at least September 2004.

The continuing below average hydrologic conditions are expected to reduce IPC's hydroelectric generation, and would require it to use wholesale purchases from the energy markets and higher-cost thermal generation when necessary to meet its energy needs through 2004. Generation from IPC's hydroelectric facilities is expected to be 6.4 million MWh in 2004, compared to 6.1 million MWh in 2003 and normal generation of 9.3 million MWh.

General Business Revenue:  The following table presents IPC's general business revenues and MWh sales for the three and six months ended June 30:

	Three months ended June 30,				Six months ended June 30,
	Revenue		MWh		Revenue		MWh
	2004	2003	2004	2003	2004	2003	2004	2003
Residential	$54,281	$60,031	897	937	$132,009	$144,239	2,258	2,136
Commercial	38,713	42,450	829	820	78,836	90,860	1,723	1,664
Industrial	27,399	29,661	789	758	55,062	71,920	1,616	1,528
Irrigation	37,912	34,471	755	676	38,555	34,656	765	677
Total	$158,305	$166,613	3,270	3,191	$304,462	$341,675	6,362	6,005

Decreased average rates, mainly resulting from the 2003-2004 PCA, reduced revenues by approximately $15 million and $53 million for the three and six months ended June 30, 2004.  New base rates, implemented on June 1, 2004, caused a $3 million increase in quarterly and year-to-date revenues.  The general rate case and the PCA are discussed in more detail below in "REGULATORY ISSUES - General Rate Case" and "REGULATORY ISSUES - Deferred Power Supply Costs";

Revenues increased by approximately $13 million for the six months ended June 30, 2004 due primarily to colder weather in January and February 2004.  Heating degree-days during the first three months of 2004 were 16.4 percent higher than the same period in 2003.  Heating degree-days are a common measure used in the utility industry to analyze the demand for electricity and indicate when a customer would use electricity for heating;

The expiration in March 2003 of a take-or-pay contract with FMC/Astaris caused a $9 million decrease in revenues for the six months ended June 30, 2004.  FMC/Astaris, formerly IPC's largest volume customer, closed its plants late in 2001 but was required under the contract to pay IPC for generation capacity regardless of delivery; and

A three percent increase in general business customers increased revenue $3 million and $7 million for the three and six months ended June 30, 2004.

IPC is experiencing strong customer growth in its service territory, adding more than 13,000 general business customers in the last 12 months.  IPC expects that the number of general business customers will grow from the December 2003 level of 426,600 to about 438,000 at year-end 2004 and to about 450,000 at year-end 2005.

Off-system sales:  Off-system sales consist primarily of long-term sales contracts and opportunity sales of surplus system energy.  The following table presents IPC's off-system sales for the three and six months ended June 30:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003

Revenue	$36,809	$19,839	$64,930	$38,447
MWh sold	975	569	1,649	982
Revenue per MWh	$37.74	$34.88	$39.38	$39.16

Quarterly and year-to-date revenues from off-system sales nearly doubled last year's results due to 71 percent and 68 percent increases in energy sales volumes and an eight percent increase in second quarter average price per MWh sold.  In large part, the increased volumes sold are a result of power supply hedge activity in late spring based on improved hydroelectric generation.  Although overall hydroelectric generating conditions continue to be below normal, May 2004 precipitation was above normal and reservoir storage space was limited.  Consequently, IPC generated more hydroelectric power than previously planned for May and June 2004.  Earlier hedge purchase activity combined with increased hydroelectric generation caused IPC to sell surplus energy.

Purchased power:  The following table presents IPC's purchased power for the three and six months ended June 30:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Purchased power:
Purchases	$64,766	$32,019	$83,270	$42,495
Load reduction costs	-	-	-	3,130

MWh purchased	1,527	795	1,948	1,014
Cost per MWh purchased	$42.41	$40.28	$42.75	$41.90

Purchased power expense increased due to 92 percent increases in volumes purchased for both the three and six months ended June 30, 2004.  The increased volumes purchased are a result of power supply hedge activity in early spring based on expectations of reduced hydroelectric generation.  Average prices in the wholesale electricity markets increased five percent and two percent for the three and six months ended June 30, 2004.  Load reduction costs decreased from $3 million to zero due to the expiration of the take-or-pay contract with FMC/Astaris in March 2003.  IPC expects purchased power expense to increase during 2004 due to the ongoing effects of the fifth consecutive year of below normal water conditions.

Fuel expense:  The following table presents IPC's fuel expenses and generation at its thermal generating plants for the three and six months ended June 30:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003

Fuel expense	$21,569	$23,908	$49,073	$49,446
Thermal MWh generated	1,497	1,481	3,409	3,311
Cost per MWh	$14.41	$16.15	$14.40	$14.93

PCA:  PCA expense represents the effect of IPC's PCA regulatory mechanism, which is discussed in more detail below in "REGULATORY ISSUES - Deferred Power Supply Costs."  In 2004 and 2003, net power supply costs (fuel and purchased power less off-system sales) exceeded those anticipated in the annual PCA forecast, resulting in the deferral of a portion of those costs to subsequent years when they are to be recovered in rates.  As the revenues are being recovered, the deferred balances are amortized.

The following table presents the components of PCA expense for the three and six months ended June 30:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Current year power supply cost deferral	$(13,549)	$(3,540)	$(13,414)	$(3,163)
FMC/Astaris and irrigation program cost deferral	-	-	-	(2,245)
Amortization of prior year authorized balances	11,803	28,875	24,232	82,590
Write-off of disallowed costs	-	48	-	48
Total power cost adjustment	$(1,746)	$25,383	$10,818	$77,230

Impairment of assets:  In the second quarter, IPC recorded $10 million of asset impairments relating to disallowed items in the Idaho general rate case.  The IPUC disallowed several items in the rate case, including $8 million of incentive payments capitalized in prior years and $2 million of capitalized pension expense.  On June 15, 2004, IPC filed with the IPUC a petition for reconsideration of these and other items.  On July 13, 2004, the IPUC issued an order denying reconsideration of the capitalized incentive payments and the capitalized pension expense, resulting in the impairments.

Other:  In connection with mitigation measures developed by the Bonneville Power Administration (BPA) and the U.S. Army Corps of Engineers related to the effects of the operation and maintenance of the Federal Columbia River Power System on ESA-listed threatened and endangered fish in the Columbia River Basin, BPA contacted IPC about acquiring an option to have IPC release 100,000 acre-feet of storage water from Brownlee Reservoir during the month of July 2004. On June 9, 2004, BPA and IPC entered into an option agreement, wherein IPC, in return for the sum of $1 million, granted BPA an exclusive option to have IPC release 100,000 acre-feet of storage water from Brownlee Reservoir during the month of July 2004. On June 23, 2004, BPA exercised the option by paying IPC an additional $3 million.  The total $4 million is included in Other Current Liabilities on the Consolidated Balance Sheet as of June 30, 2004.  IPC released storage water from Brownlee Reservoir under the terms of the agreement in July 2004, and recognized the $4 million as Other Operating Revenue in July 2004.  This will flow through the PCA mechanism as a benefit to IPC's Idaho customers.

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

At December 31, 2003, IE had accrued $2 million of involuntary employee termination benefit expenses and $2 million of lease termination and other exit-related costs.  In the second quarter of 2004, IE paid $0.6 million of involuntary employee termination benefits and $0.1 million of lease termination and other exit-related costs.  The remaining employee termination benefit accrual will be paid out in 2004 and the remaining lease termination accrual will be paid out through 2008.  Restructuring accruals are presented as Other liabilities on IDACORP's Consolidated Balance Sheets.

During the second quarter of 2004, IE recorded an approximate $2 million gain on the settlement of legal disputes with NPC and PG&E.  In the second quarter of 2003, IE incurred approximately $6 million of general and administrative expenses for involuntary employee termination benefit expenses, lease terminations and legal fees.  IE's year-to-date results for 2003 also include a net $11 million loss on the settlement of legal disputes with Truckee-Donner Public Utility District, Overton Power District No. 5 and Enron as well as approximately $7 million of general and administrative expenses incurred in the first quarter for involuntary employee termination benefit expenses, lease terminations and legal fees.

IFS
IFS contributed $0.12 per share for the quarter, principally from the generation of federal income tax credits and tax depreciation benefits as well as a gain on the sale of its investment in the El Cortez Hotel in San Diego, California.  In June 2000, IFS invested $4 million to assist in the renovation of the historic El Cortez into upscale apartment units.  Upon exiting the investment on April 22, 2004, IFS recognized a gain on sale of $5 million, income taxes of $3 million and a net gain of $2 million.  The gain is included in Other Income on IDACORP's Consolidated Statements of Operations.

IFS generates federal income tax credits and accelerated tax depreciation benefits related to its investments in affordable housing and historic rehabilitation developments.  Net reductions in consolidated income taxes related to IFS tax credits were approximately the same for 2004 and 2003, $5 million and $10 million for the three and six months ended both June 30, 2004 and 2003.  IFS is expected to continue generating tax benefits at current levels.

INCOME TAXES:

IDACORP's effective tax rate increased to 3.8 percent for the six months ended June 30, 2004 from an effective rate of zero for the same period last year.  In the first half of 2003, it was expected that available tax benefits from tax credits and regulatory flow-through tax adjustments would approximately offset tax expense on pre-tax book income, resulting in a zero effective tax rate.  The current year rate is primarily the result of the increase in pre-tax earnings, net of the benefits generated by the IFS tax credits.  For the three months ended June 30, 2004, the income tax benefit was primarily the result of tax credits exceeding income tax expense on pre-tax earnings.

LIQUIDITY AND CAPITAL RESOURCES:

Operating Cash Flows
IDACORP's operating cash flows for the six months ended June 30, 2004 were $90 million compared to $138 million for the six months ended June 30, 2003.  The primary reasons for the decrease are a $36 million decrease in PCA recovery, partially offset by a $7 million decrease in income taxes paid during the periods.

IPC's operating cash flows for the six months ended June 30, 2004 were $89 million compared to $116 million for the six months ended June 30, 2003.  Rate decreases resulting from the 2003-2004 PCA reduced cash received for electricity sales by $36 million.

For the year ending December 31, 2004, net cash provided by operating activities will be driven by IPC where general business revenues and the costs to supply power to general business customers have the greatest impact on operating cash flows.  The costs to supply IPC's customers are expected to be greater than originally planned in 2004 as a result of the fifth year of below normal water conditions.  While a significant portion of the deferred purchased power costs is expected to be recovered through IPC's PCA mechanism, recovery will not take place until the 2005-2006 PCA year.  The revenues received from IPC's general business customers are expected to be less than the amounts initially forecast due to the allowed base rate increase of only 5.2 percent.  Additionally, IPC's 2004-2005 PCA is $10 million less than the 2003-2004 PCA.  As a result of these items, IDACORP and IPC expect to incur more short-term debt during 2004 than previously anticipated.

Working Capital
The changes in working capital are due primarily to timing and normal business activity.

Insurance Expenses
IPC forecasts that its 2004 medical, property and liability insurance costs will increase modestly from the amounts recorded in 2003.

Dividend Reduction
In September 2003, IDACORP's annual dividend was reduced to $1.20 per share from $1.86 per share.  This action was taken in order to strengthen IDACORP's financial position and its ability to fund IPC's growing capital expenditure needs.  IPC's construction program is discussed below in "Capital Requirements."  The dividend reduction was also made to improve cash flows and help maintain credit ratings.  During the six months ended June 30, 2004, IDACORP paid dividends on common stock of $23 million compared to $35 million in the first half of 2003.  IPC paid dividends to IDACORP on a quarterly basis sufficient to pay IDACORP's quarterly dividend.

Contractual Obligations
IDACORP's contractual cash obligations have increased from $2.0 billion at December 31, 2003 to $2.1 billion at June 30, 2004.  This change is primarily due to an increase in IPC's contractual cash obligations, which increased from $1.9 billion at December 31, 2003 to $2.0 billion at June 30, 2004.  The most significant changes include cogeneration and small power production obligations, which increased from $635 million to $699 million, purchased power and transmission, which increased from $40 million to $75 million, and maintenance and service agreements, which increased from $49 million to $73 million.

Off-Balance Sheet Arrangements
The federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes establish operational, reclamation and closure standards that must be met during and upon completion of mining activities.  These obligations mandate that mine property be restored consistent with specific standards and the approved reclamation plan.  The mining operations at the Bridger Coal Company are subject to these reclamation and closure requirements.

IPC has guaranteed the performance of coal mine reclamation activities of its Bridger Coal Company joint venture.  This guarantee, which is renewed each December, was $60 million at June 30, 2004.  Bridger Coal has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs and expects that the fund will be sufficient to cover all such costs.  Because of the existence of the fund, the estimated fair value as well as the impact on the consolidated financial statements of this guarantee was minimal.

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

Credit Ratings
During the quarter ended June 30, 2004, Moody's, S&P and Fitch placed certain of IDACORP's and IPC's ratings under review for possible downgrade.  Any downgrade would be expected to increase the cost of new debt and other issued securities going forward.

Moody's:  On June 8, 2004, Moody's placed the long-term ratings of IDACORP and the long-term and short-term ratings of IPC under review for possible downgrade.  Moody's stated that its review of the ratings reflected concerns about (1) the lower than expected rate increase granted in IPC's general rate case, (2) potentially higher external funding for IPC's estimated capital expenditures of $643 million over the next three years and (3) the fifth year of drought conditions and resulting higher costs of power supply.  IDACORP's commercial paper rating was affirmed at P-2.

S&P:  On June 15, 2004, S&P announced that it had placed the corporate credit rating and long-term ratings of IDACORP and IPC on CreditWatch with negative implications.  IDACORP's and IPC's commercial paper rating was affirmed at A-2.

S&P stated that its decision was prompted by the IPUC order issued May 25, 2004 authorizing only a $25 million (5.2 percent) increase in base rates.  In S&P's view, the IPUC order gave rise to the following credit issues: (1) the order likely reflects pressure on the IPUC to moderate rate increases given the rate hikes of the past few years and the regional economic conditions, (2) IPC will have to rely more on external debt funding for its approximately $640 million in planned capital expenditures in the 2004-06 period, (3) the drought in the region continues for the fifth consecutive year, raising costs for customers, (4) income tax issues related to the order could potentially lead to issues with deferred federal taxes because of violation of accelerated depreciation rules since the IPUC ordered the benefit of tax refunds to go to ratepayers and (5) the order, coupled with large planned capital expenditures, will weaken IDACORP's consolidated financial profile, with forecast funds from operations coverage of debt below 20 percent and total debt to capitalization at about 55 percent or higher.

S&P stated that it would resolve its CreditWatch listing following the final resolution of the IPUC's response to IPC's petition for reconsideration of this ruling and that IDACORP would also have the opportunity to put in place cost reduction or make other changes to its financial plan to mitigate the impact of the ruling.

In addition, on June 2, 2004, S&P assigned new business profile scores and revised the financial guidelines for U.S. utility and power companies.  As a result, S&P changed IDACORP and IPC's business risk profile to a 5 from a 4 on a 10-point scale, where 1 is the least risky.  The new business scores and financial guidelines did not represent a change in S&P's ratings criteria or methodology, and IDACORP and IPC's ratings remained unchanged.

Fitch:  On June 22, 2004, Fitch announced that it had placed the corporate credit ratings and long-term ratings of IDACORP and IPC on Rating Watch Negative.  IDACORP's commercial paper rating was affirmed at F-2.

Fitch stated that the Rating Watch Negative status related to the adverse effect of the IPUC's general rate case order.  Fitch indicated that additional items of concern were the fifth consecutive year of drought and its effects on the expenses associated with lower amounts of water for generation, the duration of the drought and its negative effect on IPC's financial trends, particularly IPC's debt burden over the last five years.

Fitch stated that in resolving IPC's Rating Watch Negative status, it will also consider whether the IPUC order signals a deteriorating Idaho regulatory environment, at a time when IPC faces meaningful capital spending increases to maintain reliability and service quality, and the regional drought.  The review will also consider IDACORP's improved business risk profile given its exit from the energy marketing and trading operation and wind-down of Ida-West.

Summary:  The following chart outlines the current S&P, Moody's and Fitch ratings of IDACORP's and IPC's securities, with the ratings currently under review marked with an asterisk:

	S&P		Moody's		Fitch
	IPC	IDACORP	IPC	IDACORP	IPC	IDACORP
Corporate Credit Rating	A-*	A-*	A3*	Baa1*	None	None
Senior Secured Debt	A*	None	A2*	None	A*	None
Senior Unsecured Debt	BBB+*	BBB+*	A3*	Baa1*	A-*	BBB+*
Preferred Stock	BBB*	None	Baa2*	None	BBB+*	None
Trust Preferred Stock	None	BBB*	None	Baa2*	None	BBB*
Short-Term Tax-Exempt	BBB+/	None	A3/	None	None	None
Debt	A-2		VMIG-1*
Commercial Paper	A-2	A-2	P-1*	P-2	F-1*	F-2
Rating Outlook	Negative	Negative	Negative	Negative	Negative	Negative

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

Capital Requirements
IDACORP's forecasts indicate that internal cash generation after dividends is expected to provide less than the full amount of total capital requirements for 2004 through 2006.  IDACORP's internal cash generation is dependent primarily on the contribution of IPC's cash flows from operations, which are subject to risks and uncertainties relating to weather and water conditions and the results of regulatory processes.  IPC is in its fifth consecutive year of below normal water conditions and must rely on higher-cost thermal generation and purchased power during these conditions.

IDACORP's internally generated cash after dividends is expected to provide 61 percent of 2004 capital requirements, where capital requirements are defined as utility construction expenditures, excluding AFDC, plus other regulated and non-regulated investments.  This excludes mandatory or optional principal payments on debt obligations.  IPC's construction expenditures represent over 86 percent of these capital requirements.

The current expectation of 61 percent is a decline from the 88 percent anticipated earlier in the year.  The majority of the decline, over 18 percent, is due to increased reliance on higher-cost thermal generation and purchased power as a result of the ongoing below normal water conditions.  An additional component of the decline is the result of the IPUC not granting the full amount of rate relief requested by IPC.  IDACORP and IPC expect to continue financing the utility construction program and other capital requirements with internally generated funds and with increased reliance on externally financed capital.

Utility Construction Program:  Utility construction expenditures were $83 million for the six months ended June 30, 2004 as compared to $57 million for the six months ended June 30, 2003.  The increase is related to relicensing of hydroelectric projects and construction of the Bennett Mountain Power Plant.

IPC's total construction expenditures are expected to be $643 million, excluding AFDC, from 2004 through 2006.  IPC expects to spend approximately $207 million, excluding AFDC, in 2004 and a total of approximately $436 million, excluding AFDC, for 2005 and 2006 combined.  With reduced rate relief from what IPC originally anticipated, one area under review is the utility construction program.  Given current requirements, significant reductions in this program are not anticipated in 2004; however, IPC is reviewing the 2005 through 2006 utility construction program in connection with the draft 2004 IRP to determine the extent that capital expenditures can either be delayed or reprioritized.  See "REGULATORY ISSUES - Integrated Resource Plan" for a discussion of IPC's 2004 draft IRP.

Aging facilities, relicensing costs and projected load growth may increase construction expenditures. IPC's coal-fired plants are approaching their fourth decade of service and plant utilization has increased due to both load growth and reduced hydroelectric generation resulting from below normal water conditions.  These factors result in increased upgrade and replacement requirements and plant additions such as the new Bennett Mountain Power Plant.

IPC's 2002 IRP identified the need for additional resources to address potential electricity shortfalls within IPC's utility service territory by mid-2005.  The Bennett Mountain Power Plant, a 162-MW gas-fired generating plant, is currently under construction and will be used to overcome the majority of the potential shortfalls.  The estimated project cost includes plant construction of $54 million and associated transmission system upgrades of $7 million.  At June 30, 2004, $15 million of construction costs were included in Construction Work in Progress.

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

Based upon present environmental laws and regulations, IPC estimates its 2004 capital expenditures for environmental matters, excluding AFDC, will total $16 million.  Studies and measures related to environmental concerns at IPC's hydroelectric facilities account for $13 million and investments in environmental equipment and facilities at the thermal plants account for $3 million.  From 2005 through 2006, environmental-related capital expenditures, excluding AFDC, are estimated to be $49 million.  Anticipated expenses related to IPC's hydroelectric facilities account for $38 million and thermal plant expenses are expected to total $11 million.  As of June 30, 2004, environmental-related capital expenditures, excluding AFDC, for IPC's hydroelectric facilities totaled $4 million and for thermal plants totaled $0.4 million.

Variations in the timing and amounts of capital expenditures will result from regulatory and environmental factors, load growth and other resource acquisition needs and the timing of relicensing expenditures.  IDACORP and IPC are in the beginning phase of the annual long-term planning process and will prioritize capital expenditures while considering the effects of the outcome of IPC's general rate case, the need for additional resources in order for IPC to supply power to a growing number of customers and the maintenance of corporate credit ratings.

Financing Programs
Credit facilities:  On March 17, 2004, IDACORP entered into a $150 million three-year credit agreement with various lenders, Bank One, NA (merged with JP Morgan Chase Corporation on July 1, 2004), as co-lead arranger and administrative agent and Wachovia Bank, National Association, as co-lead arranger and syndication agent (IDACORP Facility).  The IDACORP Facility replaced IDACORP's two credit agreements, a $175 million facility that expired on March 17, 2004 and a $140 million facility that was to expire on March 25, 2005.  The IDACORP Facility, which will be used for general corporate purposes and commercial paper back-up, will terminate on March 16, 2007.  The IDACORP facility provides for the issuance of loans and standby letters of credit not to exceed the aggregate principal amount of $150 million, provided that the aggregate amount of the standby letters of credit may not exceed $75 million.  At June 30, 2004, no loans were outstanding and $50 million of commercial paper was outstanding.

Under the terms of the IDACORP Facility, IDACORP may borrow floating rate advances and eurodollar rate advances.  The floating rate is equal to the higher of (i) the prime rate announced by Bank One or its parent and (ii) the sum of the federal funds effective rate for such day plus 1/2 percent per annum, plus, in each case, an applicable margin.  The eurodollar rate is based upon the British Bankers' Association interest settlement rate for deposits in U.S. dollars, as adjusted by the applicable reserve requirement for eurocurrency liabilities imposed under Regulation D of the Board of Governors of the Federal Reserve System, for periods of one, two, three or six months plus the applicable margin.  The applicable margin is based on IDACORP's rating for senior unsecured long-term debt securities without third-party credit enhancement as provided by Moody's and S&P.  The applicable margin for the floating rate advances is zero percent unless IDACORP's rating falls below Baa3 from Moody's or BBB- from S&P, at which time it would equal 0.50 percent.  The applicable margin for eurodollar rate advances ranges from 0.54 percent to 1.65 percent depending upon the credit rating.  At June 30, 2004, the applicable margin was zero percent for floating rate advances and 0.85 percent for eurodollar rate advances.  A facility fee, payable quarterly by IDACORP, is calculated on the average daily aggregate commitment of the lenders under the IDACORP Facility and is also based on IDACORP's rating from Moody's or S&P as indicated above.  At June 30, 2004, the facility fee was 0.15 percent.

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

A ratings downgrade would result in an increase in the cost of borrowing and of maintaining letters of credit, but would not result in any default or acceleration of the debt under the IDACORP Facility.

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

On March 17, 2004, IPC entered into a $200 million three-year credit agreement with various lenders, Bank One, NA (merged with JP Morgan Chase Corporation on July 1, 2004), as co-lead arranger and administrative agent and Wachovia Bank, National Association, as co-lead arranger and syndication agent (IPC Facility).  The IPC Facility replaced IPC's $200 million credit agreement, which expired on March 17, 2004.  The IPC Facility, which expires on March 16, 2007, will be used for general corporate purposes and commercial paper back-up.  At June 30, 2004, no loans were outstanding and $27 million of commercial paper was outstanding. Under the terms of the IPC Facility, IPC may borrow floating rate advances and eurodollar rate advances.  The methods of calculating the floating rate and the eurodollar rate are the same as set forth above for the IDACORP Facility.  The applicable margin for the IPC Facility is also dependent upon IPC's rating for senior unsecured long-term debt securities without third-party credit enhancement as provided by Moody's and S&P.  At June 30, 2004, the applicable margin for the IPC Facility was zero percent for floating rate advances and 0.75 percent for eurodollar rate advances.  A facility fee, payable quarterly by IPC, is calculated on the average daily aggregate commitment of the lenders under the IPC Facility and is also based on IPC's rating from Moody's or S&P as indicated above.  At June 30, 2004, the facility fee was 0.125 percent.  A ratings downgrade would result in an increase in the cost of borrowing, but would not result in any default or acceleration of the debt under the IPC Facility.

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

Short-term financings:  At June 30, 2004, IDACORP's commercial paper borrowings totaled $50 million, compared to $94 million at December 31, 2003.  At June 30, 2004, IPC's commercial paper borrowings totaled $27 million and there were no short-term borrowings at December 31, 2003.  IDACORP's and IPC's short-term borrowings are expected to increase during 2004 mainly due to increased power supply costs at IPC caused by the continued impacts of the fifth consecutive year of below normal water conditions.  A portion of IPC's power supply costs are recovered through its PCA regulatory mechanism discussed in "REGULATORY ISSUES - Deferred Power Supply Costs."

Long-term financings:  IDACORP currently has two shelf registration statements totaling $800 million that can be used for the issuance of unsecured debt (including medium-term notes) and preferred or common stock.  At June 30, 2004, none had been issued.

On March 14, 2003, IPC filed a $300 million shelf registration statement that could be used for first mortgage bonds (including medium-term notes), unsecured debt and preferred stock.  On May 8, 2003, IPC issued $140 million of secured medium-term notes in two series: $70 million First Mortgage Bonds 4.25% Series due 2013 and $70 million First Mortgage Bonds 5.50% Series due 2033. Proceeds were used to pay down IPC short-term borrowings incurred from the payment at maturity of $80 million First Mortgage Bonds 6.40% Series due 2003 and the early redemption of $80 million First Mortgage Bonds 7.50% Series due 2023, on May 1, 2003.  On March 26, 2004, IPC issued $50 million First Mortgage Bonds 5.50% Series due 2034.  Proceeds were used to reduce short-term borrowings and replace short-term investments, which were used on March 15, 2004 to pay at maturity the $50 million First Mortgage Bonds 8% Series due 2004.  At June 30, 2004, $110 million remained available to be issued on this shelf registration statement.

IPC plans to issue approximately $55 million of first mortgage bonds in August 2004.

The amount of first mortgage bonds issuable by IPC is limited to a maximum of $1.1 billion and by property, earnings and other provisions of the mortgage and supplemental indentures thereto.  IPC may amend the indenture and increase this amount without consent of the holders of the first mortgage bonds.  Substantially all of the electric utility plant is subject to the lien of the mortgage.  As of June 30, 2004, IPC could issue under the mortgage approximately $640 million of additional first mortgage bonds based on unfunded property additions and $392 million of additional first mortgage bonds based on retired first mortgage bonds.  At June 30, 2004, unfunded property additions, which consist of electric property, were approximately $1 billion.

At June 30, 2004, IFS had $74 million of debt related to investments in affordable housing with interest rates ranging from 3.65 percent to 8.59 percent due 2004 to 2010.  The investments in affordable housing developments, that collateralize this debt, had a net book value of $110 million at June 30, 2004.

IFS's $18 million Series 2003-1 tax credit note is non-recourse to both IFS and IDACORP.  The $12 million Series 2003-2 tax credit note and $21 million of borrowings from a corporate lender are recourse only to IFS.

In June 2004, Ida-West purchased from a third party $18 million of debt issued by Marysville Hydro Partners, a 50-percent-owned, consolidated joint venture, for $11 million.  This debt, previously consolidated under the provisions of FIN 46R, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," is now eliminated in consolidation.  Ida-West borrowed $6 million from IDACORP for this transaction, resulting in increased short-term borrowings at IDACORP.

Debt Covenants:  The IDACORP Facility and the IPC Facility contain a covenant requiring IDACORP and IPC, respectively, to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization of no more than 65 percent as of the end of each fiscal quarter.  At June 30, 2004, the leverage ratios for IDACORP and IPC were 54 percent and 52 percent, respectively.

Other covenants in the IPC Facility include (i) prohibitions against investments and acquisitions by IPC or any subsidiary without the consent of the required lenders, subject to exclusions for investments in cash equivalents or securities of IPC, investments by IPC and its subsidiaries in any business trust controlled, directly or indirectly, by IPC to the extent such business trust purchases securities of IPC, investments and acquisitions related to the energy business of IPC and its subsidiaries not exceeding $500 million in the aggregate at any one time outstanding, investments by IPC or a subsidiary in connection with a permitted receivables securitization (as defined in the IPC Facility), (ii) prohibitions against IPC or any material subsidiary merging or consolidating with any other person or selling or disposing of all or substantially all of its property to another person without the consent of the required lenders, subject to exclusions for mergers into or dispositions to IPC or a wholly owned subsidiary and dispositions in connection with a permitted receivables securitization, (iii) restrictions on the creation of liens by IPC or any material subsidiary and (iv) prohibitions on any material subsidiary entering into any agreement restricting its ability to declare or pay dividends to IPC except pursuant to a permitted receivables securitization. At June 30, 2004, IPC was in compliance with all of the covenants of the facility.

Other covenants in the IDACORP Facility include (i) prohibitions against investments and acquisitions by IDACORP or any subsidiary without the consent of the required lenders subject to exclusions for investments in cash equivalents or securities of IDACORP, investments by IDACORP and its subsidiaries in any business trust controlled, directly or indirectly, by IDACORP to the extent such business trust purchases securities of IDACORP, investments and acquisitions related to the energy business or other business of IDACORP and its subsidiaries not exceeding $500 million in the aggregate at any one time outstanding (provided that investments in non-energy related businesses not exceed $150 million), investments by IDACORP or a subsidiary in connection with a permitted receivables securitization (as defined in the IDACORP Facility), (ii) prohibitions against IDACORP or any material subsidiary merging or consolidating with any other person or selling or disposing of all or substantially all of its property to another person without the consent of the required lenders, subject to exclusions for mergers into or dispositions to IDACORP or a wholly owned subsidiary and dispositions in connection with a permitted receivables securitization, (iii) restrictions on the creation of liens by IDACORP or any material subsidiary and (iv) prohibitions on any material subsidiary entering into any agreement restricting its ability to declare or pay dividends to IDACORP except pursuant to a permitted receivables securitization.

IDACORP is also required to maintain an interest coverage ratio of Credit Agreement EBITDA to consolidated interest charges equal to at least 2.75 to 1.00 as of the end of any fiscal quarter. Credit Agreement EBITDA is a financial measure that is used in the IDACORP Facility and is not a defined term under GAAP.  Credit Agreement EBITDA differs from the term "EBITDA" (earnings before interest expense, income tax expense and depreciation and amortization) as it is commonly used.  Credit Agreement EBITDA is defined as consolidated net income plus interest charges, income taxes, depreciation and all non-cash items that reduce such consolidated net income minus all non-cash items that increase consolidated net income.  At June 30, 2004, IDACORP was in compliance with all of the covenants of the facility.

LEGAL AND ENVIRONMENTAL ISSUES:

Legal and Other Proceedings
Vierstra Dairy:  On August 11, 2000, Mike and Susan Vierstra, dairy operators from Twin Falls, Idaho, brought suit against IPC in Idaho State District Court, Fifth Judicial District, Twin Falls County.  The plaintiffs sought monetary damages of approximately $8 million for negligence and nuisance (allegedly allowing electrical current to flow in the earth and adversely affect the health of the plaintiffs' dairy cows) and punitive damages of approximately $40 million.

On February 10, 2004, a jury verdict was entered in favor of the plaintiffs, awarding approximately $7 million in compensatory damages and $10 million in punitive damages.  In March 2004, IPC filed with the Idaho State District Court motions for new trial and for judgment notwithstanding the verdict.  These motions were heard by the court on April 26, 2004.  On June 7, 2004, the court denied the motions.  IPC filed its notice of appeal of this decision with the Idaho Supreme Court on July 13, 2004, with an amended notice filed on July 15, 2004.

IPC is unable to predict the outcome of this matter; however, based upon the information provided to date, IPC's insurance carrier has confirmed coverage.  IPC has previously expensed the full amount of its self-insured retention.  With coverage, this matter will not have a material adverse effect on IPC's consolidated financial position, results of operations or cash flows.

Alves Dairy:  On May 18, 2004, Herculano and Frances Alves, dairy operators from Twin Falls, Idaho, brought suit against IPC in Idaho State District Court, Fifth Judicial District, Twin Falls County.  The plaintiffs seek unspecified monetary damages for negligence and nuisance (allegedly allowing electrical current to flow in the earth, injuring the plaintiffs' right to use and enjoy their property and adversely affecting their dairy herd).  On July 16, 2004, IPC filed an answer to Mr. and Mrs. Alves's complaint, denying all liability to the plaintiffs, and asserting certain affirmative defenses.  No trial date has been scheduled.

IPC intends to vigorously defend its position in this proceeding and believes this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Wah Chang:  On May 5, 2004, Wah Chang, a division of TDY Industries, Inc., filed two lawsuits in the United States District Court for the District of Oregon against numerous defendants.  IDACORP, IE and IPC are named as defendants in one of the lawsuits.  The complaints allege violations of federal antitrust laws, violations of the Racketeer Influenced and Corrupt Organizations Act, violations of Oregon antitrust laws and wrongful interference with contracts.  Wah Chang's complaint is based on allegations relating to the western energy situation.  These allegations include bid rigging, falsely creating congestion and misrepresenting the source and destination of energy.  The plaintiff seeks compensatory damages of $30 million and treble damages.

On May 28, 2004, certain defendants in the Wah Chang actions took steps to have the cases transferred and consolidated with other similar cases currently pending before the Honorable Robert H. Whaley, sitting by designation in the Southern District of California and presiding over Multidistrict Litigation Docket No. 1405, In re California Wholesale Electricity Antitrust Litigation.  IDACORP, IE and IPC have not answered the complaint filed against them, as a response is not yet required.  The companies intend to vigorously defend their position in this proceeding and believe this matter will not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

City of Tacoma:  On June 7, 2004, the City of Tacoma, Washington (Tacoma) filed a lawsuit in the United States District Court for the Western District of Washington at Tacoma against numerous defendants including IDACORP, IE and IPC.  Tacoma's complaint alleges violations of the Sherman Antitrust Act.  The claimed antitrust violations are based on allegations of energy market manipulation, false load scheduling and bid rigging and misrepresentation or withholding of energy supply.  The plaintiff seeks compensatory damages of not less than $175 million.

On June 22, 2004, IDACORP, IE and IPC, along with other defendants, took steps to have this case transferred and consolidated with other similar cases currently pending before the Honorable Robert H. Whaley, sitting by designation in the Southern District of California and presiding over Multidistrict Litigation Docket No. 1405, In re California Wholesale Electricity Antitrust Litigation.  IDACORP, IE and IPC have not answered this complaint, as a response is not yet required.  The companies intend to vigorously defend their position in this proceeding and believe this matter will not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

Shareholder Lawsuits:  On May 26, 2004 and June 22, 2004, respectively, two shareholder lawsuits were filed against IDACORP and certain of its directors and officers.  The lawsuits, captioned Powell, et al. v. IDACORP, Inc., et al. and Shorthouse, et al. v. IDACORP, Inc., et al., raise largely similar allegations.  The lawsuits are putative class actions brought on behalf of purchasers of IDACORP stock between February 1, 2002 and June 4, 2002, and were filed in the United States District Court for the District of Idaho.  The named defendants in each suit, in addition to IDACORP, are Jon H. Miller, Jan B. Packwood, J. LaMont Keen and Darrel T. Anderson.

The complaints allege that, during the purported class period, IDACORP and/or certain of its officers and/or directors made materially false and misleading statements or omissions about the company's financial outlook in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, thereby causing investors to purchase the company's common stock at artificially inflated prices.  More specifically, the complaints allege that the company failed to disclose and misrepresented the following material adverse facts which were known to defendants or recklessly disregarded by them: (1) the company failed to appreciate the negative impact that lower volatility and reduced pricing spreads in the western wholesale energy market would have on its marketing subsidiary, IE; (2) the company was forced to limit its origination activities to shorter-term transactions due to increasing regulatory uncertainty and continued deterioration of creditworthy counterparties; (3) the company failed to discount for the fact that IPC may not recover from the lingering effects of the prior year's regional drought; and (4) as a result of the foregoing, defendants lacked a reasonable basis for their positive statements about the company and their earnings projections.  The Powell complaint also alleges that the defendants' conduct artificially inflated the price of the company's common stock.  The actions seek an unspecified amount of damages, as well as other forms of relief.  IDACORP and the other defendants intend to defend themselves vigorously against the allegations.  The company cannot, however, predict the outcome of these matters.

Western Energy Proceedings at the FERC:  IE and IPC are involved in a number of FERC proceedings arising out of the western energy situation and claims that dysfunctions in the organized California markets contributed to or caused unjust and unreasonable prices in Pacific Northwest spot markets, and may have been the result of manipulations of gas or electric power markets.  They include proceedings involving: (1) the chargeback provisions of the CalPX participation agreement, which was triggered when a participant defaulted on a payment to the CalPX.  Upon such a default, other participants were required to pay their allocated share of the default amount to the CalPX.  This provision was first triggered by the Southern California Edison (SCE) default and later by the PG&E default.  The FERC has ordered the CalPX to rescind all chargeback actions related to the SCE and PG&E liabilities.  The CalPX is awaiting further orders from the FERC and bankruptcy court before distributing the funds it collected under the chargeback mechanism; (2) efforts by the State of California to obtain refunds for a portion of the spot market sales prices from sellers of electricity into California from October 2, 2000 through June 20, 2001.  California is claiming that the prices were not just and reasonable and were not in compliance with the Federal Power Act (FPA).  The FERC issued an order on refund liability on March 26, 2003 which multiple parties, including IE, sought rehearing on.  On October 16, 2003, the FERC denied the requests for rehearing and required the California Independent System Operator (Cal ISO) to make a compliance filing regarding refund amounts by December 2004.  On May 12, 2004, the FERC issued an order clarifying its earlier refund orders denying a request by certain parties to present as evidence an earlier settlement between the California Public Utilities Commission and El Paso related to manipulation of gas pipeline capacity claiming that the settlement dollars California is receiving from El Paso ($1.69 billion) are duplicative of the FERC order changing the gas component of its refund methodology.  At June 30, 2004, with respect to the CalPX chargeback and the California Refund proceedings discussed above, the CalPX and the Cal ISO owed $14 million and $30 million, respectively, for energy sales made to them by IPC in November and December 2000.  IE has accrued a reserve of $42 million against these receivables.  This reserve was calculated taking into account the uncertainty of collection, given the California energy situation.  Based on the reserve recorded as of June 30, 2004, IDACORP believes that the future collectibility of these receivables or any potential refunds ordered by the FERC would not have a material adverse effect on its consolidated financial position, results of operations or cash flows; (3) in the Pacific Northwest refund proceedings it was argued that the spot market in the Pacific Northwest was affected by the dysfunction in the California market, warranting refunds.  The FERC rejected this claim on June 25, 2003 and denied rehearing on November 11, 2003 and February 9, 2004.  The FERC orders have been appealed to the Court of Appeals for the Ninth Circuit with briefing due to be completed by January 2005.  IE and IPC are unable to predict the outcome of these matters.  On July 21, 2004, the City of Seattle petitioned the Ninth Circuit Court of Appeals requesting the court to direct the FERC to permit additional evidence consisting of audio tapes of Enron trader conversations and a delay in the briefing schedule in the Pacific Northwest refund.  On August 2, 2004, the Ninth Circuit Court of Appeals held the briefing schedule in abeyance until resolution of the motion to offer additional evidence.  On August 2, 2004 and August 3, 2004, respectively, the FERC and a group of parties, including IE, filed their answers in opposition to the motion to offer additional evidence and (4) two cases which result from a ruling of the United States Court of Appeals for the Ninth Circuit that the FERC permit the California parties in the California refund proceeding to submit materials to the FERC demonstrating market manipulation by various sellers of electricity into California.  On June 25, 2003, the FERC ordered a large number of parties including IPC to show cause why certain trading practices did not constitute gaming ("gaming") or anomalous market behavior  ("partnership") in violation of the Cal ISO and CalPX Tariffs.  On October 16, 2003, IPC reached agreement with the FERC Staff on the show cause orders.  The "gaming" settlement was approved by the FERC on March 3, 2004.  The FERC approved the motion to dismiss the "partnership" proceeding on January 23, 2004.  Although the orders establishing the scope of the show cause proceedings are presently the subject of review petitions in the Ninth Circuit, the order dismissing IPC from the "partnership" proceedings was not the subject of rehearing requests.  Eight parties have requested rehearing of the FERC's March 3, 2004 order approving the "gaming" settlement but the FERC has not yet acted on those requests.

On July 21, 2004, CAlifornians for Renewable Energy (CARE) filed a motion with the FERC in connection with the California refund, the Pacific Northwest refund and the market manipulation cases requesting the FERC to revise its approach to the 2000-2001 western energy situation by (1) revoking market-based rate authority and replacing it with cost-of-service rates and requiring refunds back to the date of the order granting the market-based rate authority, (2) revising long-term contracts entered into during the western energy situtation and (3) deferring new and rejecting existing refund settlements.  IPC is unable to predict how the FERC will respond to CARE's motion.

The FERC also issued an order instituting an investigation of anomalous bidding behavior and practices in the western wholesale power markets.  IPC submitted all data and information requested by the FERC Staff, and in a letter dated May 12, 2004, the FERC's Office of Market Oversight and Investigations advised that it was terminating the investigation as to IPC.

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

Other Legal Issues
U.S. Commodity Futures Trading Commission Investigations Regarding Trading Practices:  On October 2, 2002, the U.S. Commodity Futures Trading Commission (CFTC) issued a subpoena to IPC requesting, among other things, all records related to all natural gas and electricity trades by IPC involving "round trip trades," also known as "wash trades," or "sell/buyback trades" including, but not limited to those made outside the Western Systems Coordinating Council region.  The subpoena applies to both IE and IPC.  By letter from the CFTC dated October 7, 2002, the Division of Enforcement agreed to hold in abeyance until a later date all items requested in the subpoena with the exception of one paragraph which related to three trades on a certain date with a specific party.  The companies provided the requested information.

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

Idaho Power Company Transmission Line Rights-of-Way Across Fort Hall Indian Reservation:  IPC has multiple transmission lines that cross the Shoshone-Bannock Tribes' (Tribes) Fort Hall Indian Reservation near the City of Pocatello in southeastern Idaho.  IPC has been working since 1996 to renew five of the right-of-way permits for the transmission lines, which have stated permit expiration dates between 1996 and 2003.  IPC filed applications with the United States Department of the Interior, Bureau of Indian Affairs, to renew the five rights-of-way for 25-years, including payment of the independently appraised value of the rights-of-way to the Tribes (and the Tribal allottees who own portions of the rights-of-way).  The Tribes have refused to renew the rights-of-way and have demanded payment of $19 million, including an up-front payment of $4 million with the remainder to be paid over the 25-year term of the permits, or in the alternative $11 million including an up-front payment of $4 million with the remainder paid over the first three years of the permits. These amounts are based on an "opportunity cost" methodology, which calculates the value of the rights-of-way as a percentage of the cost to IPC of relocating the transmission lines off the Reservation.  Both parties have discussed potential legal action regarding renewal of the rights-of-way, but no such action has been taken to date.  The probable cost of renewing the rights-of-way is difficult to ascertain due to the lack of definitive legal guidelines for the renewals.  IPC plans to obtain IPUC approval for the recovery of any renewal payment in its utility rates as a prerequisite to any settlement of the right-of-way renewals with the Tribes.

Environmental Issues
Threatened and Endangered Snails:  In December 1992, the United States Fish and Wildlife Service (USFWS) listed five species of snails that inhabit the middle Snake River as threatened or endangered species under the ESA.  In 1995, in preparation for the FERC relicensing of several of IPC's hydroelectric projects on the middle Snake River (Bliss, Upper Salmon Falls, Lower Salmon Falls, Shoshone Falls and CJ Strike), IPC obtained a permit from the USFWS to study the listed snails.  Since that date, IPC has been collecting field data and conducting studies in an effort to determine the status of the listed snails and how they may be affected by a variety of factors, including hydroelectric production, water quality and irrigation practices.

Based upon the studies and in an effort to resolve issues associated with the relicensing of the projects and the threatened and endangered snails, in August 2003, IPC and the USFWS initiated efforts to reach a cooperative resolution of outstanding fish and wildlife issues associated with the relicensing of the IPC middle Snake River projects.

As a result of those efforts, on February 12, 2004, IPC, on behalf of itself and the USFWS, presented an Offer of Settlement, including a signed Settlement Agreement and attached Appendices, to the FERC addressing issues associated with the ESA-listed threatened and endangered snails and the relicensing of the IPC projects on the middle Snake River.  Pursuant to FERC regulations, participants in the licensing proceeding and other interested persons had until March 3, 2004 to comment on the proposed settlement.  The Idaho Department of Fish and Game and Idaho Rivers United filed comments with the FERC.  IPC responded to the comments on March 25, 2004.  On July 28, 2004, the FERC announced that it had granted new 30-year licenses for each of the IPC hydroelectric projects on the middle Snake River. Upon receipt of the licenses, IPC will undertake a detailed review of the license conditions, including any potential effects on project operations. Based upon current information, IPC does not expect any conditions of the licenses to be inconsistent with the Settlement Agreement.

The Settlement Agreement provided for additional studies and analyses to more accurately assess the effect, if any, that the middle Snake River projects may have on one or more of the listed snail species.  It provides for an operational regime for the five projects that will permit six years of studies and analyses of various project operations on the listed snail species, while providing interim protection of the listed species.  After the studies are completed, IPC and the USFWS intend to jointly develop a plan that will address project operations and the protection of listed snails for the remainder of the new license terms.

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

In August 2001, the Idaho Department of Water Resources (IDWR) designated portions of the Aquifer that are tributary to the Thousand Springs reach of the Snake River as a Ground Water Management Area due to the effect, exacerbated by several years of drought, of junior priority ground water withdrawals on senior surface water rights.  Subsequently, in late 2001 and early 2002, junior ground water interests entered into a stipulated agreement with certain affected senior surface water users in an effort to mitigate the effects of ground water pumping.  The IDWR established two ground water districts to facilitate the operation of the agreement. However, in 2003, surface water users that were not parties to the stipulated agreement filed delivery calls with the IDWR, demanding that it manage ground water withdrawals pursuant to the prior appropriation doctrine of  "first in time is first in right" and curtail junior ground water rights that are depleting the Aquifer and affecting flows to senior surface water rights. These delivery calls resulted in several administrative actions before the IDWR and a judicial action before the State District Court in Ada County, Idaho. Because IPC holds water rights in the Thousand Springs area that are dependent on spring flows and the overall condition of the Aquifer, IPC intervened in these actions to protect its interests and encourage the development of a long-term management plan that will protect the Aquifer from further depletion.

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

REGULATORY ISSUES:

General Rate Case
Idaho:  IPC filed its Idaho general rate case with the IPUC on October 16, 2003.  IPC originally requested approximately $86 million annually in additional revenue, an average 17.7 percent increase to base rates.  On rebuttal, IPC lowered its overall requested increase to $70 million annually, an average of 14.5 percent.  The IPUC conducted formal hearings on the matter from March 29, 2004 through April 5, 2004.  The IPUC approved an increase of $25 million in IPC's electric rates, an average of 5.2 percent, in an order issued on May 25, 2004.  The rate increase became effective on June 1, 2004.

In the order, the IPUC approved a return on equity of 10.25 percent, compared to the 11.2 percent IPC requested, an overall rate of return of 7.9 percent, compared to the 8.3 percent the company requested.  The IPUC reduced the $1.55 billion in rate base requested for IPC's Idaho jurisdiction to $1.52 billion.  The IPUC also disallowed several costs in the order, including $12 million annually related to the determination of IPC's income tax expense, $8 million of incentive payments capitalized in prior years and $2 million of capitalized pension expense.  On June 15, 2004, IPC filed with the IPUC a petition for reconsideration of these and other items.  On July 13, 2004, the IPUC granted this petition in part, agreeing to reconsider issues relating to the determination of IPC's income tax expense and, in light of the IPUC Staff's computational errors, ordering rates increased by approximately $3 million on or before August 1, 2004.  IPC recorded an impairment of assets of $10 million in the second quarter related to the disallowed incentive payments and the disallowed capitalized pension expenses.  On August 2, 2004, the IPUC notified the parties of record that the IPUC Staff and IPC had begun settlement negotiations on the income tax issue.  If a settlement does not occur, the IPUC will hold additional hearings on or before September 14, 2004 and rule by October 12, 2004.

In the general rate case order, the IPUC approved higher rates for residential and small-commercial customers during the summer months to encourge conservation.  The 12.6 percent higher summer rate applies to use over 300 kilowatt-hours.  The IPUC also ordered time-of-use rates to be phased in for industrial customers, asked IPC to submit a proposal for a conservation program for industrial customers and ordered increased low-income weatherization funding of $1 million annually.

In addition, the IPUC noted several other issues to be addressed in separate proceedings and potentially handled in workshops instead of formal hearings.  These include: (1) addressing the Expense Adjustment Rate for Growth component of the PCA, (2) investigating approaches to removing financial disincentives to IPC for investing in effective energy efficiency and clean distributed generation and (3) investigating various cost of service issues raised in the general rate case, including those associated with load growth.  The first two matters are expected to be addressed through workshops beginning in August 2004 and concluding later in 2004.  No action has yet been taken on the cost of service investigation.  The outcome of these additional issues is unknown at this time.

Oregon:  IPC is preparing to file an Oregon general rate case later this year.  IPC has met with the OPUC Staff and previewed the rate case issue.  The overall request will be for approximately $4 million.  IPC cannot predict what level of rate relief the OPUC will grant.

Deferred Power Supply Costs
IPC's deferred power supply costs consisted of the following:

	June 30,	December 31,
	2004	2003
Oregon deferral	$12,906	$13,620
Idaho PCA current year power supply cost deferrals:
Deferral for 2004-2005 rate year	-	44,664
Deferral for 2005-2006 rate year	13,086	-
Idaho PCA true-up awaiting recovery:
Remaining true-up authorized May 2003	-	13,646
Remaining true-up authorized May 2004	34,817	-
Total deferral	$60,809	$71,930

Idaho:  IPC has a PCA mechanism that provides for annual adjustments to the rates charged to its Idaho retail customers.  These adjustments are based on forecasts of net power supply costs (fuel and purchased power less off-system sales) and the true-up of the prior year's forecast.  During the year, 90 percent of the difference between the actual and forecasted costs is deferred with interest.  The ending balance of this deferral, called the true-up for the current year's portion and the true-up of the true-up for the prior years' portions, is then included in the calculation of the next year's PCA adjustment.

The true-up of the true-up portion of the PCA provides a tracking of the collection or the refund of true-up amounts.  Each month, the collection or the refund of the true-up amount is quantified based upon the true-up portion of the PCA rate and the consumption of energy by customers.  At the end of the PCA year, the total collection or refund is compared to the previously determined amount to be collected or refunded.  Any difference between authorized amounts and amounts actually collected or refunded are then reflected in the following PCA year, which becomes the true-up of the true up.  Over time, the actual collection or refund of authorized true-up dollars matches the amounts authorized.

On April 15, 2004, IPC filed its 2004-2005 PCA with the IPUC, with a proposed effective date of June 1, 2004, requesting to collect $71 million above 2004 base rates.  On May 25, 2004, the IPUC issued Order No. 29506 approving IPC's filing with an additional instruction for IPC and the IPUC Staff to examine the cost of replacement power attributable to an unplanned outage in the summer of 2003 at one of the two units of the North Valmy Steam Electric Generating Plant and advise the IPUC whether an adjustment to next year's PCA is reasonable.  The cost of replacement power due to the Valmy power outage is estimated to be $7 million.

On April 15, 2003, IPC filed its 2003-2004 PCA with the IPUC, and, with a small adjustment to the filing, the rates were approved by the IPUC and became effective on May 16, 2003.  As approved, IPC's rates were adjusted to collect $81 million above 1993 base rates.

On April 15, 2002, the IPUC issued Order No. 28992 disallowing recovery of $12 million of lost revenues resulting from the Irrigation Load Reduction Program that was in place in 2001.  IPC believes that this IPUC order is inconsistent with Order No. 28699, dated May 25, 2001, that allowed recovery of such costs, and IPC filed a Petition for Reconsideration on May 2, 2002.  On August 29, 2002, the IPUC issued Order No. 29103 denying the Petition for Reconsideration.  As a result of this order, approximately $12 million was expensed in September 2002.  IPC believes it is entitled to recover this amount and argued its position before the Idaho Supreme Court on December 5, 2003.  On March 30, 2004, the Supreme Court set aside the IPUC denial of the recovery of lost revenues and remanded the matter to the IPUC to determine the amount of lost revenues to be recovered.  The IPUC petitioned for reconsideration on April 20, 2004.  On May 27, 2004, the IPUC petition was denied and further commission action is pending.  IPC submitted its calculation of lost revenues of $12 million in the earlier IPUC proceeding.  IPC expects to recognized benefits from this case in the last half of 2004.

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

Integrated Resource Plan
IPC is currently developing its 2004 IRP.  The 2004 IRP reviews the load and resource situation for the next ten years, analyzes potential supply-and demand-side options and sets near-term and long-term action items.  The two primary goals of the 2004 IRP are to: (1) identify sufficient resources to reliably serve the growing demand for energy service within IPC's service area throughout the 10-year planning period and (2) ensure that the portfolio of resources selected balances cost, risk and environmental concerns.  In addition, there are two secondary goals: (1) to give equal and balanced treatment to both supply-side resources and demand-side measures and (2) to involve the public in the planning process in a meaningful way.

The IRP is filed every two years with both the IPUC and the OPUC.  Prior to filing, the IRP requires extensive involvement by IPC, the IPUC Staff and the OPUC Staff, as well as customer, technological and environmental representatives and is the starting point for demonstrating prudence in IPC's resource decisions.  The filing deadline is August 31, 2004 for both commissions.  IPC expects that the commissions will acknowledge the plan by the end of 2004.  The current draft IRP includes the following elements, which may require significant capital expenditures in the future:

76-MW demand response programs;

48-MW energy efficiency programs;

350-MW wind-powered generation;

100-MW geothermal-powered generation;

48-MW combined heat and power at customer facilities;

88-MW simple-cycle natural gas fired combustion turbine;

62-MW combustion turbine, distributed general or market purchases; and

500-MW coal-fired generation.

The draft IRP identifies specific actions to be taken by IPC prior to the next IRP in 2006.  In fall 2004, IPC plans to issue a request for proposal (RFP) for a 200-MW wind resource and issue an RFP for a combustion turbine peaking resource.  In 2005, IPC will design demand-side measures in coordination with the Energy Efficiency Advisory Group and both commissions, issue an RFP for a 12-MW combined heat and power (co-generation) facility and issue an RFP for a 100-MW geothermal resource.  The final IRP may differ from the current draft due to comments received from public meetings or written comments received by IPC.

Advanced Meter Reading
On February 21, 2003, the IPUC issued Order No. 29196, which directed IPC to submit a plan no later than March 20, 2003 to replace its existing meters with advanced meters that are capable of both automated meter reading and time-of-use pricing.  On April 15, 2003, the IPUC issued Order No. 29226, which modified and clarified Order No. 29196.  The requirement to commence installation in 2003 was removed; however, IPC was expected to implement Advanced Meter Reading (AMR) as soon as practicable, subject to updated analysis showing AMR to be cost effective for customers.  As ordered by the IPUC, IPC submitted an updated analysis on May 9, 2003.  A workshop with the IPUC Staff and other interested parties to discuss the analysis was held on May 19, 2003.  The IPUC issued Order No. 29291 on July 14, 2003, providing interested parties the opportunity to submit comments regarding IPC's updated analysis.  On October 24, 2003, the IPUC issued Order No. 29362, which directed IPC to collaboratively develop and submit a Phase One AMR Implementation Plan to replace current residential meters with advanced meters in selected service areas.  IPC complied with this order on December 23, 2003 by filing a Phase One Implementation Plan that targeted the Emmett, Idaho and McCall, Idaho areas for 2004 installation and 2005 implementation.  Approximately 23,000 meters will be installed between April 19, 2004 and December 31, 2004.  Phase One is estimated to cost $6 million.  IPC will include these costs in future rate filings.  IPC will submit a report to the IPUC by December 31, 2005, summarizing the AMR project and associated benefits and costs.

Relicensing of Hydroelectric Projects
IPC, like other utilities that operate nonfederal hydroelectric projects, obtains licenses for its hydroelectric projects from the FERC.  These licenses last for 30 to 50 years depending on the size and complexity of the project.  Currently, the license for one hydroelectric project has expired.  This project continues to operate under an annual license until the FERC issues a new multi-year license.  Two more of IPC's hydroelectric project licenses will expire by 2010.

IPC is actively pursuing the relicensing of these projects, a process that may continue for the next ten to 15 years.  The current status of IPC's relicensing efforts is summarized in the table below:

Projects	Current status
Middle Snake River Projects
Bliss, Upper Salmon Falls, Lower Salmon	30-year FERC licenses issued on July 28, 2004.
Falls, Shoshone Falls and CJ Strike

Malad
Upper Malad and Lower Malad	License expired on August 1, 2004. New license application filed in
July 2002. Annual licenses issued under terms and conditions of the expired multi-year license.

HCC
Brownlee-Oxbow-HCC	License expires in 2005. New license application filed in July 2003.

On July 28, 2004, the FERC announced that it had granted new 30-year licenses for each of the IPC hydroelectric projects on the middle Snake River. Upon receipt of the licenses, IPC will undertake a detailed review of the license conditions, including any potential effects on project operations.  These five projects can generate nearly 265-MW of electricity.  The middle Snake River projects (Bliss, Upper Salmon Falls, Lower Salmon Falls, Shoshone Falls and CJ Strike) may affect five species of snails listed under the ESA.  See previous discussion in "LEGAL AND ENVIRONMENTAL ISSUES - Environmental Issues - Threatened and Endangered Snails."

The most significant ongoing relicensing effort is the HCC, which provides approximately two-thirds of IPC's hydroelectric generating capacity and 40 percent of its total generating capacity.  IPC developed the license application for the HCC through a collaborative process involving representatives of state and federal agencies, businesses, environmental, tribal, customer, local government and local landowner interests.  The license application for the HCC was filed in July 2003. The application includes continuation of existing and proposed new protection, mitigation and enhancement (PM&E) measures estimated to total (assuming a 30-year license) approximately $106 million in the first five years of the license and $218 million over the following 25 years.  However, the actual costs of the PM&E measures and other costs associated with the relicensing of the project will not be known until the new license is issued by the FERC. The current license for the project expires in July 2005.  IPC will thereafter operate the project under annual licenses issued by the FERC until the new multi-year license is issued.

In connection with the relicensing of the HCC, IPC is also engaged with the FERC and relevant federal and state agencies on the effects, if any, of the relicensing of the project on species listed as threatened or endangered under the ESA.  The National Marine Fisheries Service (NMFS) listed Snake River sockeye as endangered in 1991, Snake River spring, summer and fall chinook as threatened in 1992 and Snake River steelhead as threatened in 1997.  In June 1998, the USFWS also listed bull trout in the Columbia and Klamath River basins as threatened.  Since 1997 IPC has been engaged in informal discussions with the NMFS and other federal, state and tribal interests on issues associated with the effect of the HCC operations on ESA-listed species and aquatic resources below the HCC in the context of the Snake River Basin Adjudication mediation.

In a letter to the FERC dated April 23, 2004, the USFWS recommended that IPC be designated as the non-federal representative of the FERC for purposes of Section 7 consultation under the ESA for the HCC.  In a letter to the FERC dated May 17, 2004, IPC concurred with that request and consented to serving as the FERC's non-federal representative for such purposes.  Also on May 17, 2004, IPC and the NMFS sent a joint status update to the FERC on the progress of their previous discussions and requested that the FERC also designate IPC as its non-federal representative for purposes of ESA informal consultation with the NMFS.  By letter dated May 19, 2004 to the NMFS and the USFWS, the FERC designated IPC as its non-federal representative to conduct informal consultation under the ESA.  In that capacity, IPC has initiated discussions with the NMFS and the USFWS relative to issues associated with the ESA and the relicensing of the HCC.  On July 9, 2004 the FERC also requested formal consultation with the NMFS with respect to the effects of the HCC on ESA-listed species.

On May 4, 2004, the FERC Staff (Staff) responded to the ASRs submitted to the FERC by intervenors in the HCC relicensing process.  These ASRs were submitted in response to the FERC's Notice of Tendering Application issued July 31, 2003.  The FERC received a total of 123 ASRs. In the May 4, 2004 response, the Staff acted on the 123 ASRs, issuing to IPC a total of fourteen AIRs.

On June 8, 2004, IPC filed a letter with the FERC objecting to certain of the AIRs and also requesting clarification, modification or extensions of time as to others.  IPC objected to some of the AIRs on the basis that there was no nexus between the HCC operations and the asserted effects on the resources that were the subject of the AIRs, submitting that under the FPA, the FERC's authority to impose terms and conditions in a project license for the PM&E of fish and wildlife resources is limited to resources that are affected by the development, operation and management of the project.  In the case of several of the AIRs, IPC contended that the resources at issue were affected by the development and operation of federal hydroelectric projects downstream from the HCC, not by the HCC.

IPC objected to other AIRs relating to various limitations on flow, ramping rates and other operational restrictions intended to benefit recreational navigation below the HCC on the basis that the Hells Canyon National Recreation Area Act (HCNRAA), enacted by Congress in 1975, grandfathers the HCC and prohibits flow requirements of any kind on waters of the Snake River below the HCC.

On June 29, 2004, the Staff denied IPC's objections to the AIRs, advising that their review of the license application indicates that the HCC has the potential to affect downstream aquatic and terrestrial resources and disagreeing that the HCNRAA places any restriction on requirements that can be included in the license for the HCC.  The Staff also granted extensions of time and provided clarification for certain other AIRs.  On July 29, 2004, IPC filed a Petition for Rehearing with the FERC contesting the Staff's decision denying IPC's objections to the AIRs.

On June 11, 2004, American Rivers and Idaho Rivers United filed an interlocutory appeal of the Staff's denial of fish passage study requests, one of the ASRs that the Staff did not adopt in the May 4, 2004 response to the ASRs.  IPC filed a response to the interlocutory appeal on June 28, 2004.  By order dated July 15, 2004, the FERC dismissed the interlocutory appeal filed by American Rivers.

At June 30, 2004, $65 million of relicensing costs were included in Construction Work in Progress and $9 million of relicensing costs were included in Electric Plant in Service.  The relicensing costs are recorded and held in Construction Work in Progress until a new multi-year license or annual license is issued by the FERC, at which time the charges are transferred to Electric Plant in Service.  Relicensing costs and costs related to the new licenses, as discussed above, will be submitted to regulators for recovery through the rate-making process.

American Rivers Petition:  On May 1, 2003, American Rivers and Idaho Rivers United petitioned the United States Court of Appeals for the District of Columbia Circuit requesting that the court issue a Writ of Mandamus compelling the FERC to respond to a petition American Rivers filed with the FERC in 1997 requesting that the FERC initiate formal consultation pursuant to Section 7(a)(2) of the ESA with the NMFS on the effects of the ongoing operations of IPC's HCC on four species of Snake River salmon and steelhead trout that are listed as threatened or endangered under the ESA.  American Rivers contends that consultation is necessary because the operations of the HCC have a current, adverse impact on the listed anadromous fish.

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

On June 30, 2003, the FERC filed a response to the Petition for Mandamus.  The FERC opposed the petition, first, because there was no federal action before the FERC to trigger a consultation responsibility under ESA Section 7(a)(2); second, because there was no evidence to substantiate the allegations of the petitioners that the ESA-listed species have continued to decline since the filing of the original petition with the FERC in 1997; and lastly, because there were no grounds to support the allegations of unreasonable delay given the ongoing interaction between the FERC, IPC and other interested parties with regard to issues associated with the ESA-listed species and the HCC.  IPC moved to intervene in the case and filed a brief in support of the FERC's position on July 3, 2003.  The petitioners filed a reply in support of the Petition for Mandamus with the court on July 8, 2003.  The case was argued on March 16, 2004.  On June 22, 2004, the court issued a decision in the case ordering the FERC to issue a judicially reviewable response to the 1997 petition within 45 days.  The FERC has not yet responded to the petition.

Regional Transmission Organizations
In December 1999, the FERC, in its Order No. 2000, said that all companies with transmission assets must file to form Regional Transmission Organizations (RTOs) or explain why they cannot do so.  Order No. 2000 was a follow up to Order Nos. 888 and 889 issued in 1996, which require transmission owners to provide non-discriminatory transmission service to third parties.  By encouraging the formation of RTOs, the FERC seeks to further facilitate the formation of efficient, competitive wholesale electricity markets.

In October 2000 and March 2002, in response to FERC Order No. 2000, IPC and nine other regional transmission owners filed Stage One and Stage Two plans to form RTO West, an entity that would operate the transmission grid in the northwest and British Columbia.  In September 2002, the FERC issued an order granting in part RTO West's Stage Two request for a declaratory order, approving the majority of the proposed plan. With further development of detail and some modification, the FERC stated that the proposal "will satisfy not only the Order No. 2000 requirements, but that it can also provide a basic framework for standard market design for the West."  Before implementation, additional filings and State approvals will be necessary.

In April 2003, the FERC issued its "White Paper: Wholesale Market Platform," and "Appendix A:  Comparison of the Proposed Wholesale Market Platform (WMP) with the RTO Requirements of Order No. 2000."  The White Paper set forth the FERC's then current thinking on issues under consideration in the Standard Market Design (SMD) proceeding.  It focused in particular on the elements that must be in place for well-functioning wholesale markets.  Appendix A provided a comparison of Order No. 2000's existing requirements for RTOs with the proposed requirements of the WMP that would apply to RTOs and independent system operators (ISOs).  The FERC committed to consider all comments on the White Paper, as well as pending legislation, prior to the issuance of a Final Rule.  To date, the FERC has not issued a Final Rule in its SMD proceeding.

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

As a result of this effort, the task group developed a regional proposal that received support from the RRG in February 2004.  The regional proposal provides a framework that seeks to better manage the regional transmission system and enhance wholesale power markets through the creation of an independent entity that will manage the region's combined transmission services, operate certain aspects of the combined system such as transmission reservation and scheduling, provide monitoring of regional power markets, perform comprehensive transmission system-wide planning and facilitate other aspects of transmission system operation.  The region continues to further develop this proposal. In March 2004, the RRG also changed the name of RTO West to Grid West.

Bylaws that would create an independent board to implement Grid West have been developed and reviewed by the RRG.  BPA is undertaking further review of these bylaws during summer 2004 in preparation for an anticipated bylaw adoption in fall 2004.  If the bylaws are approved, the next steps will include engaging an executive search firm to help identify possible developmental board candidates, and the developmental board could be seated as early as spring 2005.

OTHER MATTERS:

Ida-West
In 2003, IDACORP made the decision to discontinue Ida-West's project development operations.  This decision resulted from the development of IDACORP's new corporate strategy.  The new strategy does not include the development or acquisition of merchant generation, which had been Ida-West's focus.  IDACORP reported that it would either sell Ida-West or retain its remaining properties and manage them with a smaller staff.  Currently, Ida-West continues to manage its independent power projects and has reduced its workforce from 16 to 12 full-time employees.

IDACOMM
On June 29, 2004, IDACOMM acquired Sierra-Pacific Communications' fiber-optic network in the Las Vegas, Nevada and Reno, Nevada metro areas.  The acquisition includes 170 route-miles of metro area fiber-optic network, Sierra Pacific Communications' customers, the network's supporting infrastructure, five employees, offices and business equipment.  This transaction enables IDACOMM to expand its business and strengthen its position in attractive markets without building new networks.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP and IPC are exposed to various market risks, including changes in interest rates, commodity prices, credit risk and equity price risk.  The following discussion summarizes these risks and the financial instruments, derivative instruments and derivative commodity instruments sensitive to changes in interest rates, commodity prices and equity prices that were held at June 30, 2004.

Interest Rate Risk
IDACORP and IPC manage interest expense and short and long-term liquidity though a combination of fixed rate and variable rate debt.  Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt:  As of June 30, 2004, IDACORP and IPC had $188 million and $138 million, respectively, in variable rate debt net of temporary investments.  Assuming no change in either company's financial structure, if variable interest rates were to average one percentage point higher than the average rate on June 30, 2004, interest rate expense would increase and pre-tax earnings would decrease by approximately $2 million for IDACORP and $1 million for IPC.

Fixed Rate Debt:  As of June 30, 2004, IDACORP and IPC had outstanding fixed rate debt of $885 million and $811 million, respectively.  The fair market value of this debt was $892 million and $815 million, respectively.  These instruments are fixed rate, and therefore do not expose IDACORP or IPC to a loss in earnings due to changes in market interest rates.  However, the fair value of these instruments would increase by approximately $70 million for IDACORP and $68 million for IPC if interest rates were to decline by one percentage point from their June 30, 2004 levels.

Commodity Price Risk
Utility:  IPC's commodity price risk has not changed materially from that reported in the Annual Report on Form 10-K for the year ended December 31, 2003.

Credit Risk
Utility:  IPC's credit risk has not changed materially from that reported in the Annual Report on Form 10-K for the year ended December 31, 2003.

Energy:  As part of the sale of the forward book of electricity trading contracts, IE entered into an Indemnity Agreement with Sempra Energy Trading, guaranteeing the performance of one of the counterparties.  The maximum amount payable by IE under the Indemnity Agreement is $20 million.  The Indemnity Agreement has been accounted for in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and did not have a significant effect on IDACORP's financial statements.

Equity Price Risk
IDACORP and IPC's equity price risk has not changed materially from that reported in the Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures:

The Chief Executive Officer and Chief Financial Officer of IDACORP, based on their evaluation of IDACORP's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2004, have concluded that IDACORP's disclosure controls and procedures are effective.

The Chief Executive Officer and Chief Financial Officer of IPC, based on their evaluation of IPC's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2004, have concluded that IPC's disclosure controls and procedures are effective.

(b)  Changes in internal control over financial reporting:

Section 404 of the Sarbanes-Oxley Act of 2002 (SOX) requires that effective for the 2004 fiscal year, IDACORP's Chief Executive Officer and Chief Financial Officer certify the effectiveness of IDACORP's, internal controls over financial reporting.  To satisfy this requirement, IDACORP developed and has been applying a SOX 404 process which includes steps to (i) identify significant accounts and disclosures and related financial statement assertions, (ii) document the existing control activities for each significant account, and disclosure and related assertions, (iii) test each of those control activities, (iv) identify control deficiencies, if any, (v) remediate the identified control deficiencies and (vi) test the remediated control activity to ensure that the identified control deficiencies have been properly remediated.  Once the SOX 404 process has been completed and the Chief Executive Officer and Chief Financial Officer have certified, for the 2004 fiscal year, the effectiveness of IDACORP's internal controls over financial reporting, the internal controls will be subject to ongoing monitoring and testing to support future certifications.  IDACORP expects to identify and remediate control deficiencies identified during the SOX 404 process in preparation for its first management report on internal controls over financial reporting with respect to 2004.

In connection with the SOX 404 process, IDACORP reported in its first quarter 10-Q that it had identified several control deficiencies in Information Technology controls over financial reporting related to disclosure controls and procedures.  These deficiencies were in the areas of program development, program changes, computer operations and access to programs and data.  Policies and procedures have been developed and implemented to remediate the identified control deficiencies.  IDACORP plans to test the remediated control activities in the third quarter of 2004.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Note 5 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

As part of their compensation, directors of IDACORP, Inc. who are not employees each received a grant of 611 shares of common stock, equal to $16,000, on July 19, 2004.  The stock was issued without registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Act.

Issuer Purchases of Equity Securities:

Idaho Power Company Preferred Stock				(d) Maximum
Number (or
Approximate
			(c) Total Number	Dollar
			of Shares	Value) of
			Purchased	Shares that
			as Part of	May Yet Be
	(a) Total		Publicly	Purchased
	Number	(b) Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased	per Share	Programs	Programs
April 1 - April 30, 2004	-	$-
May 1 - May 31, 2004	322	72.91
June 1 - June 30, 2004	-	-
Total	322 (1)	$72.91

(1) These shares of 4% preferred stock were purchased in open market transactions and retired.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

IDACORP, Inc.:

(a)	Regular annual meeting of IDACORP, Inc.'s stockholders, held May 20, 2004 in Boise,
Idaho.

(b)	Directors elected at the meeting for a three-year term:
Rotchford L. Barker	Robert A. Tinstman
Jon H. Miller

Continuing Directors:
Christopher L. Culp	Jan B. Packwood
Jack K. Lemley	Richard G. Reiten
Gary G. Michael	Thomas J. Wilford
Peter S. O'Neill

(c)	1)	To elect three Director Nominees:

Name	For	Withheld	Total Voted
Rotchford L. Barker	29,909,723	1,253,191	31,162,914
Jon H. Miller	30,229,225	933,689	31,162,914
Robert A. Tinstman	30,176,076	986,838	31,162,914

2)	To ratify the selection of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2004:

Class of Stock	For	Against	Abstain	Total Voted
Common	30,130,971	811,816	220,127	31,162,914

3)	To act upon a shareholder proposal requesting IDACORP, Inc. to publish annually in the
Proxy Statement an explanation of Board procedures governing donations to and a list of Board-approved private foundations:

Class	Broker
of Stock	For	Against	Abstain	Non-Votes	Total Voted
Common	3,331,857	17,364,932	1,537,260	8,928,865	31,162,914

Idaho Power Company:

(a)	Regular annual meeting of Idaho Power Company's stockholders, held May 20,
2004 in Boise, Idaho.

(b)	Directors elected at the meeting for a three-year term:
Rotchford L. Barker	Robert A. Tinstman
Jon H. Miller

Continuing Directors:
Christopher L. Culp	Jan B. Packwood
Jack K. Lemley	Richard G. Reiten
Gary G. Michael	Thomas J. Wilford
Peter S. O'Neill

(c)	1)	To elect three Director Nominees:

Common	4% Preferred	7.68% Preferred
Name	For	Withheld	For	Withheld	For	Withheld
Rotchford L. Barker	39,150,812	-	1,643,700	72,220	94,200	1,045
Jon H. Miller	39,150,812	-	1,610,900	105,020	94,200	1,045
Robert A. Tinstman	39,150,812	-	1,642,600	73,320	94,200	1,045

2)	To ratify the selection of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2004:

Class of Stock	For	Against	Abstain	Total Voted
Common	39,150,812	-	-	39,150,812
4% Preferred	1,612,200	67,840	35,880	1,715,920
7.68% Preferred	93,975	555	715	95,245
Total	40,856,987	68,395	36,595	40,961,977

ITEM 5. OTHER INFORMATION

Board of Directors
IDACORP, Inc. Executive Vice President and Idaho Power Company President and Chief Operating Officer, J. LaMont Keen, was elected to the IDACORP, Inc. and Idaho Power Company Boards of Directors on July 15, 2004.

Officers
IDACORP, Inc. and Idaho Power Company Vice President, General Counsel and Secretary Robert W. Stahman will retire at the end of 2004.  Thomas R. Saldin, former Executive Vice President and General Counsel for Albertson's, Inc., will replace Mr. Stahman effective October 1, 2004.

Effective June 30, 2004, Vice President of Power Supply John P. Prescott left Idaho Power Company to pursue other opportunities.

On July 1, 2004, Idaho Power Company Senior Vice President of Delivery James C. Miller became the Senior Vice President of Power Supply of Idaho Power Company; IDACORP, Inc. and Idaho Power Company Vice President of Administrative Services and Human Resources Daniel B. Minor assumed the responsibilities of Senior Vice President of Delivery of Idaho Power Company; IDACORP, Inc. and Idaho Power Company Vice President, Chief Financial Officer and Treasurer Darrel T. Anderson expanded his duties to become the Senior Vice President - Administrative Services and Chief Financial Officer of IDACORP, Inc. and Idaho Power Company.

On July 15, 2004, Lori D. Smith was elected Vice President of Finance and Chief Risk Officer of IDACORP, Inc. and Idaho Power Company and Dennis C. Gribble was elected Vice President and Treasurer of IDACORP, Inc. and Idaho Power Company.

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

*10(d)	2-62034	5(r)	Guaranty Agreement, dated as of August 30, 1974, between IPC and Pacific Power & Light Company.

*10(e)	2-56513	5(i)	Letter Agreement, dated January 23, 1976, between IPC and Portland General Electric Company.

*10(e)(i)	2-62034	5(s)	Agreement for Construction, Ownership and Operation of the Number One Boardman Station on Carty Reservoir, dated as of October 15, 1976, between Portland General Electric Company and IPC.

*10(e)(ii)	2-62034	5(t)	Amendment, dated September 30, 1977, relating to agreement filed as Exhibit 10(e).

*10(e)(iii)	2-62034	5(u)	Amendment, dated October 31, 1977, relating to agreement filed as Exhibit 10(e).

*10(e)(iv)	2-62034	5(v)	Amendment, dated January 23, 1978, relating to agreement filed as Exhibit 10(e).

*10(e)(v)	2-62034	5(w)	Amendment, dated February 15, 1978, relating to agreement filed as Exhibit 10(e).

*10(e)(vi)	2-68574	5(x)	Amendment, dated September 1, 1979, relating to agreement filed as Exhibit 10(e).

*10(f)	2-68574	5(z)	Participation Agreement, dated September 1, 1979, relating to the sale and leaseback of coal handling facilities at the Number One Boardman Station on Carty Reservoir.

*10(g)	2-64910	5(y)	Agreements for the Operation, Construction and Ownership of the North Valmy Power Plant Project, dated December 12, 1978, between Sierra Pacific Power Company and IPC.

*10(h)(i)1	1-14465 1-3198 Form 10-Q for the quarter ended 3/31/04	10(h)(i)	The Revised Security Plan for Senior Management Employees - a non-qualified, deferred compensation plan, amended and restated effective November 20, 2003.

*10(h)(ii)1	1-14465 1-3198 Form 10-K for 2003	10(h)(ii)	IDACORP, Inc. 2003 Executive Incentive Plan.

*10(h)(iii) 1	1-3198 Form 10-K for 1994	10(n)(iii)	The 1994 Restricted Stock Plan for officers and key executives of IDACORP, Inc. and IPC effective July 1, 1994.

*10(h)(iv)1	1-14465 1-3198 Form 10-K for 1998	10(h)(iv)	The Revised Security Plan for Board of Directors - a non-qualified, deferred compensation plan effective August 1, 1996, revised March 8, 1999, as amended.

*10(h)(v)1	1-14465 1-3198 Form 10-K for 2002	10(h)(v)	IDACORP, Inc. Non-Employee Directors Stock Compensation Plan as of May 17, 1999, as amended.

*10(h)(vi)	1-14465 Form 10-Q for the quarter ended 9/30/99	10(h)	Agreement between IDACORP, Inc. and Jan B. Packwood, J. LaMont Keen, James C. Miller, Darrel T. Anderson, Bryan Kearney and Robert W. Stahman.

*10(h)(vii)1	1-14465 1-3198 Form 10-Q for the quarter ended 3/31/02	10(i) 10(h)(ix)	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, as amended.

10(h)(viii)			Form of Officer Indemnification Agreement as signed by all Officers of IDACORP, Inc. and IPC.

10(h)(ix)			Form of Director Indemnification Agreement as signed by all Directors of IDACORP, Inc.

*10(i)	33-65720	10(h)	Framework Agreement, dated October 1, 1984, between the State of Idaho and IPC relating to IPC's Swan Falls and Snake River water rights.

1 Compensatory plan

*10(i)(i)	33-65720	10(h)(i)	Agreement, dated October 25, 1984, between the State of Idaho and IPC relating to the agreement filed as Exhibit 10(i).

*10(i)(ii)	33-65720	10(h)(ii)	Contract to Implement, dated October 25, 1984, between the State of Idaho and IPC relating to the agreement filed as Exhibit 10(i).

*10(j)	33-65720	10(m)

Agreement Regarding the Ownership, Construction, Operation and Maintenance of the Milner Hydroelectric Project (FERC No. 2899), dated January 22, 1990, between IPC and the Twin Falls Canal Company and the Northside Canal Company Limited.

*10(j)(i)	33-65720	10(m)(i)	Guaranty Agreement, dated February 10, 1992, between IPC and New York Life Insurance Company, as Note Purchaser, relating to $11,700,000 Guaranteed Notes due 2017 of Milner Dam Inc.

*10(k)	1-3198 Form 10-Q for the quarter ended 6/30/03	10(k)	Power Purchase Agreement between IPC and PPL Montana, LLC, dated March 1, 2003 and Revised Confirmation Agreement dated May 9, 2003.

12			Statement Re: Computation of Ratio of Earnings to Fixed Charges. (IDACORP, Inc.)

12(a)			Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges. (IDACORP, Inc.)

12(b)			Statement Re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements. (IDACORP, Inc.)

12(c)			Statement Re: Computation of Supplemental Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements. (IDACORP, Inc.)

12(d)			Statement Re: Computation of Ratio of Earnings to Fixed Charges. (IPC)

12(e)			Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges. (IPC)

12(f)			Statement Re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements. (IPC)

12(g)			Statement Re: Computation of Supplemental Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements. (IPC)

15			Letter Re: Unaudited Interim Financial Information.

*21	1-14465 1-3198 Form 10-K for 2003	21	Subsidiaries of IDACORP, Inc. and IPC.

31(a)			IDACORP, Inc. Rule 13a-14(a) certification.

31(b)			IDACORP, Inc. Rule 13a-14(a) certification.

31(c)			IPC Rule 13a-14(a) certification.

31(d)			IPC Rule 13a-14(a) certification.

32(a)			IDACORP, Inc. Section 1350 certification.

32(b)			IPC Section 1350 certification.

99			Earnings press release for second quarter 2004.

(b)  Reports on SEC Form 8-K.  The following Reports on Form 8-K were filed for the three months ended June 30, 2004:

Items Reported	Date of Report	Date Filed	Filed by
Item 5 - Other Events and Regulation FD Disclosure	May 12, 2004	May 19, 2004	IDACORP, Inc. and IPC
Item 5 - Other Events and Regulation FD Disclosure	May 25, 2004	May 26, 2004	IDACORP, Inc. and IPC
Item 5 - Other Events and Regulation FD Disclosure	May 26, 2004	May 27, 2004	IDACORP, Inc. and IPC
Item 5 - Other Events and Regulation FD Disclosure	May 27, 2004	June 9, 2004	IDACORP, Inc. and IPC
Item 5 - Other Events and Regulation FD Disclosure	June 15, 2004	June 16, 2004	IDACORP, Inc. and IPC
Item 5 - Other Events and Regulation FD Disclosure	June 22, 2004	June 23, 2004	IDACORP, Inc. and IPC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDACORP, Inc.
(Registrant)

Date	August 5, 2004	By:	/s/	Jan B. Packwood
Jan B. Packwood
President and Chief Executive Officer
and Director

Date	August 5, 2004	By:	/s/	Darrel T. Anderson
Darrel T. Anderson
Senior Vice President - Administrative
Services and Chief Financial Officer
(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDAHO POWER COMPANY
(Registrant)

Date	August 5, 2004	By:	/s/	J. LaMont Keen
J. LaMont Keen
President and Chief Operating Officer and
Director

Date	August 5, 2004	By:	/s/	Darrel T. Anderson
Darrel T. Anderson
Senior Vice President - Administrative
Services and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number

10(h)(viii)	Officer Indemnification Agreement. (IDACORP, Inc.)

10(h)(ix)	Director Indemnification Agreement. (IDACORP, Inc.)

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges. (IDACORP, Inc.)

12(a)	Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges.
(IDACORP, Inc.)

12(b)	Statement Re: Computation of Ratio of Earnings to Combined Fixed Charges and
Preferred Dividend Requirements. (IDACORP, Inc.)

12(c)	Statement Re: Computation of Supplemental Ratio of Earnings to Combined Fixed
Charges and Preferred Dividend Requirements. (IDACORP, Inc.)

12(d)	Statement Re: Computation of Ratio of Earnings to Fixed Charges. (IPC)

12(e)	Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges. (IPC)

12(f)	Statement Re: Computation of Ratio of Earnings to Combined Fixed Charges and
Preferred Dividend Requirements. (IPC)

12(g)	Statement Re: Computation of Supplemental Ratio of Earnings to Combined Fixed
Charges and Preferred Dividend Requirements. (IPC)

15	Letter Re: Unaudited Interim Financial Information.

31(a)	Rule 13a-14(a) certification. (IDACORP, Inc.)

31(b)	Rule 13a-14(a) certification. (IDACORP, Inc.)

31(c)	Rule 13a-14(a) certification. (IPC)

31(d)	Rule 13a-14(a) certification. (IPC)

32(a)	Section 1350 certification. (IDACORP, Inc.)

32(b)	Section 1350 certification. (IPC)

99	Earnings press release for second quarter 2004.