Form 10-Q
period 2006-09-30
IDAHO POWER CO; IDACORP INC
filed 2006-11-02
CIK 49648, 1057877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549
FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from	to
		Exact name of registrants as specified	I.R.S. Employer
Commission File		in their charters, address of principal	Identification
Number		executive offices, zip code and telephone number	Number
1-14465		IDACORP, Inc.	82-0505802
1-3198		Idaho Power Company	82-0130980
1221 W. Idaho Street
Boise, ID 83702-5627
(208) 388-2200
State of Incorporation: Idaho
	Websites:	www.idacorpinc.com
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

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers.

IDACORP, Inc.:
Large accelerated filer	X	Accelerated filer	Non-accelerated filer
Idaho Power Company:
Large accelerated filer		Accelerated filer	Non-accelerated filer	X

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).  Yes ___  No    X

Number of shares of Common Stock outstanding as of September 30, 2006:

IDACORP, Inc.:	42,932,144
Idaho Power Company:	39,150,812, all held by IDACORP, Inc.

This combined Form 10-Q represents separate filings by IDACORP, Inc. and Idaho Power Company.  Information contained herein relating to an individual registrant is filed by that registrant on its own behalf.  Idaho Power Company makes no representations as to the information relating to IDACORP, Inc.'s other operations.

Idaho Power Company meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

COMMONLY USED TERMS

AFDC	-	Allowance for Funds Used During Construction
Cal ISO	-	California Independent System Operator
CalPX	-	California Power Exchange
Energy Act	-	Energy Policy Act of 2005
EPS	-	Earnings per share
ESA	-	Endangered Species Act
FASB	-	Financial Accounting Standards Board
FERC	-	Federal Energy Regulatory Commission
FIN	-	Financial Accounting Standards Board Interpretation
Fitch	-	Fitch Ratings
FPA	-	Federal Power Act
GAAP	-	Accounting Principles Generally Accepted in the United States of America
Ida-West	-	Ida-West Energy, a subsidiary of IDACORP, Inc.
IDWR	-	Idaho Department of Water Resources
IE	-	IDACORP Energy, a subsidiary of IDACORP, Inc.
IFS	-	IDACORP Financial Services, Inc., a subsidiary of IDACORP, Inc.
IPC	-	Idaho Power Company, a subsidiary of IDACORP, Inc.
IPUC	-	Idaho Public Utilities Commission
IRP	-	Integrated Resource Plan
ITI	-	IDACORP Technologies, Inc., a subsidiary of IDACORP, Inc.
kW	-	Kilowatt
maf	-	Million acre-feet
MD&A	-	Management's Discussion and Analysis of Financial Condition and Results of
Operations
Moody's	-	Moody's Investors Service
MW	-	Megawatt
MWh	-	Megawatt-hour
NEPA	-	National Environmental Policy Act of 1996
NOx	-	Nitrogen Oxide
OPUC	-	Oregon Public Utility Commission
PCA	-	Power Cost Adjustment
PM&E	-	Protection, Mitigation and Enhancement
PURPA	-	Public Utility Regulatory Policies Act of 1978
RFP	-	Request for Proposal
RTO	-	Regional Transmission Organization
S&P	-	Standard & Poor's Ratings Services
SFAS	-	Statement of Financial Accounting Standards
SO2	-	Sulfur Dioxide
Valmy	-	North Valmy Steam Electric Generating Plant
VIEs	-	Variable Interest Entities

FORWARD-LOOKING INFORMATION

This Form 10-Q contains "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-Q at Part I, Item 2,  "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Information."  Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "may result," "may continue" and similar expressions.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended
	September 30,
	2006	2005
	(thousands of dollars except
	for per share amounts)
Operating Revenues:
Electric utility:
General business	$179,411	$207,237
Off-system sales	39,692	34,105
Other revenues	9,696	2,890
Total electric utility revenue	228,799	244,232
Other	1,733	1,675
Total operating revenues	230,532	245,907
Operating Expenses:
Electric utility:
Purchased power	98,926	81,396
Fuel expense	34,933	28,018
Power cost adjustment	(54,995)	(9,670)
Other operations and maintenance	62,395	64,292
Gain on sale of emission allowances	(22)	-
Depreciation	25,289	25,726
Taxes other than income taxes	4,057	5,115
Total electric utility operations	170,583	194,877
Other	3,293	3,125
Total operating expenses	173,876	198,002
Operating Income (Loss):
Electric utility	58,216	49,355
Other	(1,560)	(1,450)
Total operating income	56,656	47,905
Other Income	4,431	3,610
Income (Losses) of Unconsolidated Equity-method Investments	(444)	872
Other Expenses	2,669	1,759
Interest Expense:
Interest on long-term debt	14,241	14,317
Other interest expense	549	598
Total interest expense	14,790	14,915
Income Before Income Taxes	43,184	35,713
Income Tax Expense	10,692	9,752
Income from Continuing Operations	32,492	25,961
Income (Losses) from Discontinued Operations (net of tax)	11,497	(2,344)
Net Income	$43,989	$23,617
Weighted Average Common Shares Outstanding - Basic (000's)	42,678	42,287
Earnings Per Share of Common Stock (basic):
Income from Continuing Operations	$0.76	$0.61
Income (Losses) from Discontinued Operations	0.27	(0.05)
Earnings Per Share of Common Stock (basic)	$1.03	$0.56
Weighted Average Common Shares Outstanding - Diluted (000's)	42,863	42,380
Earnings Per Share of Common Stock (diluted):
Income from Continuing Operations	$0.76	$0.61
Income (Losses) from Discontinued Operations	0.27	(0.05)
Earnings Per Share of Common Stock (diluted)	$1.03	$0.56
Dividends Paid Per Share of Common Stock	$0.30	$0.30
The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Nine months ended
	September 30,
	2006	2005
	(thousands of dollars except
Operating Revenues:	for per share amounts)
Electric utility:
General business	$500,803	$504,189
Off-system sales	219,531	105,189
Other revenues	16,587	25,429
Total electric utility revenue	736,921	634,807
Other	4,586	3,915
Total operating revenues	741,507	638,722
Operating Expenses:
Electric utility:
Purchased power	229,659	162,403
Fuel expense	83,856	77,483
Power cost adjustment	(6,928)	(1,673)
Other operations and maintenance	193,909	185,108
Gain on sale of emission allowances	(8,258)	-
Depreciation	74,471	75,838
Taxes other than income taxes	15,957	15,644
Total electric utility operations	582,666	514,803
Other	10,157	9,380
Total operating expenses	592,823	524,183
Operating Income (Loss):
Electric utility	154,255	120,004
Other	(5,571)	(5,465)
Total operating income	148,684	114,539
Other Income	14,181	10,978
Income (Losses) of Unconsolidated Equity-method Investments	(2,703)	584
Other Expenses	6,745	4,055
Interest Expense:
Interest on long-term debt	42,525	42,683
Other interest expense	2,753	1,879
Total interest expense	45,278	44,562
Income Before Income Taxes	108,139	77,484
Income Tax Expense	26,019	13,287
Income from Continuing Operations	82,120	64,197
Income (Losses) from Discontinued Operations (net of tax)	7,201	(8,062)
Net income	$89,321	$56,135
Weighted Average Common Shares Outstanding - Basic (000's)	42,569	42,245
Earnings Per Share of Common Stock (basic):
Income from Continuing Operations	$1.93	$1.52
Income (Losses) from Discontinued Operations	0.17	(0.19)
Earnings Per Share of Common Stock (basic)	$2.10	$1.33
Weighted Average Common Shares Outstanding - Diluted (000's)	42,710	42,318
Earnings Per Share of Common Stock (diluted):
Income from Continuing Operations	$1.92	$1.52
Income (Losses) from Discontinued Operations	0.17	(0.19)
Earnings Per Share of Common Stock (diluted)	$2.09	$1.33
Dividends Paid Per Share of Common Stock	$0.90	$0.90
The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2006	2005
Assets	(thousands of dollars)

Current Assets:
Cash and cash equivalents	$8,366	$52,356
Receivables:
Customer	62,907	94,469
Allowance for uncollectible accounts	(7,100)	(33,078)
Employee notes	2,668	2,951
Other	13,356	21,377
Energy marketing assets	11,590	23,859
Accrued unbilled revenues	27,668	38,905
Materials and supplies (at average cost)	37,011	30,451
Fuel stock (at average cost)	15,014	11,739
Deferred income taxes	26,399	23,922
Prepayments	14,454	17,876
Regulatory assets	881	3,064
Other	2,462	2,956
Assets held for sale	3,556	6,673
Total current assets	219,232	297,520

Investments	199,916	191,593

Property, Plant and Equipment:
Utility plant in service	3,568,485	3,477,067
Accumulated provision for depreciation	(1,410,615)	(1,364,640)
Utility plant in service - net	2,157,870	2,112,427
Construction work in progress	194,519	149,814
Utility plant held for future use	2,810	2,906
Other property, net of accumulated depreciation	28,776	29,294
Property, plant and equipment - net	2,383,975	2,294,441

Other Assets:
American Falls and Milner water rights	31,585	31,585
Company-owned life insurance	34,020	35,401
Energy marketing assets - long-term	2,768	22,189
Regulatory assets	371,026	415,177
Long-term receivable (net of allowance of $1,878)	3,832	4,015
Employee notes -long-term	2,454	2,862
Other	42,765	43,377
Assets held for sale	19,852	25,966
Total other assets	508,302	580,572

Total Assets	$3,311,425	$3,364,126

The accompanying notes are an integral part of these statements

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2006	2005
Liabilities and Shareholders' Equity	(thousands of dollars)

Current Liabilities:
Current maturities of long-term debt	$15,364	$16,307
Notes payable	32,690	60,100
Accounts payable	66,448	80,324
Energy marketing liabilities	11,945	24,093
Taxes accrued	75,372	72,652
Interest accrued	20,675	14,616
Other	29,184	19,577
Liabilities held for sale	1,536	5,916
Total current liabilities	253,214	293,585

Other Liabilities:
Deferred income taxes	497,661	519,563
Energy marketing liabilities - long-term	2,829	22,189
Regulatory liabilities	316,807	345,109
Other	132,998	124,833
Liabilities held for sale	7,666	10,051
Total other liabilities	957,961	1,021,745

Long-Term Debt	1,013,692	1,023,545

Commitments and Contingencies (Note 5)

Shareholders' Equity:
Common stock, no par value (shares authorized 120,000,000;
43,003,714 and 42,656,393 shares issued, respectively)	604,823	598,706
Retained earnings	488,155	437,284
Accumulated other comprehensive income (loss)	(4,178)	(3,425)
Treasury stock (71,570 and 24,063 shares at cost, respectively)	(2,242)	(998)
Unearned compensation	-	(6,316)
Total shareholders' equity	1,086,558	1,025,251

Total	$3,311,425	$3,364,126

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Operating Activities:	(thousands of dollars)
Net income	$89,321	$56,135
Adjustments to reconcile net income to net cash provided by
operating activities:
Unrealized (gains) losses from energy marketing activities	(234)	71
Depreciation and amortization	90,928	93,069
Deferred income taxes and investment tax credits	(16,467)	(8,030)
Changes in regulatory assets and liabilities	6,111	2,974
Undistributed earnings of subsidiaries	(7,944)	(12,027)
Provision for uncollectible accounts	42	(167)
Gain on sale of assets	(25,242)	(1,490)
Other non-cash adjustments to net income	(2,400)	-
Change in:
Accounts receivable and prepayments	23,569	(8,875)
Accounts payable and other accrued liabilities	(14,252)	(31,518)
Taxes accrued	2,720	19,774
Other current assets	1,241	(3,535)
Other current liabilities	14,779	9,715
Other assets	889	(4,455)
Other liabilities	6,787	9,542
Net cash provided by operating activities	169,848	121,183
Investing Activities:
Additions to property, plant and equipment	(168,185)	(132,974)
Sale of ITI	21,469	-
Investments in affordable housing	-	(3,752)
Sale of emission allowances	11,323	-
Investments in unconsolidated affiliates	(15,370)	-
Purchase of available-for-sale securities	(14,358)	(81,693)
Sale of available-for-sale securities	16,404	116,079
Purchase of held-to-maturity securities	(2,730)	(1,369)
Maturity of held-to-maturity securities	4,647	2,789
Other assets	617	395
Net cash used in investing activities	(146,183)	(100,525)
Financing Activities:
Issuance of long-term debt	-	64,992
Retirement of long-term debt	(10,993)	(76,166)
Dividends on common stock	(38,449)	(38,001)
Change in short-term borrowings	(27,410)	19,330
Issuance of common stock	9,174	3,661
Acquisition of treasury stock	(213)	-
Other assets	(14)	(4,388)
Other liabilities	250	(176)
Net cash used in financing activities	(67,655)	(30,748)
Net decrease in cash and cash equivalents	(43,990)	(10,090)
Cash and cash equivalents at beginning of period	52,356	23,403
Cash and cash equivalents at end of period	$8,366	$13,313
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$43,022	$2,718
Interest (net of amount capitalized)	$35,520	$36,361
Non-cash investing activities
Additions to property, plant and equipment	$9,226	$12,757
The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended
	September 30,
	2006	2005
	(thousands of dollars)

Net Income	$43,989	$23,617

Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period,
net of tax of $673 and $196	1,141	214
Reclassification adjustment for gains included
in net income, net of tax of ($326) and ($321)	(508)	(500)
Net unrealized gains (losses)	633	(286)

Total Comprehensive Income	$44,622	$23,331

	Nine Months Ended
	September 30,
	2006	2005
	(thousands of dollars)

Net Income	$89,321	$56,135

Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period,
net of tax of $608 and ($393)	893	(929)
Reclassification adjustment for gains included
in net income, net of tax of ($1,057) and ($714)	(1,646)	(1,111)
Net unrealized gains (losses)	(753)	(2,040)

Total Comprehensive Income	$88,568	$54,095

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended
	September 30,
	2006	2005
	(thousands of dollars)
Operating Revenues:
General business	$179,411	$207,237
Off-system sales	39,692	34,105
Other revenues	9,696	2,161
Total operating revenues	228,799	243,503

Operating Expenses:
Operation:
Purchased power	98,926	81,396
Fuel expense	34,933	28,018
Power cost adjustment	(54,995)	(9,670)
Other	46,999	50,486
Gain on sales of emission allowances	(22)	-
Maintenance	15,396	13,173
Depreciation	25,289	25,726
Taxes other than income taxes	4,057	5,115
Total operating expenses	170,583	194,244

Income from Operations	58,216	49,259

Other Income (Expense):
Allowance for equity funds used during construction	1,711	1,158
Earnings of unconsolidated equity-method investments	2,191	2,937
Other income	2,460	3,069
Other expense	(2,577)	(2,462)
Total other income	3,785	4,702

Interest Expense:
Interest on long-term debt	13,548	13,427
Other interest	1,263	704
Allowance for borrowed funds used during construction	(998)	(668)
Total interest expense	13,813	13,463

Income Before Income Taxes	48,188	40,498

Income Tax Expense	17,799	19,529

Net Income	$30,389	$20,969

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Nine months ended
	September 30,
	2006	2005
	(thousands of dollars)
Operating Revenues:
General business	$500,803	$504,189
Off-system sales	219,531	105,189
Other revenues	16,587	23,473
Total operating revenues	736,921	632,851

Operating Expenses:
Operation:
Purchased power	229,659	162,403
Fuel expense	83,856	77,483
Power cost adjustment	(6,928)	(1,673)
Other	143,079	137,119
Gain on sales of emission allowances	(8,258)	-
Maintenance	50,830	46,133
Depreciation	74,471	75,838
Taxes other than income taxes	15,957	15,644
Total operating expenses	582,666	512,947

Income from Operations	154,255	119,904

Other Income (Expense):
Allowance for equity funds used during construction	4,821	3,702
Earnings of unconsolidated equity-method investments	5,995	8,127
Other income	8,376	8,691
Other expense	(6,834)	(6,191)
Total other income	12,358	14,329

Interest Expense:
Interest on long-term debt	40,479	39,982
Other interest	3,727	2,593
Allowance for borrowed funds used during construction	(2,784)	(2,060)
Total interest expense	41,422	40,515

Income Before Income Taxes	125,191	93,718

Income Tax Expense	48,169	38,364

Net Income	$77,022	$55,354

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2006	2005
Assets	(thousands of dollars)

Electric Plant:
In service (at original cost)	$3,568,485	$3,477,067
Accumulated provision for depreciation	(1,410,615)	(1,364,640)
In service - net	2,157,870	2,112,427
Construction work in progress	194,519	149,814
Held for future use	2,810	2,906

Electric plant - net	2,355,199	2,265,147

Investments and Other Property	88,709	68,049

Current Assets:
Cash and cash equivalents	4,406	49,335
Receivables:
Customer	55,849	49,830
Allowance for uncollectible accounts	(900)	(833)
Notes	3,115	3,273
Employee notes	2,668	2,951
Related parties	733	637
Other	9,372	7,399
Accrued unbilled revenue	27,668	38,905
Materials and supplies (at average cost)	37,011	30,451
Fuel stock (at average cost)	15,014	11,739
Prepayments	14,199	17,532
Regulatory assets	881	3,064

Total current assets	170,016	214,283

Deferred Debits:
American Falls and Milner water rights	31,585	31,585
Company-owned life insurance	34,020	35,401
Regulatory assets	371,026	415,177
Employee notes	2,454	2,862
Other	41,631	42,187

Total deferred debits	480,716	527,212

Total	$3,094,640	$3,074,691

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2006	2005
Capitalization and Liabilities	(thousands of dollars)

Capitalization:
Common stock equity:
Common stock, $2.50 par value (50,000,000 shares
authorized; 39,150,812 shares outstanding)	$97,877	$97,877
Premium on capital stock	483,707	483,707
Capital stock expense	(2,097)	(2,097)
Retained earnings	399,989	361,256
Accumulated other comprehensive loss	(4,178)	(3,425)

Total common stock equity	975,298	937,318

Long-term debt	982,827	983,720

Total capitalization	1,958,125	1,921,038

Current Liabilities:
Long-term debt due within one year	1,064	-
Notes payable	27,190	-
Accounts payable	65,039	79,433
Notes and accounts payable to related parties	1,251	153
Taxes accrued	68,918	72,994
Interest accrued	20,166	14,105
Deferred income taxes	526	3,064
Other	28,968	19,182

Total current liabilities	213,122	188,931

Deferred Credits:
Deferred income taxes	485,771	507,880
Regulatory liabilities	316,807	345,109
Other	120,815	111,733

Total deferred credits	923,393	964,722

Commitments and Contingencies (Note 5)

Total	$3,094,640	$3,074,691

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Capitalization
(unaudited)

	September 30,		December 31,
	2006	%	2005	%
	(thousands of dollars)
Common Stock Equity:
Common stock	$97,877		$97,877
Premium on capital stock	483,707		483,707
Capital stock expense	(2,097)		(2,097)
Retained earnings	399,989		361,256
Accumulated other comprehensive loss	(4,178)		(3,425)
Total common stock equity	975,298	50	937,318	49

Long-Term Debt:
First mortgage bonds:
7.38% Series due 2007	80,000		80,000
7.20% Series due 2009	80,000		80,000
6.60% Series due 2011	120,000		120,000
4.75% Series due 2012	100,000		100,000
4.25% Series due 2013	70,000		70,000
6 % Series due 2032	100,000		100,000
5.50% Series due 2033	70,000		70,000
5.50% Series due 2034	50,000		50,000
5.875% Series due 2034	55,000		55,000
5.30% Series due 2035	60,000		60,000
Total first mortgage bonds	785,000		785,000

Pollution control revenue bonds:
Variable Auction Rate Series 2003 due 2024	49,800		49,800
6.05% Series 1996A due 2026	68,100		68,100
Variable Rate Series 1996B due 2026	24,200		24,200
Variable Rate Series 1996C due 2026	24,000		24,000
Variable Rate Series 2000 due 2027	4,360		4,360
Total pollution control revenue bonds	170,460		170,460

American Falls bond guarantee	19,885		19,885
Milner Dam note guarantee	11,700		11,700
Note guarantee due within one year	(1,064)		-
Unamortized premium/discount - net	(3,154)		(3,325)

Total long-term debt	982,827	50	983,720	51

Total Capitalization	$1,958,125	100	$1,921,038	100

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Operating Activities:	(thousands of dollars)
Net income	$77,022	$55,354
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	77,596	80,917
Deferred income taxes and investment tax credits	(15,882)	(8,406)
Changes in regulatory assets and liabilities	6,111	2,974
Undistributed earnings of subsidiary	(5,995)	(10,982)
Provision for uncollectible accounts	42	(167)
Other non-cash adjustments to net income	(4,802)	-
Gain on sale of assets	(10,979)	-
Change in:
Accounts receivables and prepayments	2,552	3,085
Accounts payable	(13,889)	(29,768)
Taxes accrued	(4,076)	24,801
Other current assets	1,158	(3,192)
Other current liabilities	15,729	9,986
Other assets	923	(4,760)
Other liabilities	8,016	6,340
Net cash provided by operating activities	133,526	126,182
Investing Activities:
Additions to utility plant	(166,309)	(127,983)
Purchase of available-for-sale securities	(14,358)	(81,693)
Sale of available-for-sale securities	16,404	116,078
Sale of emission allowances	11,323	-
Investments in unconsolidated affiliate	(15,370)	-
Other assets	525	532
Net cash used in investing activities	(167,785)	(93,066)
Financing Activities:
Issuance of long-term debt	-	60,000
Retirement of long-term debt	-	(60,000)
Dividends on common stock	(38,289)	(38,001)
Change in short term borrowings	27,190	-
Other assets	(14)	(4,389)
Other liabilities	443	-
Net cash used in financing activities	(10,670)	(42,390)
Net decrease in cash and cash equivalents	(44,929)	(9,274)
Cash and cash equivalents at beginning of period	49,335	17,679
Cash and cash equivalents at end of period	$4,406	$8,405
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes paid to parent	$70,037	$27,244
Interest (net of amount capitalized)	$33,717	$32,377
Non-cash investing activities:
Additions to utility plant	$9,226	$12,757
The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended
	September 30,
	2006	2005
	(thousands of dollars)

Net Income	$30,389	$20,969

Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period,
net of tax of $673 and $196	1,141	214
Reclassification adjustment for gains included
in net income, net of tax of ($326) and ($321)	(508)	(500)
Net unrealized gains (losses)	633	(286)

Total Comprehensive Income	$31,022	$20,683

	Nine Months Ended
	September 30,
	2006	2005
	(thousands of dollars)

Net Income	$77,022	$55,354

Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period,
net of tax of $608 and ($393)	893	(929)
Reclassification adjustment for gains included
in net income, net of tax of ($1,057) and ($714)	(1,646)	(1,111)
Net unrealized gains (losses)	(753)	(2,040)

Total Comprehensive Income	$76,269	$53,314

The accompanying notes are an integral part of these statements.

IDACORP, INC. AND IDAHO POWER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

This Quarterly Report on Form 10-Q is a combined report of IDACORP, Inc. (IDACORP) and Idaho Power Company (IPC).  These Notes to the Condensed Consolidated Financial Statements apply to both IDACORP and IPC.  However, IPC makes no representation as to the information relating to IDACORP's other operations.

Nature of Business
IDACORP is a holding company formed in 1998 whose principal operating subsidiary is IPC.  IDACORP is subject to the provisions of the Public Utility Holding Company Act of 2005, which provides certain access to books and records to the Federal Energy Regulatory Commission (FERC) and state utility regulatory commissions and imposes certain record retention and reporting requirements on IDACORP.

IPC is an electric utility with a service territory covering approximately 24,000 square miles in southern Idaho and eastern Oregon.  IPC is regulated by the FERC and the state regulatory commissions of Idaho and Oregon.  IPC is the parent of Idaho Energy Resources Co., a joint venturer in Bridger Coal Company, which supplies coal to the Jim Bridger generating plant owned in part by IPC.

At September 30, 2006, IDACORP's other subsidiaries included:

  IDACORP Financial Services, Inc. (IFS) - holder of affordable housing and other real estate investments;
  Ida-West Energy (Ida-West) - operator of small hydroelectric generation projects that satisfy the requirements of the Public Utility Regulatory Policies Act of 1978 (PURPA);
  IDACORP Energy (IE) - marketer of electricity and natural gas, which wound down its operations during 2003; and
  IDACOMM, Inc. (IDACOMM) - provider of telecommunications services and commercial Internet services.

In the second quarter of 2006, IDACORP management designated the operations of IDACORP Technologies, Inc. (ITI) and IDACOMM as assets held for sale, as defined by Statement of Financial Accounting Standards No. 144.  IDACORP's condensed consolidated financial statements reflect the reclassification of the results of these businesses as discontinued operations for all periods presented.  Discontinued operations are discussed in more detail in Note 10.

On July 20, 2006, IDACORP completed the sale of all of the outstanding common stock of ITI to IdaTech UK Limited, a wholly-owned subsidiary of Investec Group Investments (UK) Limited.

On October 12, 2006, IDACORP entered into an agreement to sell all of the outstanding common stock of IDACOMM to American Fiber Systems, Inc.  IDACORP expects to complete the sale as early as the end of the fourth quarter of 2006, subject to regulatory approvals.  IDACORP does not expect the sale to have a material effect on its financial position, results of operations or cash flows.

Principles of Consolidation
The condensed consolidated financial statements of IDACORP and IPC include the accounts of each company and those variable interest entities (VIEs) for which the companies are the primary beneficiaries.  All significant intercompany balances have been eliminated in consolidation.  Investments in business entities in which IDACORP and IPC are not the primary beneficiaries, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method.

Through IFS, IDACORP also holds significant variable interests in VIEs for which it is not the primary beneficiary.  These VIEs are historic rehabilitation and affordable housing developments in which IFS holds limited partnership interests ranging from five to 99 percent.  These investments were acquired between 1996 and 2005.  IFS' maximum exposure to loss in these developments was $89 million at September 30, 2006.
Financial Statements
In the opinion of IDACORP and IPC, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly their consolidated financial positions as of September 30, 2006, and consolidated results of operations for the three and nine months ended September 30, 2006 and 2005, and consolidated cash flows for the nine months ended September 30, 2006 and 2005.  These adjustments are of a normal and recurring nature.  These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters that would be included in full-year financial statements and therefore they should be read in conjunction with the audited consolidated financial statements included in IDACORP's and IPC's Annual Report on Form 10-K for the year ended December 31, 2005.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Stock-Based Compensation
Effective January 1, 2006, IDACORP and IPC adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R) using the modified prospective application method.  SFAS 123R changes measurement, timing and disclosure rules relating to share-based payments, requiring that the fair value of all share-based payments be expensed.  The adoption of SFAS 123R did not have a material impact on IDACORP's or IPC's financial statements for the three and nine months ended September 30, 2006.

IDACORP's and IPC's Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2005 do not reflect any changes from the adoption of SFAS 123R.  The following table illustrates what net income and earnings per share would have been had the fair value recognition provisions of SFAS 123 been applied to stock-based employee compensation in 2005 (in thousands of dollars, except for per share amounts):

	Three months	Nine months
	ended	ended
	September 30, 2005	September 30, 2005
IDACORP:
Net income, as reported	$23,617	$56,135
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	275	597
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects	495	1,250
Pro forma net income	$23,397	$55,482
Earnings per share of common stock:
Basic and diluted - as reported	$0.56	$1.33
Basic and diluted - pro forma	0.56	1.31

IPC:
Net income, as reported	$20,969	$55,354
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	167	311
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects	313	660
Pro forma net income	$20,823	$55,005

For purposes of these 2005 pro forma calculations, the estimated fair value of the options, restricted stock and performance shares is amortized to expense over the vesting period.  The fair value of the restricted stock and performance shares was the market price of the stock on the date of grant.  The fair value of an option award was estimated at the date of grant using a binomial option-pricing model.  Expenses related to forfeited awards were reversed in the period in which the forfeiture occurred.

Earnings Per Share
The computation of diluted earnings per share (EPS) differs from basic EPS only due to the inclusion of potentially dilutive shares related to stock-based compensation awards.

The following table presents the computation of IDACORP's basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 (in thousands, except for per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Numerator:
Income from continuing operations	$32,492	$25,961	$82,120	$64,197

Denominator:
Weighted-average common shares
outstanding - basic*	42,678	42,287	42,569	42,245
Effect of dilutive securities:
Options	125	69	87	51
Restricted Stock	60	24	54	22
Weighted-average common shares
outstanding - diluted	42,863	42,380	42,710	42,318

Basic earnings per share from continuing operations	$0.76	$0.61	$1.93	$1.52
Diluted earnings per share from continuing operations	$0.76	$0.61	$1.92	$1.52

*Weighted average shares outstanding excludes non-vested shares issued under stock compensation plans.

The diluted EPS computation excluded 463,600 and 643,600 common stock options for the three and nine months ended September 30, 2006, respectively, because the options' exercise prices were greater than the average market price of the common stock during those periods.  For the same periods in 2005, there were 824,500 and 1,014,437 options excluded from the diluted EPS computation for the same reason.  In total, 1,156,296 options were outstanding at September 30, 2006, with expiration dates between 2010 and 2015.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.  Net income and shareholders' equity were not affected by these reclassifications.

New Accounting Pronouncements
FIN 48:  In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions.  FIN 48 requires that IDACORP and IPC recognize in their financial statements the impact of a tax position if that position will more likely than not be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  IDACORP and IPC are currently evaluating the impact of adopting FIN 48 on their financial statements.

SFAS 157:  In September 2006, the FASB issued SFAS 157, "Fair Value Measurements."  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  IDACORP and IPC are currently evaluating the impact of adopting SFAS 157 on their financial statements.

SFAS 158:  In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension Plans and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)."  SFAS 158 requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to:

  Recognize the funded status of a benefit plan-measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation-in its statement of financial position.  For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation.
  Recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, "Employers' Accounting for Pensions", or No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."  Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of Statements 87 and 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements.
  Measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position (with limited exceptions).
  Disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

IDACORP is required to initially recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures in its December 31, 2006, financial statements.  The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  When adopted in the fourth quarter of 2006, the provisions of SFAS 158 will increase IDACORP's and IPC's liabilities and reduce each company's common equity by approximately $80 million as of January 1, 2006, which is the amount by which the plans' benefit obligations exceeded the plans' assets.  IPC's common equity balance is one factor used in the determination of retail rates.  The decrease in common equity resulting from the adoption of SFAS 158 would decrease rates, absent special ratemaking treatment.  IPC expects to pursue such treatment from the IPUC and OPUC, and if received, the adoption of SFAS 158 is not expected to have a material effect on IDACORP's or IPC's results of operations or cash flows.

SAB 108: In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" (SAB 108), in September 2006.  SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement.  Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (rollover method) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (iron curtain method).  Reliance on either method in prior years could have resulted in misstatement of the financial statements.  The guidance provided in SAB 108 requires both methods to be used in evaluating materiality.  Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption.  The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past.  SAB 108 is effective for IDACORP's and IPC's opening balance sheet in 2007.  IDACORP and IPC are currently evaluating the impact SAB 108 might have on their financial position or results of operations.

2.  INCOME TAXES:

Income tax rate
In accordance with interim reporting requirements, IDACORP and IPC use an estimated annual effective tax rate for computing their provisions for income taxes.  IDACORP's effective rate on continuing operations for the nine months ended September 30, 2006, was 24.1 percent, compared to 17.1 percent for the nine months ended September 30, 2005.  IPC's effective tax rate for the nine months ended September 30, 2006, was 38.5 percent, compared to 40.9 percent for the nine months ended September 30, 2005.

The differences in estimated annual effective tax rates are primarily due to the increase in pre-tax earnings at IDACORP and IPC, the loss of IPC's simplified service cost method tax deduction in 2005 and the adoption of a new uniform capitalization method in 2006, timing and amount of IPC's regulatory flow-through tax adjustments, settlement of a Bridger Coal Company partnership audit at IPC (discussed below), and slightly lower tax credits from IFS.

Status of audit proceedings
In March 2005, the Internal Revenue Service (IRS) began its examination of IDACORP's 2001-2003 tax years.  On October 13, 2006, the IRS issued its examination report and assessment for those years.  With the exception of IPC's capitalized overhead costs method, discussed below, the IRS and IDACORP were able to settle all issues.  The federal tax assessment for the settled issues will be paid in November 2006.  It is expected that associated interest charges and state income taxes will be paid during 2007.  Settlement of the agreed issues will not have a material impact on IDACORP's 2006 results of operations or cash flows.

The IRS disallowed IPC's capitalized overhead cost method for uniform capitalization (the simplified service cost method) on the basis that IPC's self-constructed assets were not produced on a "routine and repetitive" basis as defined by Rev. Rul. 2005-53.  The disallowance resulted in a federal tax assessment of $45 million.  IDACORP disagrees with this conclusion and will appeal the issue.  Accordingly, in November, 2006 IDACORP will file its formal protest, make a deposit of the disputed tax with the IRS to stop the accrual of interest, and enter the appeals process.  Management cannot predict the timing or outcome of this process, but believes that an adequate provision for income taxes and related interest charges has been made for this issue.

The simplified service cost method was also used for IPC's 2004 tax year.  While 2004 is not currently under examination, it is likely the IRS will take the same position for 2004 as it did for 2001-2003; however, it is not likely that this position will result in a federal income tax assessment primarily due to the mitigating effect of accelerated tax depreciation.

On July 7, 2006, the IRS issued its examination report for Bridger Coal Company's 2001-2003 tax years.  Bridger Coal is a partnership investment owned one-third by IPC.  The audit resulted in net favorable adjustments to Bridger Coal's tax returns for those years.  IPC's third quarter income tax expense decreased by $1.3 million as a result of the settlement.

Capitalized overhead costs
Generally, section 263A of the Internal Revenue Code of 1986, as amended, requires the capitalization of all direct costs and indirect costs, including mixed service costs, which directly benefit or are incurred by reason of the production of property by a taxpayer.  The simplified service cost method, a "safe harbor" method, is one of the methods provided by the section 263A treasury regulations for the calculation of mixed service cost capitalization.  IPC adopted the simplified service cost method for both the self-construction of utility plant and production of electricity beginning with its 2001 federal income tax return.

On August 2, 2005, the IRS and the Treasury Department issued guidance interpreting the meaning of "routine and repetitive" for purposes of the simplified service cost and simplified production methods of the Internal Revenue Code section 263A uniform capitalization rules.  The guidance was issued in the form of a revenue ruling (Rev. Rul. 2005-53) which is effective for all open tax years ending prior to August 2, 2005, and proposed and temporary regulations (the "Temporary Regulations") which are effective for tax years ending on or after August 2, 2005.  Both pieces of guidance take a more restrictive view of the definition of self-constructed assets produced by a taxpayer on a "routine and repetitive" basis than did treasury regulations in effect at the time IPC changed to the simplified service cost method.

For IPC, the simplified service cost method produced a current tax deduction for costs capitalized to electricity production that are capitalized into fixed assets for financial accounting purposes.  Deferred income tax expense had not been provided for this deduction because the prescribed regulatory tax accounting treatment does not allow for inclusion of such deferred tax expense in current rates.  Rate regulated enterprises are required to recognize such adjustments as regulatory assets if it is probable that such amounts will be recovered from customers in future rates.
As discussed in "Status of Audit Proceedings" above, the IRS has disallowed IPC's use of the simplified service cost method for the tax years 2001-2003 on the basis of Rev. Rul. 2005-53.  As a result, the IRS has assessed a $45 million tax liability.  IDACORP will appeal the IRS's assessment.  Because of the nature of the issue, IDACORP's exposure with respect to this matter may be less than the tax assessed plus applicable interest charges.  The resolution of this matter could result in a one time charge to earnings; however, at this time IDACORP is not in a position to quantify such amount.  Additionally, after resolution IDACORP will likely amend its 2005 federal income tax return and its 2005 method change application to account for the effects that such resolution has on IPC's new uniform capitalization method (discussed below).  This amendment is not expected to have a negative impact on IDACORP's or IPC's consolidated financial position, results of operations, or cash flows.

With respect to tax year 2005 and future tax years, the Temporary Regulations, as drafted, preclude IPC from using the simplified service cost method for its self-constructed assets.  Under the Temporary Regulations, IPC is required to use another allowable section 263A method for its indirect costs, including mixed service costs.  As a result of the Temporary Regulations, IPC made changes to its overall section 263A uniform capitalization method of accounting.  In September 2006, the changes were adopted with an automatic method change request included in IDACORP's 2005 federal income tax return.  The uniform capitalization methodology adopted for 2005 and subsequent years involves the use of the specific identification, burden rate, and step-allocation methods of accounting.  The methods used are allowable under both the final and temporary section 263A regulations.

As with the simplified service cost method, the new uniform capitalization methodology produces an annual tax deduction for costs that are not required to be capitalized under section 263A as well as costs capitalized into the production of electricity.  The method, while producing a beneficial result, is not as favorable as the simplified service cost method.  Changing the uniform capitalization method will result in a net charge to IPC's 2006 income tax expense of $6.1 million, with $5.4 million being recorded in the third quarter.  The estimated 2006 tax deduction produces a $3.3 million tax benefit for the year, $2.5 million of which was recorded at IPC in the third quarter.  The change in method is not expected to have a material effect on IDACORP's or IPC's 2006 cash flows.  The accounting and regulatory treatment for the new method is the same as previously used for the simplified service cost method.

3.  COMMON STOCK:

During the nine months ended September 30, 2006, IDACORP entered into the following transactions involving its common stock:

  61,168 original issue shares were granted to participants in the 2000 Long-Term Incentive and Compensation Plan and 91,215 shares were issued pursuant to the exercise of stock options under the same plan.
  A total of 194,938 original issue shares were issued under the Dividend Reinvestment and Stock Purchase Plan and the Employee Savings Plan.

On January 1, 2006, IDACORP adopted SFAS 123R.  SFAS 123R requires that any amounts of unearned stock-based compensation be charged against common equity.  Prior to January 1, 2006, IDACORP had aggregated its unearned compensation balances with treasury stock on its consolidated balance sheets.

4.  FINANCING:

The following table summarizes IDACORP's long-term debt (in thousands of dollars):

	September 30,	December 31,
	2006	2005
First mortgage bonds:
7.38% Series due 2007	$80,000	$80,000
7.20% Series due 2009	80,000	80,000
6.60% Series due 2011	120,000	120,000
4.75% Series due 2012	100,000	100,000
4.25% Series due 2013	70,000	70,000
6% Series due 2032	100,000	100,000
5.50% Series due 2033	70,000	70,000
5.50% Series due 2034	50,000	50,000
5.875% Series due 2034	55,000	55,000
5.30% Series due 2035	60,000	60,000
Total first mortgage bonds	785,000	785,000
Pollution control revenue bonds:
Variable Auction Rate Series 2003 due 2024 (a)	49,800	49,800
6.05% Series 1996A due 2026	68,100	68,100
Variable Rate Series 1996B due 2026	24,200	24,200
Variable Rate Series 1996C due 2026	24,000	24,000
Variable Rate Series 2000 due 2027	4,360	4,360
Total pollution control revenue bonds	170,460	170,460

American Falls bond guarantee	19,885	19,885
Milner Dam note guarantee	11,700	11,700
Unamortized premium (discount) - net	(3,154)	(3,325)
Debt related to investments in affordable housing	37,632	48,481
Other subsidiary debt	7,542	7,686
Less: Liabilities held for sale	(9)	(35)
Total	1,029,056	1,039,852
Current maturities of long-term debt	(15,364)	(16,307)

Total long-term debt	$1,013,692	$1,023,545

(a)	Humboldt County Pollution Control Revenue bonds are secured by first mortgage bonds, bringing the total first mortgage bonds outstanding at September 30, 2006, to $834.8 million.

Long-Term Financing
IDACORP currently has $679 million remaining on two shelf registration statements that can be used for the issuance of unsecured debt (including medium-term notes) and preferred or common stock.  IPC currently has in place a registration statement that can be used for the issuance of an aggregate principal amount of $240 million of first mortgage bonds (including medium-term notes) and unsecured debt.

The amount of first mortgage bonds issuable by IPC is limited to a maximum of $1.1 billion and by property, earnings and other provisions of the mortgage and supplemental indentures thereto.  IPC may amend the indenture and increase this amount without consent of the holders of the first mortgage bonds.  The indenture requires that IPC's net earnings must be at least twice the annual interest requirements on all outstanding debt of equal or prior rank, including the bonds that IPC may propose to issue.  Under certain circumstances, the net earnings test does not apply, including the issuance of refunding bonds to retire outstanding bonds that mature in less than two years or that are of an equal or higher interest rate, or prior lien bonds.

As of September 30, 2006, IPC could issue under the mortgage approximately $452 million of additional first mortgage bonds based on retired first mortgage bonds and $670 million of additional first mortgage bonds based on unfunded property additions.  As of September 30, 2006, unfunded property additions were approximately $1.1 billion.  Property additions consist of electric or gas property, or property used in connection therewith.  Property additions exclude securities, contracts or choses in action, merchandise and equipment for consumption or resale, materials and supplies, property used principally for production or gathering of natural gas and any power sites and uncompleted works under Idaho state permits.  In determining net property additions, IPC deducts all retired funded property from gross property additions except to the extent of certain credits for released funded property.

The mortgage requires IPC to spend or appropriate 15 percent of its annual gross operating revenues for maintenance, retirement or amortization of its properties.  IPC may, however, anticipate or make up these expenditures or appropriations within the five years that immediately follow or precede a particular year.

The mortgage secures all bonds issued under the indenture equally and ratably, without preference, priority or distinction.  IPC may issue additional first mortgage bonds in the future, and those first mortgage bonds will also be secured by the mortgage.  The lien of the indenture constitutes a first mortgage on all the properties of IPC, subject only to certain limited exceptions including liens for taxes and assessments that are not delinquent and minor excepted encumbrances.  Certain of the properties of IPC are subject to easements, leases, contracts, covenants, workmen's compensation awards and similar encumbrances and minor defects and clouds common to properties.  The mortgage does not create a lien on revenues or profits, or notes or accounts receivable, contracts or choses in action, except as permitted by law during a completed default, securities or cash, except when pledged, or merchandise or equipment manufactured or acquired for resale.  The mortgage creates a lien on the interest of IPC in property subsequently acquired, other than excepted property, subject to limitations in the case of consolidation, merger or sale of all or substantially all of the assets of IPC.

At September 30, 2006, IFS had $38 million of debt related to investments in affordable housing with interest rates ranging from 3.65 percent to 8.38 percent, due between 2006 and 2010.  The investments in affordable housing developments that collateralize this debt had a net book value of $62 million at September 30, 2006.  IFS' $13 million Series 2003-1 tax credit note is non-recourse to both IFS and IDACORP.  The $7 million Series 2003-2 tax credit note and other outstanding debt are recourse only to IFS.

On October 3, 2006, IPC completed a tax-exempt bond financing in which Sweetwater County, Wyoming issued and sold $116,300,000 aggregate principal amount of its Pollution Control Revenue Refunding Bonds (Idaho Power Company Project) Series 2006.  The bonds will mature on July 15, 2026.  The $116.3 million proceeds were loaned by Sweetwater County to IPC pursuant to a Loan Agreement, dated as of October 1, 2006, between Sweetwater County and IPC (the Loan Agreement)  On October 10, 2006, the proceeds of the new bonds, together with certain other moneys of IPC, were used to refund Sweetwater County's (i) Pollution Control Revenue Refunding Bonds (Idaho Power Company Project) Series 1996A that were outstanding in the aggregate principal amount of $68,100,000, (ii) Pollution Control Revenue Refunding Bonds (Idaho Power Company Project) Series 1996B that were outstanding in the aggregate principal amount of $24,200,000 and (iii) Pollution Control Revenue Refunding Bonds (Idaho Power Company Project) Series 1996C that were outstanding in the aggregate principal amount of $24,000,000.  The regularly scheduled principal and interest payments on the bonds, and principal and interest payments on the bonds upon mandatory redemption on determination of taxability, are insured by a financial guaranty insurance policy issued by AMBAC Assurance Corporation.  IPC and AMBAC have entered into an Insurance Agreement, dated as of October 3, 2006, pursuant to which IPC has agreed, among other things, to pay certain premiums to AMBAC and to reimburse AMBAC for any payments made under the policy.

In order to secure IPC's obligation to make principal and interest payments on the loan made to IPC, IPC issued and delivered to a trustee IPC's First Mortgage Bonds, Pollution Control Series C, in a principal amount equal to the principal amount of the new bonds.

Credit Facilities
IDACORP has a $150 million five-year credit facility that expires on March 31, 2010.  At September 30, 2006, no loans were outstanding on IDACORP's credit facility and $6 million of commercial paper was outstanding.

At September 30, 2006, IPC had regulatory authority to incur up to $250 million of short-term indebtedness.  IPC has a $200 million five-year credit facility that expires on March 31, 2010.  At September 30, 2006, no loans were outstanding on IPC's credit facility and $26 million of commercial paper and $1 million of notes (outside of the credit facility) were outstanding.

5.  COMMITMENTS AND CONTINGENCIES:

Off-Balance Sheet Arrangements
The federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes establish operational, reclamation and closure standards that must be met during and upon completion of mining activities.  These obligations mandate that mine property be restored consistent with specific standards and the approved reclamation plan.  The mining operations at the Bridger Coal Company are subject to these reclamation and closure requirements.  IPC has agreed to guarantee the performance of reclamation activities at Bridger Coal Company, of which Idaho Energy Resources Co., a subsidiary of IPC, owns a one-third interest.  This guarantee, which is renewed each December, was $60 million at September 30, 2006.  Bridger Coal has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs and expects that the fund will be sufficient to cover all such costs.  Because of the existence of the fund, the estimated fair value of this guarantee is minimal.

Regional Transmission Organization
Over the last several years, IPC has spent funds supporting the development of Grid West, a Northwest regional transmission organization (RTO).  As of September 30, 2006, IPC had recorded $1.1 million of loans to Grid West and $2.3 million of deferred internal costs from participating in the development effort.  These amounts were initially deferred anticipating future recovery through Grid West tariffs.  IPC ceased funding Grid West after the first quarter of 2006 and Grid West was dissolved on April 11, 2006.  IPC no longer expects reimbursement of either amount from Grid West.  IPC's accumulation of Grid West development costs in a deferred expense account is consistent with a 2004 accounting order that IPC received from the FERC.

Grid West Deferral in Oregon:  On April 4, 2006, IPC filed a request for an accounting order from the OPUC addressing the deferral of costs related to the development of Grid West.  On August 22, 2006, the OPUC granted IPC's request for the deferral of the costs of unrecoverable Grid West loans; however, the OPUC denied IPC's request to defer an immaterial amount of internal costs incurred directly in the development of Grid West.

Grid West Deferral in Idaho:  On April 4, 2006, IPC filed a request for an accounting order from the IPUC addressing the deferral of costs related to the development of Grid West.  The total deferral request was $3.4 million.  On June 29, 2006, the IPUC determined that the case would be processed by modified procedure.  IPC argued that it should be allowed deferral of the principal and interest on the RTO loan amounts, a carrying charge on the deferred balance and recovery of the incremental internal costs it identified in its application.  On October 24, 2006, the IPUC issued an order granting $1.1 million related to the principal of the RTO loans over a five-year amortization beginning January 1, 2007 and denying recovery of the remaining items.  IPC has until November 14, 2006, to petition the IPUC for reconsideration.  Following a final decision from the IPUC, IPC will make a filing with the FERC for recovery of Grid West costs.

If IPC is unsuccessful with either the IPUC or with the FERC, some or all of the remaining costs will be expensed.

LEGAL PROCEEDINGS

Reference is made to IDACORP's and IPC's Annual Report on Form 10-K for the year ended December 31, 2005, and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006, and June 30, 2006, for a discussion of all material pending legal proceedings to which IDACORP and IPC and their subsidiaries are parties.  The following discussion provides a summary of material developments that occurred in those proceedings during the period covered by this report and of any new material proceedings instituted during the period covered by this report.

Proceedings Relating to the Western Power Markets
IDACORP, IPC and/or IE are involved in a number of proceedings which relate to the western power markets.

Public Utility District No. 1 of Grays Harbor County, Washington
On July 25, 2006, the case was dismissed with prejudice by the Honorable Robert H. Whaley, sitting by designation in the U.S. District Court for the Southern District of California, pursuant to an agreed resolution of the matter between Grays Harbor and IDACORP, IPC and IE. The settlement did not have a material adverse effect on IDACORP's consolidated financial position, results of operation or cash flows.

Port of Seattle
On March 7, 2006, the U.S. Court of Appeals for the Ninth Circuit heard argument on the Port of Seattle's appeal of the U.S. District Court for the Southern District of California's dismissal of its complaint with prejudice.  On March 30, 2006, the Ninth Circuit issued an order denying the Port of Seattle's appeal and affirming the dismissal of the entire case.  The dismissal of the case, with prejudice, became final on June 28, 2006, when the Port of Seattle elected not to file a certiorari petition to the U.S. Supreme Court.

Wah Chang
Following the October 18, 2005, consolidation of Wah Chang's appeal of the dismissal order to the U.S. Court of Appeals for the Ninth Circuit with an identical order in Wah Chang v. Duke Energy Trading and Marketing, IDACORP, IPC and IE filed an answering brief on November 30, 2005.  Wah Chang filed its reply brief on January 6, 2006.  Wah Chang's appeal to the U.S. Court of Appeals for the Ninth Circuit has now been fully briefed; however, no date has yet been set for oral argument.  IDACORP, IPC and IE intend to vigorously defend their position in this proceeding and believe this matter will not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

City of Tacoma
The City of Tacoma's March 10, 2005, appeal to the U.S. Court of Appeals for the Ninth Circuit of the dismissal of the case by Judge Whaley has been fully briefed; however, no date has yet been set for oral argument.  IDACORP, IPC and IE intend to vigorously defend their position in this proceeding and believe this matter will not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

Wholesale Electricity Antitrust Cases I & II
In April 2002, several subsidiaries of Reliant Energy, Inc. (Reliant) and Duke Energy Corporation (Duke) filed cross-complaints against IE and IPC and numerous other participants in the California energy market.  The cross-complaints sought indemnification for any liability that may arise from original complaints filed against Reliant and Duke with respect to charges of unlawful and unfair business practices in the California energy markets under California law.  On November 9, 2005, both Duke and Reliant submitted to the California Superior Court stipulations with IE and IPC to conditionally dismiss, with prejudice, the cross-complaints, subject to reinstatement if proposed settlements between Duke and Reliant and the plaintiffs of the underlying actions were not approved by the court.  Neither IE nor IPC paid any amount to Duke or to Reliant to obtain these dismissals.

On December 14, 2005, the court granted final approval of the Duke settlement with the plaintiffs.  The Court's order granting final approval of the Duke settlement became final on March 14, 2006.  On January 6, 2006, the court granted preliminary approval of the Reliant settlement.  On March 30, 2006, oppositions and objections to the Reliant settlement were filed by certain parties under the Eggers case caption, including by the States of Montana and Idaho.  Neither IPC nor IE is a party to the Eggers case, which seeks to recover damages on behalf of consumers in western states other than California.  A hearing on final approval of the Reliant settlement was held on April 28, 2006.  At the hearing, the court ruled that the California class settlement would receive final approval contingent on a satisfactory showing that the notice to those class members was adequate.  As for the Eggers case, the court set a briefing schedule to provide evidence and oral argument regarding the State of Montana's treatment by its class representative and Montana's connection to the California energy market.

On May 30, 2006, the court signed and approved the Judgment, Final Order, and Decree Granting Final Approval to the Reliant settlement.  The court also signed and approved the Order Granting Reliant's Motion for Good Faith Settlement Determination.  The order approving the Reliant settlement became final on July 31, 2006.  On July 14, 2006, the court held a separate hearing to consider approval of the settlement of the Eggers action, and thereafter signed and approved the Judgment, Final Order and Decree Granting Final Approval to the Class Action Settlement in the Eggers case.  All appeal periods have now expired.

California Refund
On February 17, 2006, IE and IPC jointly filed with the California Parties (Pacific Gas & Electric Company, San Diego Gas & Electric Company, Southern California Edison, the California Public Utilities Commission, the California Electricity Oversight Board, the California Department of Water Resources and the California Attorney General) an Offer of Settlement at the FERC.  Other parties had until March 9, 2006, to elect to become an additional settling party.  The majority of other parties chose to opt out of the settlement.  After consideration of comments, the FERC approved the settlement on May 22, 2006.  Under the terms of the settlement, IE and IPC assigned $24.25 million of the rights to accounts receivable from the California Independent System Operator (Cal ISO) and California Power Exchange (CalPX) to the California Parties to pay into an escrow account for refunds to settling parties.  Amounts from that escrow not used for settling parties and $1.5 million of the remaining IE and IPC receivables that are to be retained by the CalPX are available to fund, at least partially, payment of the claims of any non-settling parties if they prevail in the remaining litigation of this matter.  Any excess funds remaining at the end of the case are to be returned to IDACORP.  Approximately $10.25 million of the remaining IE and IPC receivables was paid to IE and IPC under the Settlement.

On June 21, 2006, the Port of Seattle, Washington filed a request for rehearing of the FERC order approving the Settlement.  On July 10, 2006, IDACORP and the California Parties filed a response to Port of Seattle's request for rehearing.  On October 5, 2006, the FERC issued an order denying the Port of Seattle's request for rehearing.  The time for seeking review of the FERC's Order will not expire until December 4, 2006.  IDACORP is unable to predict at this time if any person will seek such review or, if such review is sought, what the eventual outcome will be.

For some time the Ninth Circuit Court of Appeals held in abeyance consolidated petitions for review (in excess of 100) of FERC orders related to the California Refund proceeding.  On September 21, 2004, the Ninth Circuit convened case management proceedings on these petitions and on October 22, 2004, severed a subset of issues for briefing related to: (1) which parties are subject to the FERC's refund jurisdiction under section 201(f) of the Federal Power Act; (2) the temporal scope of refunds under section 206 of the Federal Power Act; and (3) which categories of transaction are subject to refunds.  Oral argument was held on April 12-13, 2005.  On September 6, 2005, the Ninth Circuit issued a decision on the jurisdictional issues concluding that the FERC lacked refund authority over wholesale electric energy sales made by governmental entities and non-public utilities.  On August 2, 2006, the Ninth Circuit issued its decision on the appropriate temporal reach and the type of transactions subject to the FERC refund orders and concluded, among other things, that all transactions at issue in the case that occurred within or as a result of the CalPX and the Cal ISO were the proper subject of refund proceedings; refused to expand the refund proceedings into the bilateral markets including transactions with the California Department of Water Resources; approved the refund effective date as October 2, 2000, but also required the FERC to consider whether refunds, including possibly market-wide refunds, should be required for an earlier time due to claims that some market participants had violated governing tariff obligations (although the decision did not specify when that time would start, the California Parties generally had sought further refunds starting May 1, 2000); and effectively expanded the scope of the refund proceeding to transactions within the CalPX and Cal ISO markets outside the 24-hour spot market and energy exchange transactions.

IDACORP believes that these decisions should have no material effect on IDACORP under the terms of the IDACORP Settlement with the California Parties approved by the FERC on May 22, 2006.

California Power Exchange Chargeback
Based upon the Offer of Settlement filed with the FERC on February 17, 2006, between the California Parties and IE and IPC and discussed above in "California Refund", the California Parties supported a motion filed by IE and IPC with the FERC seeking an Order Directing Return of Chargeback Amounts currently held by the CalPX totaling $2.27 million.  In the May 22, 2006, Order approving the Settlement, the FERC granted the IE and IPC motion for return of chargeback funds held by the CalPX.  On June 1, 2006, IE received approximately $2.5 million from the CalPX representing the return of $2.27 million in chargeback funds plus interest.

Market Manipulation
Pursuant to the Offer of Settlement filed with the FERC on February 17, 2006, between the California Parties and IE and IPC and discussed above in "California Refund", the requests for rehearing of the California Parties and other settling parties of the FERC's approval of an earlier settlement with the FERC staff regarding allegations of "gaming" are deemed to be withdrawn.  On May 22, 2006, the FERC issued an order approving the February 17, 2006, Offer of Settlement.  On October 11, 2006, the FERC issued an Order denying rehearing of its earlier approval of the "gaming" allegations, thereby effectively terminating the FERC investigations as to IPC and IE regarding bidding behavior, physical withholding of power and "gaming" without finding of wrongdoing.  The time for seeking review of the FERC's Order will not expire until December 11, 2006.  IPC and IE are unable to predict at this time if any person will seek such review or, if such review is sought, what the eventual outcome will be.

Pacific Northwest Refund
On September 24, 2001, the FERC Administrative Law Judge submitted recommendations and findings to the FERC finding that prices in the Pacific Northwest during the December 25, 2000, through June 20, 2001, time period should be governed by the Mobile-Sierra standard of public interest rather than the just and reasonable standard, that the Pacific Northwest spot markets were competitive and that no refunds should be allowed.  The FERC approved these recommendations on June 25, 2003, and multiple parties then appealed to the Ninth Circuit Court of Appeals.  IE and IPC were parties in the FERC proceeding and are participating in the appeal.  Briefing on the appeal was completed on May 25, 2005, and oral argument has been scheduled for January 8, 2007.  The Settlement approved by the FERC on May 22, 2006, resolves all claims the California Parties have against IE and IPC in the Pacific Northwest Refund proceeding.  The settlement with Grays Harbor resolves all claims Grays Harbor has against IE and IPC in this proceeding.  IE and IPC are unable to predict the outcome as to all other parties in this proceeding.

Other Litigation

Shareholder Lawsuit
On March 29, 2006, the U.S. District Court for the District of Idaho (Judge Edward J. Lodge) issued an Order in this case (Powell v. IDACORP) adopting the Report and Recommendation of Magistrate Judge Williams issued on September 14, 2005, granting the defendants' (IDACORP and certain of its officers and directors) motion to dismiss because plaintiffs failed to satisfy the pleading requirements for loss causation.  However, Judge Lodge modified the Report and Recommendation and ruled that plaintiffs had until May 1, 2006, to file an amended complaint only as to the loss causation element.  On May 1, 2006, the plaintiffs filed an amended complaint.  The defendants filed a motion to dismiss the amended complaint on June 16, 2006, asserting that the amended complaint still failed to satisfy the pleading requirements for loss causation.  Briefing on this most recent motion to dismiss was completed on August 28, 2006.  IDACORP and the other defendants intend to defend themselves vigorously against the allegations.  IDACORP cannot, however, predict the outcome of these matters.

Western Shoshone National Council
On April 10, 2006, the Western Shoshone National Council (which purports to be the governing body of the Western Shoshone Nation) and certain of its individual tribal members filed a First Amended Complaint and Demand for Jury Trial in the U.S. District Court for the District of Nevada, naming IPC and other unrelated entities as defendants.

Plaintiffs allege that IPC's ownership interest in certain land, minerals, water or other resources was converted and fraudulently conveyed from lands in which the plaintiffs had historical ownership rights and Indian title dating back to the 1860's or before.  Although it is unclear from the complaint, it appears plaintiffs' claims relate primarily to lands within the state of Nevada.  Plaintiffs seek a judgment declaring their title to land and other resources, disgorgement of profits from the sale or use of the land and resources, a decree declaring a constructive trust in favor of the plaintiffs of IPC's assets connected to the lands or resources, an accounting of money or things of value received from the sale or use of the lands or resources, monetary damages in an unspecified amount for waste and trespass and a judgment declaring that IPC has no right to possess or use the lands or resources.

On May 1, 2006, IPC filed an Answer to plaintiffs' First Amended Complaint denying all liability to the plaintiffs and asserting certain affirmative defenses including collateral estoppel and res judicata, preemption, impossibility and impracticability, failure to join all real and necessary parties, and various defenses based on untimeliness.  On June 19, 2006, IPC filed a motion to dismiss plaintiffs' First Amended Complaint, asserting, among other things, that the Court lacks subject matter jurisdiction and that plaintiffs failed to join an indispensable party (namely, the United States government).  Briefing on the motion to dismiss was completed on September 28, 2006.  IPC intends to vigorously defend its position in this proceeding, but is unable to predict the outcome of this matter.

6.  REGULATORY MATTERS:

General Rate Cases
Oregon:  On September 21, 2004, IPC filed an application with the OPUC to increase general rates an average of 17.5 percent or approximately $4.4 million annually.  A partial settlement resolved most issues in a manner consistent with the results of the corresponding Idaho general rate case.  The most significant issue in this proceeding was the appropriate quantification of net power supply expenses for purposes of setting rates.  The OPUC staff proposed that net power supply expenses for IPC be set at a negative number - meaning that IPC should be able to sell enough surplus energy to pay for all fuel and purchased power expenses and still have revenue left over to offset other costs.  The bulk of IPC's rebuttal was directed at this position.  A hearing was conducted on May 23, 2005.  The OPUC issued its order in July 2005 authorizing an increase of $0.6 million in annual revenues for an average of 2.37 percent.  The OPUC adopted the OPUC staff's argument for the negative net power supply costs, thus reducing IPC's initial rate request of $4.4 million by $2.4 million with this one adjustment.

On September 26, 2005, IPC filed a complaint with the Circuit Court of Marion County, Oregon asking the court to reverse the portion of the OPUC's general rate case order related to the determination of net power supply costs.  Following a full review of the matter, the court denied IPC's reversal request on August 29, 2006.  IPC has until November 13, 2006, to file an appeal with the Oregon Court of Appeals.

Deferred (Accrued) Net Power Supply Costs
IPC's deferred (accrued) net power supply costs consisted of the following (in thousands of dollars):

	September 30,	December 31,
	2006	2005
Idaho PCA current year:
Deferral for the 2006-2007 rate year	$-	$3,684
Deferral for the 2007-2008 rate year *	3,872	-
Idaho PCA true-up awaiting recovery (refund):
Authorized May 2005	-	28,567
Authorized May 2006	(15,161)	-
Oregon deferral:
2001 costs	7,108	8,411
2005 costs	2,833	2,880
Total deferral (accrual)	$(1,348)	$43,542
* includes a $42.1 million credit for excess SO2 emission allowance sales allocated to customers

Idaho:  IPC has a Power Cost Adjustment (PCA) mechanism that provides for annual adjustments to the rates charged to its Idaho retail customers.  These adjustments are based on forecasts of net power supply costs, which are fuel and purchased power less off-system sales, and the true-up of the prior year's forecast.  During the year, 90 percent of the difference between the actual and forecasted costs is deferred with interest.  The ending balance of this deferral, called the true-up for the current year's portion and the true-up of the true-up for the prior years' unrecovered portion, is then included in the calculation of the next year's PCA.

On May 25, 2006, the IPUC approved IPC's 2006-2007 PCA filing with an effective date of June 1, 2006.  The filing reduced the PCA component of customers' rates from the existing level, which was recovering $76.7 million above then-existing base rates, to a level that is $46.8 million below those base rates, a decrease of approximately $123.5 million.

On April 13, 2006, IPC filed testimony requesting review of one component of the PCA referred to as the load growth adjustment rate, as agreed to in the stipulation of the parties settling the 2005 general rate case.  The load growth adjustment rate provides a reduction to power supply expenses for PCA purposes when loads grow from levels included in IPC's base rates.  IPC maintains that this reduction to expenses should be equal to the relative increase in revenues received as a result of load growth.  The IPUC Staff and other parties to the proceeding filed testimony on September 15, 2006, advocating load growth adjustment rates above both the existing rate and IPC's proposal.  A hearing was held on October 30, 2006.  The dollar impact of load growth adjustment rates is significant and increasing, based on continuing growth within IPC's territory.  Any increase in the load growth adjustment rate as a result of this proceeding would magnify the impact.  In its rebuttal testimony, IPC estimated that the IPUC Staff proposal, if implemented last year, would have resulted in $20 million of power supply expense attributable to load growth from April 1, 2005 through March 31, 2006, that would not have been recoverable by IPC when compared to IPC's proposal for full recovery of power supply expense attributable to load growth.

On June 1, 2005, IPC implemented the 2005-2006 PCA, which held the PCA component of customers' rates at the existing level, recovering $71 million above base rates.  By IPUC order, the PCA included $12 million in lost revenues and $2 million in related interest resulting from IPC's Irrigation Load Reduction Program that was in place in 2001.  The PCA deferred recovery of approximately $28 million of power supply costs, or 4.75 percent, for one year to help mitigate the impacts of other rate increases.  The $28 million was included in the 2006-2007 PCA filing, and IPC earned a two percent carrying charge on the balance.

Oregon:  On April 28, 2006, IPC filed for an accounting order with the OPUC to defer net power supply costs for the period of May 1, 2006, through April 30, 2007, in anticipation of higher than "normal" power supply expenses.  In the Oregon general rate case discussed above, "normal" power supply expenses were set at a negative number (meaning that under normal water conditions IPC should be able to sell enough surplus energy to pay for all fuel and purchased power expenses and still have revenue left over to offset other costs).  The forecasted system net power supply expenses included in this deferral filing were $64 million, which is $65.9 million higher than the normalized power supply expenses established in the Oregon general rate case.  IPC requested authorization to defer an estimated $3.3 million, the Oregon jurisdictional share of the $65.9 million.  IPC also requested that it earn its Oregon authorized rate of return on the deferred balance and recover the amount through rates in future years, as approved by the OPUC.  The parties met on September 20, 2006, and began negotiating for a PCA mechanism for IPC's Oregon jurisdiction, and agreed to suspend discussion of the deferral application while the PCA negotiations are ongoing.  The parties believe that any agreement regarding a PCA mechanism may impact resolution of IPC's deferral application. The parties are planning to meet again in early November 2006.

On March 2, 2005, IPC filed for an accounting order with the OPUC to defer net power supply costs for the period of March 2, 2005 through February 28, 2006, in anticipation of continued low water conditions.  The forecasted net power supply costs included in this filing were $169 million, of which $3 million related to the Oregon jurisdiction.  IPC proposed to use the same methodology for this deferral filing that was accepted in 2002 for Oregon's share of IPC's 2001 net power supply expenses.  On July 1, 2005, IPC, the OPUC staff, and the Citizen's Utility Board entered into a stipulation requesting that the OPUC accept IPC's proposed methodology.  Under this methodology, IPC will earn its Oregon authorized rate of return on the deferred balance and will recover the amount through rates in future years, as approved by the OPUC.  The OPUC issued Order 05-870 on July 28, 2005, approving the stipulation.  On April 19, 2006, IPC filed a request for review and acknowledgement of its deferred net power supply costs for the period of March 2, 2005, through February 28, 2006.  The deferral amount was quantified by IPC to be $2.7 million.  On June 14, 2006, a settlement conference was held; however, settlement is pending further staff review.

The timing of future recovery of Oregon power supply cost deferrals is subject to an Oregon statute that specifically limits rate amortizations of deferred costs to six percent per year.  IPC is currently amortizing through rates power supply costs associated with the western energy situation of 2001.  Full recovery of the 2001 deferral is not expected until 2009, at which time the rate amortization of the 2005-2006 deferral could begin.  A 2006-2007 deferral would have to be amortized sequentially following the full recovery of the authorized 2005-2006 deferral.

Emission Allowances
In June 2005, IPC filed applications with the IPUC and OPUC requesting blanket authorization for the sale of excess SO2 emission allowances and an accounting order.  The IPUC issued Order 29852 on August 22, 2005, authorizing the sale and interim accounting treatment.  The OPUC issued Order 05-983 on September 13, 2005, stating that IPC did not need a blanket order to sell emission allowances and approved the interim accounting treatment.

As of September 30, 2006, IPC has sold 78,000 SO2 emission allowances for approximately $81.6 million (before income taxes and expenses) on the open market.  After subtracting transaction fees, the total amount of sales proceeds to be allocated to the Idaho jurisdiction is approximately $76.8 million ($46.8 million net of tax, assuming a tax rate of approximately 39 percent).  Through allowance year 2006, IPC has approximately 32,000 excess allowances remaining.

Pursuant to the IPUC order, the IPUC staff held several workshops and settlement discussions.  On May 12, 2006, the IPUC approved a stipulation filed in April 2006 by IPC on behalf of several parties.  The stipulation allows IPC to retain ten percent, or approximately $4.7 million after tax, of the emission allowance net proceeds as a shareholder benefit.  The remaining 90 percent of the sales proceeds ($69.1 million) plus a carrying charge will be recorded as a customer benefit and included as a line-item in the PCA true-up.  The carrying charge will be calculated on $42.1 million, the net-of-tax amount allocable to Idaho jurisdiction customers.  This customer benefit is included in IPC's PCA calculations as a credit to the PCA true-up balance and will be reflected in PCA rates during the June 1, 2007 through May 31, 2008 PCA rate year.

There is no current OPUC proceeding with respect to SO2 emission allowances, and IPC cannot predict the outcome of any future OPUC ratemaking proceeding relating to this issue.

7.  INDUSTRY SEGMENT INFORMATION:

IDACORP has identified two reportable segments: utility operations and IFS.  ITI and IDACOMM, which had previously been identified as reportable segments, are now reported as discontinued operations (see Note 10).

The utility operations segment's primary sources of revenue are the regulated operations of IPC.  IPC's regulated operations include the generation, transmission, distribution, purchase and sale of electricity.  This segment also includes income from Bridger Coal Company, an unconsolidated joint venture also subject to regulation.  The IFS segment represents that subsidiary's investments in affordable housing developments and historic rehabilitation projects.  Operating segments not included above are below the quantitative thresholds for reportable segments and are included in the "All Other" category.  This category is comprised of Ida-West's joint venture investments in small hydroelectric generation projects, the remaining activities of energy marketer IE, which wound down its operations in 2003, and IDACORP's holding company expenses.

The following table summarizes the segment information for IDACORP's utility operations and IFS and the total of all other segments, and reconciles this information to total enterprise amounts (in thousands of dollars):

	Utility		All		Consolidated
	Operations	IFS	Other	Eliminations 1	Total
Three months ended September 30, 2006:
Revenues	$228,799	$339	$1,394	$-	$230,532
Income (loss) from
continuing
operations	30,389	2,116	(13)	-	32,492

Three months ended
September 30, 2005:
Revenues	$244,232	$343	$1,332	$-	$245,907
Income from
continuing
operations	20,969	2,687	2,305	-	25,961

Total assets at
September 30, 2006	$3,094,640	$134,981	$101,469	$(19,665)	$3,311,425

Nine months ended
September 30, 2006:
Revenues	$736,921	$1,038	$3,548	$-	$741,507
Income (loss) from
continuing
operations	7,022	6,347	(1,249)	-	82,120

Nine months ended
September 30, 2005:
Revenues	$634,807	$1,032	$2,883	$-	$638,722
Income from
continuing
operations	55,354	7,777	1,066	-	64,197

Total assets at December
31, 2005	$3,074,691	$139,306	$188,891	$(38,762)	$3,364,126

1 Includes assets of ITI and IDACOMM which are presented as assets held for sale.

8.  BENEFIT PLANS:

The following table shows the components of net periodic benefit costs for the three months ended September 30 (in thousands of dollars):

			Deferred		Postretirement
	Pension Plan		Compensation Plan		Benefits
	2006	2005	2006	2005	2006	2005
Service cost	$3,334	$3,282	$368	$292	$345	$331
Interest cost	5,145	5,282	582	538	809	804
Expected return on plan assets	(7,097)	(7,423)	-	-	(596)	(591)
Amortization of net
obligation at transition	-	(32)	-	78	482	485
Amortization of prior service cost	153	193	61	57	(126)	(127)
Amortization of net loss	29	-	211	172	192	179
Net periodic benefit cost	$1,564	$1,302	$1,222	$1,137	$1,106	$1,081

The following table shows the components of net periodic benefit costs for the nine months ended September 30 (in thousands of dollars):

			Deferred		Postretirement
	Pension Plan		Compensation Plan		Benefits
	2006	2005	2006	2005	2006	2005
Service cost	$10,857	$9,846	$1,105	$877	$1,097	$1,044
Interest cost	16,755	15,844	1,745	1,613	2,569	2,536
Expected return on plan
assets	(23,113)	(22,267)	-	-	(1,892)	(1,864)
Amortization of net
obligation at transition	-	(94)	-	233	1,530	1,530
Amortization of prior
service cost	498	578	184	171	(401)	(401)
Amortization of net loss	97	-	633	517	609	565
Net periodic benefit
cost	$5,094	$3,907	$3,667	$3,411	$3,512	$3,410

IDACORP and IPC have not contributed and do not expect to contribute to their pension plan in 2006.

9.  STOCK-BASED COMPENSATION:

IDACORP has three share-based compensation plans.  IDACORP's employee plans are the 2000 Long-Term Incentive and Compensation Plan (LTICP) and the 1994 Restricted Stock Plan (RSP).  These plans are intended to align employee and shareholder objectives related to IDACORP's long-term growth.  IDACORP also has one non-employee plan, the Director Stock Plan (DSP).  The purpose of the DSP is to increase directors' stock ownership through stock-based compensation.

The LTICP for officers, key employees and directors permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other awards.  The RSP permits only the grant of restricted stock or performance-based restricted stock.  At September 30, 2006, the maximum number of shares available under the LTICP and RSP were 1,688,562 and 104,325, respectively.  The following table shows the compensation cost recognized in income and the tax benefits resulting from these plans, as well as the amounts allocated to IPC for those costs associated with IPC's employees (in thousands of dollars):

	IDACORP		IPC
	Nine months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Compensation cost	$2,124	$981	$1,016	$511
Income tax benefit	$830	$384	$397	$200

No equity compensation costs have been capitalized.

Stock awards:  Restricted stock awards have vesting periods of up to four years.  Restricted stock awards entitle the recipients to dividends and voting rights, and unvested shares are restricted to disposition and subject to forfeiture under certain circumstances.  The fair value of restricted stock awards is measured based on the market price of the underlying common stock on the date of grant and charged to compensation expense over the vesting period based on the number of shares expected to vest.

Performance-based restricted stock awards have vesting periods of three years.  Performance awards entitle the recipients to voting rights, and unvested shares are restricted to disposition, subject to forfeiture under certain circumstances, and subject to meeting specific performance conditions.  Based on the attainment of the performance conditions, the ultimate award can range from zero to 150 percent of the target award.  For awards granted prior to 2006, dividends were paid to recipients at the time they were paid on the common stock.  Beginning with the 2006 awards, dividends are accumulated and will be paid out only on shares that eventually vest.

The performance goals for the 2006 awards are independent of each other and equally weighted, and are based on two metrics, cumulative earnings per share (CEPS) and total shareholder return (TSR) relative to a peer group.  The fair value of the CEPS portion is based on the market value at the date of grant, reduced by the loss in time-value of the estimated future dividend payments, using an expected quarterly dividend of $0.30.  The fair value of the TSR portion is estimated using a statistical model that incorporates the probability of meeting performance targets based on historical returns relative to the peer group.  Both performance goals are measured over the three-year vesting period and are charged to compensation expense over the vesting period based on the number of shares expected to vest.

A summary of the status of nonvested share awards as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below.  IPC share amounts represent the portion of IDACORP amounts related to IPC employees:

	IDACORP		IPC
		Weighted-		Weighted-
		average		average
		Grant date		Grant date
	Shares	Fair value	Shares	Fair value
Nonvested shares at January 1, 2006	214,851	$29.71	182,888	$29.78
Shares granted	124,126	25.90	112,146	25.91
Shares forfeited	(115,569)	26.48	(91,538)	26.14
Shares vested	(19,200)	30.39	(19,200)	30.39
Nonvested shares at September 30, 2006	204,208	$29.16	184,296	$29.17

At September 30, 2006, IDACORP had $2.2 million of total unrecognized compensation cost related to nonvested share-based compensation that was expected to vest.  IPC's share of this amount was $1.7 million.  These costs are expected to be recognized over a weighted-average period of 1.93 years.  IDACORP uses original issue and/or treasury shares for these awards.

Stock options:  Stock option awards are granted with exercise prices equal to the market value of the stock on the date of grant.  The options have a term of 10 years from the grant date and vest over a five-year period.  Upon adoption of SFAS 123R on January 1, 2006, the fair value of each option is amortized into compensation expense using graded-vesting.  Beginning in 2006, stock options are not a significant component of share-based compensation awards under the LTICP.

The fair values of all stock option awards have been estimated as of the date of the grant by applying a binomial option pricing model.  The application of this model involves assumptions that are judgmental and sensitive in the determination of compensation expense.  The key assumptions used in determining the fair value of options granted during the nine months ended September 30, 2006, were:

Dividend yield, based on current dividend and stock price on grant date	3.7%
Expected stock price volatility, based on IDACORP historical volatility	18%
Risk-free interest rate based on U.S. Treasury composite rate	4.92%
Expected term based on the SEC "simplified" method	6.50 years

Stock option activity during the nine months ended September 30, 2006, was as follows:

			Weighted
		Weighted-	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
	Shares	Price	Term	(000s)
IDACORP
Outstanding at January 1, 2006	1,421,914	$32.24
Granted	9,905	31.86
Exercised	(91,215)	27.08
Forfeited	(162,632)	28.43
Expired	(21,676)	34.31
Outstanding at September 30, 2006	1,156,296	$33.14	5.66	$6,119
Exercisable at September 30, 2006	894,972	$34.31	5.59	$5,279

IPC
Outstanding at January 1, 2006	1,094,137	$32.03
Granted	-	-
Exercised	(14,690)	24.54
Forfeited	(142,625)	28.51
Expired	(11,600)	39.89
Outstanding at September 30, 2006	925,222	$32.60	5.68	$5,445
Exercisable at September 30, 2006	713,957	$33.71	5.38	$3,801

The following table presents information about options granted and exercised during the nine months ended September 30 (in thousands of dollars, except for weighted-average amounts):

	IDACORP		IPC
	2006	2005	2006	2005
Weighted-average grant-date fair value	$9.96	$8.84	$-	$8.81
Fair value of options vested	2,191	1,865	1,275	1,390
Intrinsic value of options exercised	888	-	146	-
Cash received from exercise	2,470	-	361	-
Tax benefits realized from exercise	346	-	57	-

As of September 30, 2006, there was $0.5 million of total unrecognized compensation cost related to stock options.  These costs are expected to be recognized over a weighted average period of 1.95 years.  IDACORP uses original issue and/or treasury shares to satisfy exercised options.

10. DISCONTINUED OPERATIONS:

In the second quarter of 2006, IDACORP decided to seek buyers for its fuel cell technology subsidiary ITI and its telecommunications subsidiary IDACOMM.  IDACORP had been reviewing strategic alternatives for ITI and IDACOMM in order to focus on its core utility business.  The planned disposals of these businesses meet the criteria established for reporting them as assets held for sale as defined by SFAS 144.  SFAS 144 requires that a long-lived asset classified as held for sale be measured at the lower of its carrying amount or fair value, less costs to sell, and requires the holder to cease depreciation and amortization.  Based on an analysis of the fair value of each subsidiary, no adjustments to the carrying values were required.

On July 20, 2006, IDACORP completed the sale of all of the outstanding common stock of ITI to IdaTech UK Limited, a wholly-owned subsidiary of Investec Group Investments (UK) Limited.  IDACORP recorded a gain of $11.8 million, net of tax, or $0.27 per diluted share from this transaction in the third quarter of 2006.
On October 12, 2006, IDACORP entered into an agreement to sell all of the outstanding common stock of IDACOMM to American Fiber Systems, Inc.  IDACORP expects to complete the sale as early as the end of the fourth quarter of 2006, subject to regulatory approvals.  IDACORP does not expect the sale to have a material effect on its financial position, results of operations or cash flows.

The operating results of these businesses have been separately classified and reported as discontinued operations on IDACORP's condensed consolidated statements of income.  A summary of discontinued operations is as follows (in thousands of dollars):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$2,036	$3,235	$10,740	$12,073
Operating expenses	(2,969)	(7,928)	(18,416)	(24,658)
Other income (expense)	(61)	142	(128)	412
Gain on disposal	14,476	-	14,476	-
Pre-tax income (losses)	13,482	(4,551)	6,672	(12,173)
Income tax (expense) benefit	(1,985)	2,207	529	4,111
Income (losses) from discontinued operations	$11,497	$(2,344)	$7,201	$(8,062)

The results of operations for the three and nine months ended September 30, 2006, do not include depreciation expense of approximately $0.5 million and $0.7 million, respectively, that would be recorded if the related assets were classified as held and used.

The assets and liabilities of IDACOMM and ITI have been classified as held for sale on IDACORP's balance sheets at September 30, 2006, and December 31, 2005.  A summary of the components of assets and liabilities held for sale on IDACORP's Consolidated Balance Sheets is as follows (in thousands of dollars):

	September 30,	December 31,
	2006	2005
Assets
Current assets	$3,556	$6,673
Property and investments	19,630	19,848
Other assets	222	6,118
Total assets	$23,408	$32,639

Liabilities
Current liabilities	$1,536	$5,916
Other liabilities	7,657	10,016
Long-term debt	9	35
Total liabilities	$9,202	$15,967

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of IDACORP, Inc.
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the "Company") as of September 30, 2006, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005.  These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of IDACORP, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 6, 2006, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Boise, Idaho
November 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Idaho Power Company
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiary (the "Company") as of September 30, 2006, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005.  These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiary as of December 31, 2005, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated March 6, 2006, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet and statement of capitalization as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet and statement of capitalization from which it has been derived.

DELOITTE & TOUCHE LLP

Boise, Idaho
November 1, 2006

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts and megawatt-hours (MWh) are in thousands unless otherwise indicated.)

INTRODUCTION:

In Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the general financial condition and results of operations for IDACORP, Inc. and its subsidiaries (collectively, IDACORP) and Idaho Power Company and its subsidiary (collectively, IPC) are discussed.

IDACORP is a holding company formed in 1998 whose principal operating subsidiary is IPC.  IDACORP is subject to the provisions of the Public Utility Holding Company Act of 2005, which provides certain access to books and records to the Federal Energy Regulatory Commission (FERC) and state utility regulatory commissions and imposes certain record retention and reporting requirements on IDACORP.

IPC is an electric utility with a service territory covering approximately 24,000 square miles in southern Idaho and eastern Oregon.  IPC is regulated by the FERC and the state regulatory commissions of Idaho and Oregon.  IPC is the parent of Idaho Energy Resources Co., a joint venturer in Bridger Coal Company, which supplies coal to the Jim Bridger generating plant owned in part by IPC.

At September 30, 2006, IDACORP's other subsidiaries included:

  IDACORP Financial Services, Inc. (IFS) - holder of affordable housing and other real estate investments;
  Ida-West Energy Company (Ida-West) - operator of small hydroelectric generation projects that satisfy the requirements of the Public Utility Regulatory Policies Act of 1978 (PURPA);
  IDACORP Energy (IE) - marketer of electricity and natural gas, which wound down its operations in 2003; and
  IDACOMM, Inc. (IDACOMM) - provider of telecommunications services and commercial Internet services.

In the second quarter of 2006, IDACORP management designated the operations of IDACORP Technologies, Inc. (ITI) and IDACOMM as assets held for sale, as defined by Statement of Financial Accounting Standards No. 144.  IDACORP's condensed consolidated financial statements reflect the reclassification of the results of these businesses as discontinued operations for all periods presented.  Discontinued operations are discussed in more detail in Note 10 to IDACORP's and IPC's Condensed Consolidated Financial Statements and later in the MD&A.

On July 20, 2006, IDACORP completed the sale of all of the outstanding common stock of ITI to IdaTech UK Limited, a wholly-owned subsidiary of Investec Group Investments (UK) Limited.
On October 12, 2006, IDACORP entered into an agreement to sell all of the outstanding common stock of IDACOMM to American Fiber Systems, Inc.  IDACORP expects to complete the sale as early as the end of the fourth quarter of 2006, subject to regulatory approvals.  IDACORP does not expect the sale to have a material effect on its financial position, results of operations or cash flows.

This MD&A should be read in conjunction with the accompanying condensed consolidated financial statements.  This discussion updates the MD&A included in the Annual Report on Form 10-K for the year ended December 31, 2005, and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006, and June 30, 2006, and should be read in conjunction with the discussions in those reports.

FORWARD-LOOKING INFORMATION:

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), IDACORP and IPC are hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of IDACORP or IPC in this Quarterly Report on Form 10-Q, in presentations, in response to questions or otherwise.  Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "may result," "may continue" or similar expressions) are not statements of historical facts and may be forward-looking.  Forward-looking statements involve estimates, assumptions and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond IDACORP's or IPC's control and may cause actual results to differ materially from those contained in forward-looking statements:

  Changes in governmental policies, including new interpretations of existing policies, and regulatory actions and regulatory audits, including those of the Federal Energy Regulatory Commission, the Idaho Public Utilities Commission, the Oregon Public Utility Commission, and the Internal Revenue Service with respect to allowed rates of return, industry and rate structure, day-to-day business operations, acquisition and disposal of assets and facilities, operation and construction of plant facilities, relicensing of hydroelectric projects, recovery of purchased power expenses, recovery of other capital investments, present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs) and other refund proceedings;
  Changes arising from the Energy Policy Act of 2005;
  Litigation and regulatory proceedings, including those resulting from the energy situation in the western United States, and settlements that influence business and profitability;
  Changes in and compliance with environmental, endangered species and safety laws and policies;
  Weather variations affecting hydroelectric generating conditions and customer energy usage;
  Over-appropriation of surface and groundwater in the Snake River Basin resulting in reduced generation at hydroelectric facilities;
  Construction of power generating, transmission and distribution facilities including inability to obtain required governmental permits and approvals, and risks related to contracting, construction and start-up;
  Operation of power generating facilities including breakdown or failure of equipment, performance below expected levels, competition, fuel supply, including availability, transportation and prices, and transmission;
  Impacts from the potential formation of a regional transmission organization and the dissolution of Grid West;
  Population growth rates and demographic patterns;
  Market demand and prices for energy, including structural market changes;
  Changes in operating expenses and capital expenditures and fluctuations in sources and uses of cash;
  Results of financing efforts, including the ability to obtain financing on favorable terms, which can be affected by factors such as credit ratings and general economic conditions;
  Actions by credit rating agencies, including changes in rating criteria and new interpretations of existing criteria;
  Homeland security, natural disasters, acts of war or terrorism;
  Market conditions and technological developments that could affect the operations and prospects of IDACORP's subsidiaries or their competitors;
  Increasing health care costs and the resulting effect on medical benefits paid for employees;
  Performance of the stock market and the changing interest rate environment, which affect the amount of required contributions to pension plans, as well as the reported costs of providing pension and other postretirement benefits;
  Increasing costs of insurance, changes in coverage terms and the ability to obtain insurance;
  Changes in tax rates or policies, interest rates or rates of inflation;
  Adoption of or changes in critical accounting policies or estimates; and
  New accounting or Securities and Exchange Commission requirements, or new interpretation or application of existing requirements.

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

EXECUTIVE OVERVIEW:

Third quarter 2006 financial results
IDACORP's earnings for the quarter were $44 million, a $20 million increase over the same period in 2005.  Basic and diluted earnings per share were $1.03 in the third quarter of 2006 and $0.56 in the same period of 2005.  The gain on the sale of ITI and improved results at IPC were the key drivers of IDACORP's increase.  IDACORP recorded a gain of $11.8 million, net of tax, or $0.27 per diluted share for the sale of ITI.

IPC's earnings increased from $21 million in 2005 to $30 million in 2006, mainly due to customer growth and increased electricity usage.  Key components of the increase in earnings include the following:

  Customer growth and increased usage due to warmer weather increased revenues $7.9 million. Customer numbers grew by approximately 3.5 percent and cooling degree days increased 9.9 percent quarter over quarter.  General business revenues decreased $35.7 million due to a 19.3 percent PCA rate reduction effective June 1, 2006, partially offset by a 3.2 percent base rate increase on that same date.
  Other revenues increased $7.5 million from the third quarter of 2005 due to the expiration in the second quarter 2006 of certain regulatory amortizations.

  Net power supply expenses (fuel and purchased power expense less off-system sales) increased $18.9 million as a result of higher fuel and fuel transportation costs, and the need to make power purchases during a period of high prices prompted by warmer than normal weather, especially in July.

  The PCA mechanism resulted in a $55 million credit for the quarter.  Net power supply costs in excess of the amounts in the annual PCA forecast account for $51 million of the $55 million credit with the remainder representing the amortization of prior year authorized balances.

  Other operations and maintenance expenses decreased primarily as a result of a $3 million reversal of accrued FERC fees arising from a court judgment finalized in September 2006.  Taxes other than income taxes were also lower due to property tax relief enacted by the Idaho Legislature in August 2006.

IDACORP's non-regulated subsidiaries and the holding company contributed earnings of $0.32 per diluted share, compared to $0.06 per diluted share in the third quarter of 2005.  The increase is primarily a result of the gain on the sale of ITI.

Power Cost Adjustment
On June 1, 2006, IPC implemented its annual Power Cost Adjustment (PCA), resulting in a $123.5 million reduction in the rates of Idaho customers.  The reduction in rates comes as a direct benefit of the above-average snow pack in the mountains upstream of Brownlee Reservoir and lower-than-forecasted power supply costs in the 2005-2006 PCA year.  In years when water is plentiful and IPC can fully utilize its extensive hydroelectric system, power production costs are lower and IPC can pass those benefits to its customers in the form of rate reductions.  When water is in short supply, as it was from 2000 through 2005, the higher costs of supplying power by other means also are shared with IPC's customers.

General rate case settlement
On June 1, 2006, IPC implemented a 3.2 percent ($18 million annual) increase to its Idaho retail base rates.  IPC had filed a general rate case with the IPUC in October 2005, and the IPUC approved a settlement agreement in May 2006.  Base rates primarily reflect IPC's cost of providing electrical service to its customers, including equipment, vehicles and infrastructure.  IPC's overall allowed rate of return in Idaho increased from 7.85 percent to 8.1 percent.

IRS audit proceedings
On October 13, 2006, the Internal Revenue Service issued its examination report and assessment for IDACORP's 2001-2003 tax years.  The IRS and IDACORP were able to settle all issues, with the exception of IPC's capitalized overhead cost method.  The federal tax assessment for the settled issues will be paid in November 2006 and will not have a material impact on IDACORP's 2006 results of operations or cash flows.  The disallowance of IPC's capitalized overhead cost method for uniform capitalization (the simplified service cost method) resulted in a federal tax assessment of $45 million.  IDACORP disagrees with this conclusion and will appeal the issue.  In November 2006, IDACORP will file its formal protest, make a deposit of the disputed tax with the IRS to stop the accrual of interest, and enter the appeals process.  Management cannot predict the timing or outcome of this process, but believes that an adequate provision for income taxes and related interest charges has been made for this issue (see "Income Taxes" for a more detailed discussion).

June and July 2006 high temperatures
IPC's service territory, along with much of the western United States, experienced above-normal temperatures during the months of June and July 2006.  New records were set for cooling degree-days, a measure of temperature impact on customer demand.  Due to these above-normal conditions, a new summer peak of 3,050 MW was first set on June 27, 2006, and was subsequently surpassed on July 24, 2006, when a new summer peak of 3,084 MW was recorded.  Since June 27, the previous system peak of 2,983 MW, which was set in 2002, has been met or exceeded 11 times.  IPC was able to meet all of its load requirements during these periods of increased demand through its system generation and by increasing the amount of its purchased power.

Integrated Resource Plan
IPC filed its 2006 Integrated Resource Plan (IRP) with the IPUC in September 2006 and with the OPUC in October 2006.  The 2006 IRP previewed IPC's load and resource situation for the next twenty years, analyzed potential supply-side and demand-side options and identified near-term and long-term actions.  IPC is reviewing the potential impact of implementing the IRP on future construction expenditures and expects estimated total construction expenditures for the years 2007 through 2009 to exceed the 2006 through 2008 estimate.  Variations in the timing and amounts of capital expenditures will result from regulatory and environmental factors, load growth and other resource acquisition needs, including relicensing expenditures.  See "REGULATORY ISSUES - Integrated Resource Plan" for a discussion of IPC's 2006 IRP.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

IDACORP's and IPC's discussion and analysis of their financial condition and results of operations are based upon their condensed consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires IDACORP and IPC to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, IDACORP and IPC evaluate these estimates including those estimates related to rate regulation, benefit costs, contingencies, litigation, impairment of assets, income taxes, restructuring costs and bad debt.  These estimates are based on historical experience and on other assumptions and factors that are believed to be reasonable under the circumstances, and are the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  IDACORP and IPC, based on their ongoing reviews, make adjustments when facts and circumstances dictate.

IDACORP's and IPC's critical accounting policies are reviewed by the Audit Committee of the Board of Directors.  These policies are discussed in more detail in the Annual Report on Form 10-K for the year ended December 31, 2005, and have not changed materially from that discussion.

RESULTS OF OPERATIONS:

This section of the MD&A takes a closer look at the significant factors that affected IDACORP's and IPC's earnings during the three and nine months ended September 30, 2006.  In this analysis, the results for 2006 are compared to the same period in 2005.

The following table presents the earnings (losses) for IDACORP's segments as well as the holding company:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Continuing operations:
IPC - Utility operations	$30,389	$20,969	$77,022	$55,354
IDACORP Financial Services	2,116	2,687	6,347	7,777
Ida-West Energy	1,079	888	2,441	1,714
IDACORP Energy	(54)	(84)	(166)	(607)
Holding Company	(1,038)	1,501	(3,524)	(41)
Income from continuing operations	32,492	25,961	82,120	64,197
Income (losses) from discontinued operations	11,497	(2,344)	7,201	(8,062)
Net income	$43,989	$23,617	$89,321	$56,135

Average common shares outstanding (diluted)	42,863	42,380	42,710	42,318
Diluted earnings (loss) per share:
Income from continuing operations	$0.76	$0.61	$1.92	$1.52
Income (losses) from discontinued
operations	$0.27	$(0.05)	$0.17	$(0.19)
Diluted earnings per share	$1.03	$0.56	$2.09	$1.33

Utility Operations

Operating environment:
IPC is one of the nation's few investor-owned utilities with a predominantly hydroelectric generating base.  Because of its reliance on hydroelectric generation, IPC's generation operations can be significantly affected by weather conditions.  The availability of hydroelectric power depends on the amount of snow pack in the mountains upstream of IPC's hydroelectric facilities, springtime snow pack run-off, rainfall and other weather and stream flow management considerations.  During low water years, when stream flows into IPC's hydroelectric projects are reduced, IPC's hydroelectric generation is reduced.  This results in less generation from IPC's resource portfolio (hydroelectric, coal-fired and gas-fired) available for off-system sales and, most likely, an increased use of typically more expensive purchased power to meet load requirements.  Both of these situations - a reduction in profitable off-system sales and an increased use of more expensive purchased power - result in increased net power supply costs.  During high water years, increased off-system sales and the decreased need for purchased power reduce net power supply costs.

Operations plans are developed during the year to provide guidance for generation resource utilization and energy market activities (off-system sales and power purchases).  The plans incorporate forecasts for generation unit availability, reservoir storage and stream flows, gas and coal prices, customer loads, energy market prices and other pertinent inputs.  Consideration is given to when to use IPC's available resources to meet forecast loads and when to transact in the energy market.  The allocation of hydroelectric generation between heavy-load and light-load hours or calendar periods is considered in development of the operating plans.  This allocation is intended to utilize the flexibility of the hydroelectric system to shift generation to high value periods, while operating within the constraints imposed on the system.  IPC's energy risk management policy, unit operating requirements and other obligations provide the framework for the plans.

The following table presents IPC's power supply for the three and nine month periods ended September 30:

	MWh
	Hydroelectric	Thermal	Total system	Purchased
	Generation	Generation	Generation	Power	Total
Three months ended:
September 30, 2006	1,821	2,082	3,903	1,427	5,330
September 30, 2005	1,494	2,070	3,564	1,420	4,984

Nine months ended:
September 30, 2006	7,687	5,020	12,707	4,130	16,837
September 30, 2005	4,818	5,409	10,227	3,104	13,331

The observed streamflow data released on August 1, 2006, by the National Weather Service's Northwest River Forecast Center indicates that Brownlee reservoir inflow for April through July 2006 was 8.95 million acre-feet (maf), or 142 percent of average.  Storage in selected federal reservoirs upstream of Brownlee as of October 29, 2006, was 126 percent of average.  With current and forecasted stream flow conditions, IPC expects to generate between 9.0 and 9.2 million MWh from its hydroelectric facilities in 2006, compared to 6.2 million MWh in 2005.

Generation from thermal plants during 2006 has been lower than 2005 due primarily to an unanticipated outage at the Boardman plant, of which IPC owns a ten percent interest.  The unit returned to service in late June 2006.  Additionally, the Bennett Mountain combustion turbine suffered a mechanical failure on July 11, 2006.  IPC's investigation has revealed that during construction a bolt was negligently installed by a third party.  The bolt came loose, causing extensive mechanical damage.  The plant was down from July 12 through September 6, 2006.  Total repair costs are estimated to be approximately $16 million.  IPC anticipates that insurance proceeds and recovery from the party or parties responsible for the failure will result in substantial reimbursement of these costs.  IPC expects to generate approximately 6.9 million MWh from its thermal facilities in 2006, compared to 7.3 million MWh in 2005.

IPC's system load peaks in the summer and winter, with the larger peak demand occurring in the summer.  IPC's record system peak of 3,084 MW occurred on July 24, 2006.  IPC was able to meet system load requirements and off-system sales requirements and had sufficient system reserves in place.

General business revenue:  The following table presents IPC's general business revenues, MWh sales, average number of customers and Boise, Idaho weather conditions for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue
Residential	$72,550	$76,131	$224,992	$215,506
Commercial	41,700	48,115	125,241	129,547
Industrial	24,055	31,780	80,947	86,893
Irrigation	41,106	51,211	69,623	72,243
Total	$179,411	$207,237	$500,803	$504,189
MWh
Residential	1,249	1,141	3,689	3,424
Commercial	1,009	965	2,794	2,719
Industrial	875	880	2,597	2,548
Irrigation	987	1,012	1,593	1,386
Total	4,120	3,998	10,673	10,077
Customers (average, in thousands)
Residential	389,379	375,359	386,122	371,585
Commercial	59,202	57,327	58,727	56,892
Industrial	131	130	132	128
Irrigation	18,219	18,013	18,093	17,930
Total	466,931	450,829	463,074	446,535

Heating degree-days	114	107	3,115	3,182
Cooling degree-days	940	855	1,209	963
Precipitation (inches)	0.42	0.34	8.62	8.14

Heating and cooling degree-days are a common measure used in the utility industry to analyze the demand for electricity and indicate when a customer would use electricity for heating and air conditioning.  A degree-day measures how much the average daily temperature varies from 65 degrees.  Each degree of temperature above 65 degrees is counted as one cooling degree-day, and each degree of temperature below 65 degrees is counted as one heating degree-day.

General business revenue decreased $28 million for the quarter, due primarily to:

  Usage:  Weather variations positively impacted sales by approximately $3 million.  Temperatures were slightly warmer compared to the third quarter of 2005, primarily due to unusually warm weather in July.
  Customers:  General business customer growth improved revenue $5 million for the quarter, as IPC continues to experience strong customer growth in its service territory.
  Rates:  Lower rates decreased general business revenue $36 million from the same quarter last year.  On June 1, 2006, IPC implemented a PCA that decreased rates by an average of 19.3 percent, which was partially offset by a base rate increase of 3.2 percent on the same date.  The third quarter of 2005 also included amounts related to a rate case tax settlement and an irrigation load reduction program which were recovered in rates from June 2005 to May 2006 (with a corresponding reduction to other revenues).

General business revenues decreased $3 million year-to-date, due primarily to:

  Usage:  Weather variations positively impacted sales by approximately $18 million.  Conditions were unusually warm in May, June and July compared to the prior year, which had an abnormally cool and wet spring.
  Customers:  General business customer growth improved revenue $15 million for the year, as IPC continues to experience strong customer growth in its service territory.

  Rates:  Rates negatively impacted general business revenue by $36 million year-to-date as compared to the prior year.  A PCA reduction on June 1, 2006, decreased rates by an average of 19.3 percent but was moderated by a base rate increase also effective June 1, 2006, of 3.2 percent.  Together these rate changes accounted for a decrease in general business revenue of $48 million from June through September.  However, higher rates in the first half of 2006, as compared to the prior year, partially offset this decrease.  From January through May 2006 rates increased general business revenue by $12 million.  Rates were higher in the first half of 2006 compared to the first half of 2005 as a result of rate increases effective June 1, 2005 for base rates totaling 6.3 percent.

Off-system sales:  Off-system sales consist primarily of long-term sales contracts and opportunity sales of surplus system energy.  The following table presents IPC's off-system sales for the three and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue	$39,692	$34,105	$219,531	$105,189
MWh sold	790	587	5,077	2,269
Revenue per MWh	$50.22	$58.12	$43.24	$46.36

Improved streamflow conditions increased total system generation and electricity available for surplus sales.  Revenues from higher sales volumes were moderated by lower prices caused by abundant energy in the region.  Additional sales activities are the result of conforming to IPC's risk management policy, managing IPC's energy portfolio to meet customer load, and reacting to changes in market conditions to minimize net power supply costs.

Other revenues:  The following table presents the components of other revenues for the three and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Transmission services and property rental	$10,210	$9,951	$27,639	$28,503
Rate case tax settlement	100	(3,602)	(4,745)	(134)
Irrigation load reduction	118	(4,188)	(5,400)	(5,296)
Provision for rate refund	(732)	-	(907)	400
Total	$9,696	$2,161	$16,587	$23,473

From June 2005 to May 2006 IPC was collecting and recording in general business revenues, with a corresponding reduction to other revenues, amounts related to a 2003 Idaho general rate case tax settlement and amounts related to an irrigation load reduction program.  Revenues for the rate case tax settlement were accrued from September 2004 to May 2005.  The increase in other revenues as compared to the third quarter of 2005 is due primarily to the completed recovery of these amounts during the second quarter of 2006.  Partially offsetting the increase is a provision for rate refund associated with a revised Open Access Transmission Tariff (OATT) filing with the FERC requesting an increase in transmission rates (see "Regulatory Matters" for a more detailed discussion of the OATT filing).

Purchased power:  The following table presents IPC's purchased power for the three and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Purchases	$98,926	$81,396	$229,659	$162,403
MWh purchased	1,427	1,420	4,130	3,104
Cost per MWh purchased	$69.33	$57.32	$55.61	$52.32

The increase in purchased power in the third quarter of 2006 was due primarily to record high temperatures and electricity demand in July 2006, which led to increased purchases during a period of high market prices.  The year-to-date increase was also impacted by early water year indications suggesting continued drought conditions for 2006, which prompted IPC to make forward purchases in conformance with its risk management policy.  Additional purchase activities were the result of managing IPC's energy portfolio to meet customer load and reacting to changes in market conditions to minimize net power supply costs.

Fuel expense:  The following table presents IPC's fuel expenses and generation at its thermal generating plants for the three and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Fuel expense	$34,933	$28,018	$83,856	$77,483
Thermal MWh generated	2,082	2,070	5,020	5,409
Cost per MWh	$16.78	$13.53	$16.70	$14.32

The increase in fuel expense is due primarily to a $4 million increase in expense from higher coal and rail transportation costs.  The increased cost of coal is due primarily to higher market demand, and the increased rail transportation costs are primarily driven by higher diesel fuel costs, including an adjustable fuel surcharge.  Higher natural gas costs of $2 million also contributed to the increase.  Natural gas costs in the third quarter of 2005 were abnormally low as a result of credits received for the sale-back of natural gas to the supplier at market price, which was greater than the price as purchased for use at IPC's gas-fired plants.

PCA:  PCA expense represents the effects of IPC's PCA regulatory mechanism and Oregon deferrals of net power supply costs, which are discussed in more detail below in "REGULATORY MATTERS - Deferred (Accrued) Net Power Supply Costs."

In the third quarter of 2006, higher electricity purchase prices, particularly in July, coupled with increased coal and natural gas prices, caused a significant increase in net power supply costs (fuel and purchased power less off-system sales) over the amounts in the annual PCA forecasts.  This increase in net power supply costs was partially offset by increased hydroelectric generation in the first half of 2006, resulting in the deferral of costs which will be recovered in subsequent rate years.  As the deferred costs are recovered in rates, the deferred balances are amortized.

The following table presents the components of PCA expense for the three and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Current year power supply cost deferral	$(51,216)	$(12,833)	$(7,499)	$(25,378)
Amortization of prior year authorized balances	(3,779)	3,163	571	23,705
Total power cost adjustment	$(54,995)	$(9,670)	$(6,928)	$(1,673)

Other operating and maintenance expenses:  O&M expenses decreased $2 million for the quarter and increased $9 million year-to-date, compared to 2005.  The third quarter decrease was primarily attributable to a $3 million reversal of accrued FERC fees.  IPC and several other utilities contested whether certain federal agency charges could be passed on to utilities through FERC fees.  A judgment in favor of IPC and the other utilities was finalized in September.  The year-to-date increase primarily resulted from a $4 million increase in labor-related expenses, a $4 million increase in electricity transmission expenses, a $2 million increase in thermal plant expenses and a $1 million increase in electricity generation expenses.  These increases were partially offset by the reversal of accrued FERC fees recorded in the third quarter of 2006.  Total O&M expenses in 2006 are expected to be between $250 and $260 million.
Non-utility operations

IFS
IFS contributed $2.1 million in the third quarter of 2006, compared to $2.7 million in the third quarter of 2005.  IFS' income is derived principally from the generation of federal income tax credits and accelerated tax depreciation benefits related to its investments in affordable housing and historic rehabilitation developments.  IFS generated $4.6 million of tax credits in the third quarter of 2006 ($13.8 million year-to-date) and expects to continue delivering tax benefits at a level commensurate with the ongoing needs of IDACORP.

Discontinued Operations
In the second quarter of 2006, IDACORP management designated the operations of ITI and IDACOMM as assets held for sale, as defined by Statement of Financial Accounting Standards No. 144.  The operations of these entities are presented as discontinued operations in IDACORP's financial statements.

On July 20, 2006, IDACORP completed the sale of all of the outstanding common stock of ITI to IdaTech UK Limited, a wholly-owned subsidiary of Investec Group Investments (UK) Limited.  IDACORP recorded a gain of $11.8 million, net of tax, or $0.27 per diluted share from this transaction in the third quarter of 2006.

On October 12, 2006, IDACORP entered into an agreement to sell all of the outstanding common stock of IDACOMM to American Fiber Systems, Inc.  IDACORP expects to complete the sale as early as the end of the fourth quarter of 2006, subject to regulatory approvals.  IDACORP does not expect the sale to have a material effect on its financial position, results of operations or cash flows.

ITI lost $0.2 million in the third quarter of 2006 and $3.6 million year-to-date, compared to losses of $2.5 million and $6.9 million for the same periods in 2005.  IDACOMM lost $0.2 million in the third quarter of 2006 and $0.6 million year-to-date, compared to losses of $0.7 million and $1.0 million for the same periods in 2005.

INCOME TAXES:

Income tax rate
In accordance with interim reporting requirements, IDACORP and IPC use an estimated annual effective tax rate for computing their provisions for income taxes.  IDACORP's effective rate on continuing operations for the nine months ended September 30, 2006, was 24.1 percent, compared to 17.1 percent for the nine months ended September 30, 2005.  IPC's effective tax rate for the nine months ended September 30, 2006, was 38.5 percent, compared to 40.9 percent for the nine months ended September 30, 2005.

The differences in estimated annual effective tax rates are primarily due to the increase in pre-tax earnings at IDACORP and IPC, the loss of IPC's simplified service cost method tax deduction in 2005 and the adoption of a new uniform capitalization method in 2006, timing and amount of IPC's regulatory flow-through tax adjustments, settlement of a Bridger Coal Company partnership audit at IPC (discussed below), and slightly lower tax credits from IFS.

Status of audit proceedings
In March 2005, the Internal Revenue Service (IRS) began its examination of IDACORP's 2001-2003 tax years.  On October 13, 2006, the IRS issued its examination report and assessment for those years.  With the exception of IPC's capitalized overhead costs method, discussed below, the IRS and IDACORP were able to settle all issues.  The federal tax assessment for the settled issues will be paid in November 2006.  It is expected that associated interest charges and state income taxes will be paid during 2007.  Settlement of the agreed issues will not have a material impact on IDACORP's 2006 results of operations or cash flows.

The IRS disallowed IPC's capitalized overhead cost method for uniform capitalization (the simplified service cost method) on the basis that IPC's self-constructed assets were not produced on a "routine and repetitive" basis as defined by Rev. Rul. 2005-53.  The disallowance resulted in a federal tax assessment of $45 million.  IDACORP disagrees with this conclusion and will appeal the issue.  Accordingly, in November, 2006 IDACORP will file its formal protest, make a deposit of the disputed tax with the IRS to stop the accrual of interest, and enter the appeals process.  Management cannot predict the timing or outcome of this process, but believes that an adequate provision for income taxes and related interest charges has been made for this issue.

The simplified service cost method was also used for IPC's 2004 tax year.  While 2004 is not currently under examination, it is likely the IRS will take the same position for 2004 as it did for 2001-2003; however, it is not likely that this position will result in a federal income tax assessment primarily due to the mitigating effect of accelerated tax depreciation.

On July 7, 2006, the IRS issued its examination report for Bridger Coal Company's 2001-2003 tax years.  Bridger Coal is a partnership investment owned one-third by IPC.  The audit resulted in net favorable adjustments to Bridger Coal's tax returns for those years.  IPC's third quarter income tax expense decreased by $1.3 million as a result of the settlement.

IDACORP intends to vigorously defend its tax positions.  It is possible that material differences in actual outcomes, costs and exposures relative to current estimates, or material changes in such estimates, could have a material adverse effect on IDACORP's and IPC's consolidated financial position, results of operations, or cash flows.

Capitalized overhead costs
Generally, section 263A of the Internal Revenue Code of 1986, as amended, requires the capitalization of all direct costs and indirect costs, including mixed service costs, which directly benefit or are incurred by reason of the production of property by a taxpayer.  The simplified service cost method, a "safe harbor" method, is one of the methods provided by the section 263A treasury regulations for the calculation of mixed service cost capitalization.  IPC adopted the simplified service cost method for both the self-construction of utility plant and production of electricity beginning with its 2001 federal income tax return.

On August 2, 2005, the IRS and the Treasury Department issued guidance interpreting the meaning of "routine and repetitive" for purposes of the simplified service cost and simplified production methods of the Internal Revenue Code section 263A uniform capitalization rules.  The guidance was issued in the form of a revenue ruling (Rev. Rul. 2005-53) which is effective for all open tax years ending prior to August 2, 2005, and proposed and temporary regulations (the "Temporary Regulations") which are effective for tax years ending on or after August 2, 2005.  Both pieces of guidance take a more restrictive view of the definition of self-constructed assets produced by a taxpayer on a "routine and repetitive" basis than did treasury regulations in effect at the time IPC changed to the simplified service cost method.

For IPC, the simplified service cost method produced a current tax deduction for costs capitalized to electricity production that are capitalized into fixed assets for financial accounting purposes.  Deferred income tax expense had not been provided for this deduction because the prescribed regulatory tax accounting treatment does not allow for inclusion of such deferred tax expense in current rates.  Rate regulated enterprises are required to recognize such adjustments as regulatory assets if it is probable that such amounts will be recovered from customers in future rates.

As discussed in "Status of Audit Proceedings" above, the IRS has disallowed IPC's use of the simplified service cost method for the tax years 2001-2003 on the basis of Rev. Rul. 2005-53.  As a result, the IRS has assessed a $45 million tax liability.  IDACORP will appeal the IRS's assessment.  Because of the nature of the issue, IDACORP's exposure with respect to this matter may be less than the tax assessed plus applicable interest charges.  The resolution of this matter could result in a one time charge to earnings; however, at this time IDACORP is not in a position to quantify such amount.  Additionally, after resolution IDACORP will likely amend its 2005 federal income tax return and its 2005 method change application to account for the effects that such resolution has on IPC's new uniform capitalization method (discussed below).  This amendment is not expected to have a negative impact on IDACORP's or IPC's consolidated financial position, results of operations, or cash flows.

With respect to tax year 2005 and future tax years, the Temporary Regulations, as drafted, preclude IPC from using the simplified service cost method for its self-constructed assets.  Under the Temporary Regulations, IPC is required to use another allowable section 263A method for its indirect costs, including mixed service costs.  As a result of the Temporary Regulations, IPC made changes to its overall section 263A uniform capitalization method of accounting.  In September 2006, the changes were adopted with an automatic method change request included in IDACORP's 2005 federal income tax return.  The uniform capitalization methodology adopted for 2005 and subsequent years involves the use of the specific identification, burden rate, and step-allocation methods of accounting.  The methods used are allowable under both the final and temporary section 263A regulations.

As with the simplified service cost method, the new uniform capitalization methodology produces an annual tax deduction for costs that are not required to be capitalized under section 263A as well as costs capitalized into the production of electricity.  The method, while producing a beneficial result, is not as favorable as the simplified service cost method.  Changing the uniform capitalization method will result in a net charge to IPC's 2006 income tax expense of $6.1 million, with $5.4 million being recorded in the third quarter.  The estimated 2006 tax deduction produces a $3.3 million tax benefit for the year, $2.5 million of which was recorded at IPC in the third quarter.  The change in method is not expected to have a material effect on IDACORP's or IPC's 2006 cash flows.  The accounting and regulatory treatment for the new method is the same as previously used for the simplified service cost method.

LIQUIDITY AND CAPITAL RESOURCES:

Operating cash flows
IDACORP's and IPC's operating cash flows for the nine months ended September 30, 2006, were $170 million and $134 million, respectively.

IDACORP's and IPC's operating cash flows increased $49 million and $8 million, respectively, compared to 2005.  The increase in IDACORP's operating cash flows was primarily the result of activities at IE.  IE collected $12 million of accounts receivable in 2006 resulting from the settlement of legal matters, and a $10 million margin deposit made in 2005 was returned by the counterparty in 2006.  The remaining increase in cash flows resulted primarily from normal fluctuations in working capital items.

In 2006 and 2007, net cash provided by operating activities will continue to be driven by IPC, where general business revenues, sales of excess energy to wholesale customers, and costs to supply power to general business customers have the greatest impact on operating cash flows.  Additionally, in the fourth quarter of 2006, IDACORP expects to make a $45 million federal tax deposit relating to the assessment by the IRS on IPC's 2001 through 2003 federal income tax returns.  IDACORP disagrees with this assessment but is making the tax deposit to stop the accrual of interest charges.  See "INCOME TAXES - Status of audit proceedings" for a discussion of this assessment.

Contractual obligations
There have been no material changes in contractual obligations, outside of the ordinary course of business, since December 31, 2005.

Credit ratings
Access to capital markets at a reasonable cost is determined in large part by credit quality.  The following table outlines the current S&P, Moody's and Fitch ratings of IDACORP's and IPC's securities:

	S&P		Moody's		Fitch
	IPC	IDACORP	IPC	IDACORP	IPC	IDACORP
Corporate Credit Rating	BBB+	BBB+	Baa 1	Baa 2	None	None
Senior Secured Debt	A-	None	A3	None	A-	None
Senior Unsecured Debt	BBB	BBB	Baa 1	Baa 2	BBB+	BBB
	(prelim)	(prelim)
Short-Term Tax-Exempt Debt	BBB/A-2	None	Baa 1/	None	None	None
VMIG-2
Commercial Paper	A-2	A-2	P-2	P-2	F-2	F-2
Credit Facility	None	None	Baa 1	Baa 2	None	None
Rating Outlook	Negative	Negative	Stable	Stable	Stable	Stable

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

Capital requirements
IDACORP's internal cash generation after dividends is expected to provide less than the full amount of total capital requirements for 2006 through 2008.  The contribution from internal cash generation is dependent primarily upon IPC's cash flows from operations, which are subject to risks and uncertainties relating to weather and water conditions, and IPC's ability to obtain rate relief to cover its operating costs.

IDACORP's internally generated cash after dividends is expected to provide approximately 44 percent of 2006 capital requirements, where capital requirements are defined as utility construction expenditures, excluding Allowance for Funds Used During Construction (AFDC), plus other regulated and non-regulated investments.  This excludes mandatory or optional principal payments on debt obligations.  IDACORP and IPC expect to continue financing the utility construction program and other capital requirements with internally generated funds and externally financed capital.

The current expectation of approximately 44 percent of 2006 capital requirements is a decrease from the 58 percent projected in IDACORP's and IPC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.  This decrease is primarily due to a projected $45 million tax deposit that will be made with the IRS pending settlement of prior year tax returns.  Both the current and prior quarter estimates for 2006 also include $28 million in income taxes paid by IPC in the first quarter of 2006 from the sale of excess SO2 emission allowances in 2005.  These tax payments total $73 million and reduced IDACORP's 2006 forecast for internally generated cash.  Excluding these tax payments, IDACORP's internally generated cash after dividends would have provided approximately 83 percent of 2006 capital requirements.

Utility construction program:  Utility construction expenditures were $166 million for the nine months ended September 30, 2006, compared to $128 million for the nine months ended September 30, 2005 due primarily to increases in transmission and distribution construction.  IPC's total construction expenditures are expected to be $720 million, excluding AFDC, from 2006 through 2008.  IPC has recently issued its 2006 Integrated Resource Plan (IRP) and is reviewing the potential impact on its future construction expenditures.  It is expected that estimated total construction expenditures for the years 2007 through 2009 will exceed the 2006 through 2008 estimate as a result of implementing the IRP.  See "REGULATORY ISSUES - Integrated Resource Plan" for a discussion of IPC's 2006 IRP.  Variations in the timing and amounts of capital expenditures will result from regulatory and environmental factors, load growth and other resource acquisition needs, including relicensing expenditures.

Other capital requirements:  Most of IDACORP's non-regulated capital expenditures relate to IFS' investments in affordable housing developments that help lower IDACORP's income tax liability.

Financing Programs
Credit facilities:  IDACORP has a $150 million five-year credit agreement with various lenders (IDACORP Facility), which is used for general corporate purposes and commercial paper back-up and will terminate on March 31, 2010.  The IDACORP

Facility provides for the issuance of loans and standby letters of credit not to exceed the aggregate principal amount of $150 million, provided that the aggregate amount of the standby letters of credit may not exceed $75 million.

IPC has a $200 million five-year credit agreement with various lenders (IPC Facility), which is used for general corporate purposes and commercial paper back-up and will terminate on March 31, 2010.  The IPC Facility provides for the issuance of loans and standby letters of credit not to exceed the aggregate principal amount of $200 million, provided that the aggregate amount of the standby letters of credit may not exceed $100 million.

At September 30, 2006, no loans were outstanding under the IDACORP Facility or IPC Facility.
The IDACORP Facility and the IPC Facility both contain a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization of no more than 65 percent as of the end of each fiscal quarter.  At September 30, 2006, the leverage ratios for both IDACORP and IPC were 49 and 51 percent, respectively.  At September 30, 2006, IDACORP was in compliance with all other covenants of the IDACORP Facility and IPC was in compliance with all other covenants of the IPC Facility.

See "LIQUIDITY AND CAPITAL RESOURCES - Financing Programs - Credit Facilities" in IDACORP's and IPC's Annual Report on Form 10-K for the year ended December 31, 2005, for a discussion of the terms of the IDACORP Facility and the IPC Facility.

Long-term financings:  In April 2005, with the goal of adding additional common equity to its capital structure, IDACORP began using original issue common stock in its Dividend Reinvestment and Stock Purchase Plan, rather than purchasing this stock on the open market.  Beginning in August 2005, IDACORP also began using original issue common stock for its 401(k) plan.  In the third quarter of 2006, IDACORP issued 56,548 shares.

On October 3, 2006, IPC completed a tax-exempt bond financing in which Sweetwater County, Wyoming issued and sold $116,300,000 aggregate principal amount of its Pollution Control Revenue Refunding Bonds (Idaho Power Company Project) Series 2006.  The bonds will mature on July 15, 2026.  The $116.3 million proceeds were loaned by Sweetwater County to IPC pursuant to a Loan Agreement, dated as of October 1, 2006, between Sweetwater County and IPC (the Loan Agreement)  On October 10, 2006, the proceeds of the new bonds, together with certain other moneys of IPC, were used to refund Sweetwater County's (i) Pollution Control Revenue Refunding Bonds (Idaho Power Company Project) Series 1996A that were outstanding in the aggregate principal amount of $68,100,000, (ii) Pollution Control Revenue Refunding Bonds (Idaho Power Company Project) Series 1996B that were outstanding in the aggregate principal amount of $24,200,000 and (iii) Pollution Control Revenue Refunding Bonds (Idaho Power Company Project) Series 1996C that were outstanding in the aggregate principal amount of $24,000,000.  The regularly scheduled principal and interest payments on the bonds, and principal and interest payments on the bonds upon mandatory redemption on determination of taxability, are insured by a financial guaranty insurance policy issued by AMBAC Assurance Corporation.  IPC and AMBAC have entered into an Insurance Agreement, dated as of October 3, 2006, pursuant to which IPC has agreed, among other things, to pay certain premiums to AMBAC and to reimburse AMBAC for any payments made under the policy.

In order to secure IPC's obligation to make principal and interest payments on the loan made to IPC, IPC issued and delivered to a trustee IPC's First Mortgage Bonds, Pollution Control Series C, in a principal amount equal to the principal amount of the new bonds.

LEGAL AND ENVIRONMENTAL ISSUES:

Legal and Other Proceedings

Reference is made to IDACORP's and IPC's Annual Report on Form 10-K for the year ended December 31, 2005, and Quarterly Report on Form 10-Q for the quarters ended March 31, 2006, and June 30, 2006, for a discussion of all material pending legal proceedings to which IDACORP and IPC and their subsidiaries are parties.  The following discussion provides a summary of material developments that occurred in those proceedings during the period covered by this report and of any new material proceedings instituted during the period covered by this report.

Shareholder Lawsuit:  On March 29, 2006, the U.S. District Court for the District of Idaho (Judge Edward J. Lodge) issued an Order in this case (Powell v. IDACORP) adopting the Report and Recommendation of Magistrate Judge Williams issued on September 14, 2005, granting the defendants' (IDACORP and certain of its officers and directors) motion to dismiss because plaintiffs failed to satisfy the pleading requirements for loss causation.  However, Judge Lodge modified the Report and Recommendation and ruled that plaintiffs had until May 1, 2006, to file an amended complaint only as to the loss causation element.  On May 1, 2006, the plaintiffs filed an amended complaint.  The defendants filed a motion to dismiss the amended complaint on June 16, 2006, asserting that the amended complaint still failed to satisfy the pleading requirements for loss causation.  Briefing on this most recent motion to dismiss was completed on August 28, 2006.  IDACORP and the other defendants intend to defend themselves vigorously against the allegations.  IDACORP cannot, however, predict the outcome of these matters.

Wah Chang:  Following the October 18, 2005 consolidation of Wah Chang's appeal of the dismissal order to the U.S. Court of Appeals for the Ninth Circuit with an identical order in Wah Chang v. Duke Energy Trading and Marketing, IDACORP, IPC and IE filed an answering brief on November 30, 2005. Wah Chang filed its reply brief on January 6, 2006.  Wah Chang's appeal to the U.S. Court of Appeals for the Ninth Circuit has now been fully briefed; however, no date has yet been set for oral argument.  IDACORP, IPC and IE intend to vigorously defend their position in this proceeding and believe this matter will not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

City of Tacoma:  The City of Tacoma's March 10, 2005, appeal to the U.S. Court of Appeals for the Ninth Circuit of the dismissal of the case by Judge Whaley has been fully briefed; however, no date has yet been set for oral argument.  IDACORP, IPC and IE intend to vigorously defend their position in this proceeding and believe this matter will not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

Wholesale Electricity Antitrust Cases I & II:  In April 2002, several subsidiaries of Reliant Energy, Inc. (Reliant) and Duke Energy Corporation (Duke) filed cross-complaints against IE and IPC and numerous other participants in the California energy market.  The cross-complaints sought indemnification for any liability that may arise from original complaints filed against Reliant and Duke with respect to charges of unlawful and unfair business practices in the California energy markets under California law.  On November 9, 2005, both Duke and Reliant submitted to the California Superior Court stipulations with IE and IPC to conditionally dismiss, with prejudice, the cross-complaints, subject to reinstatement if proposed settlements between Duke and Reliant and the plaintiffs of the underlying actions were not approved by the court.  Neither IE nor IPC paid any amount to Duke or to Reliant to obtain these dismissals.

On December 14, 2005, the court granted final approval of the Duke settlement with the plaintiffs.  The court's order granting final approval of the Duke settlement became final on March 14, 2006.  On January 6, 2006, the court granted preliminary approval of the Reliant settlement.  On March 30, 2006, oppositions and objections to the Reliant settlement were filed by certain parties under the Eggers case caption, including by the States of Montana and Idaho.  Neither IPC nor IE is a party to the Eggers case, which seeks to recover damages on behalf of consumers in western states other than California.  A hearing on final approval of the Reliant settlement was held on April 28, 2006.  At the hearing, the court ruled that the California class settlement would receive final approval contingent on a satisfactory showing that the notice to those class members was adequate.  As for the Eggers case, the court set a briefing schedule to provide evidence and oral argument regarding the State of Montana's treatment by its class representative and Montana's connection to the California energy market.

On May 30, 2006, the Court signed and approved the Judgment, Final Order, and Decree Granting Final Approval to the Reliant settlement.  The Court also signed and approved the Order Granting Reliant's Motion for Good Faith Settlement Determination.  The order approving the Reliant settlement became final on July 31, 2006.  On July 14, 2006, the Court held a separate hearing to consider approval of the settlement of the Eggers action, and thereafter signed and approved the Judgment, Final Order and Decree Granting Final Approval to the Class Action Settlement in the Eggers case.  All appeal periods have now expired.

Western Energy Proceedings at the FERC

1.  California Refund
On February 17, 2006, IE and IPC jointly filed with the California Parties (Pacific Gas & Electric Company, San Diego Gas & Electric Company, Southern California Edison, the California Public Utilities Commission, the California Electricity Oversight Board, the California Department of Water Resources and the California Attorney General) an Offer of Settlement at the FERC.  Other parties had until March 9, 2006, to elect to become an additional settling party.  The majority of other parties chose to opt out of the Settlement.  After consideration of comments, on May 22, 2006, the FERC approved the settlement.  Under the terms of the settlement, IE and IPC assigned $24.25 million of the rights to accounts receivable from the California Independent System Operator (Cal ISO) and California Power Exchange (CalPX) to the California Parties to pay into an escrow account for refunds to settling parties.  Amounts from that escrow not used for settling parties and $1.5 million of the remaining IE and IPC receivables which are to be retained by the CalPX are available to fund, at least partially, payment of the claims of any non-settling parties if they prevail in the remaining litigation of this matter.  Any excess funds remaining at the conclusion of the case are to be returned to IDACORP.  Approximately $10.25 million of the remaining IE and IPC receivables was paid to IE and IPC under the Settlement.

On May 22, 2006, the FERC issued an order approving, with certain conditions, the Offer of Settlement.  On June 21, 2006, the Port of Seattle, Washington filed a request for rehearing of the FERC order approving the Settlement.  On July 10, 2006, IDACORP and the California Parties filed a response to Port of Seattle's request for rehearing.  On October 5, 2006, the FERC issued an order denying the Port of Seattle's request for rehearing.  The time for seeking review of the FERC's Order will not expire until December 4, 2006.  IDACORP is unable to predict at this time if any person will seek such review or, if such review is sought, what the eventual outcome will be.

For some time the Ninth Circuit Court of Appeals held in abeyance consolidated petitions for review (in excess of 100) of FERC orders related to the California Refund proceeding.  On September 21, 2004, the Ninth Circuit convened case management proceedings on these petitions and on October 22, 2004, severed a subset of issues for briefing related to: (1) which parties are subject to the FERC's refund jurisdiction under section 201(f) of the Federal Power Act; (2) the temporal scope of refunds under section 206 of the Federal Power Act; and (3) which categories of transaction are subject to refunds.  Oral argument was held on April 12-13, 2005.  On September 6, 2005, the Ninth Circuit issued a decision on the jurisdictional issues concluding that the FERC lacked refund authority over wholesale electric energy sales made by governmental entities and non-public utilities.  On August 2, 2006, the Ninth Circuit issued its decision on the appropriate temporal reach and the type of transactions subject to the FERC refund orders and concluded, among other things, that all transactions at issue in the case that occurred within or as a result of the CalPX and the Cal ISO were the proper subject of refund proceedings; refused to expand the refund proceedings into the bilateral markets including transactions with the California Department of Water Resources; approved the refund effective date as October 2, 2000, but also required the FERC to consider whether refunds, including possibly market-wide refunds, should be required for an earlier time due to claims that some market participants had violated governing tariff obligations (although the decision did not specify when that time would start, the California Parties generally had sought further refunds starting May 1, 2000); and effectively expanded the scope of the refund proceeding to transactions within the CalPX and Cal ISO markets outside the 24-hour spot market and energy exchange transactions.

IDACORP believes that these decisions should have no material effect on IDACORP under the terms of the IDACORP Settlement with the California Parties approved by the FERC on May 22, 2006.

2.  Market Manipulation
Pursuant to the Offer of Settlement filed with the FERC on February 17, 2006, between the California Parties and IE and IPC and discussed above in "California Refund" the requests for rehearing of the California Parties and other settling parties of the FERC's approval of an earlier settlement with the FERC staff regarding allegations of "gaming" are deemed to be withdrawn.  On May 22, 2006, the FERC issued an order approving the February 17, 2006, Offer of Settlement.  On October 11, 2006, the FERC issued an Order denying rehearing of its earlier approval of the "gaming" allegations, thereby effectively terminating the FERC investigations as to IPC and IE regarding bidding behavior, physical withholding of power and "gaming" without finding of wrongdoing.  The time for seeking review of the FERC's Order will not expire until December 11, 2006.  IPC and IE are unable to predict at this time if any person will seek such review or, if such review is sought, what the eventual outcome will be.

3.  Pacific Northwest Refund
On September 24, 2001, the FERC Administrative Law Judge submitted recommendations and findings to the FERC finding that prices in the Pacific Northwest during the December 25, 2000, through June 20, 2001, time period should be governed by the Mobile-Sierra standard of public interest rather than the just and reasonable standard, that the Pacific Northwest spot markets were competitive and that no refunds should be allowed.  The FERC approved these recommendations on June 25, 2003, and multiple parties then appealed to the Ninth Circuit Court of Appeals.  IE and IPC were parties in the FERC proceeding and are participating in the appeal.  Briefing on the appeal was completed on May 25, 2005, and oral argument has been scheduled for January 8, 2007.  The Settlement approved by the FERC on May 22, 2006, resolves all claims the California Parties have against IE and IPC in the Pacific Northwest Refund proceeding.  The settlement with Grays Harbor resolves all claims Grays Harbor has against IE and IPC in this proceeding.  IE and IPC are unable to predict the outcome as to all other parties in this proceeding.

Other Legal Proceedings:  IDACORP, IPC and/or IE are involved in lawsuits and legal proceedings in addition to those discussed above and in Note 5 to IDACORP's Condensed Consolidated Financial Statements.  The companies believe they have meritorious defenses to all lawsuits and legal proceedings where they have been named as defendants.  Resolution of any of these matters will take time, and the companies cannot predict the outcome of any of these proceedings.  The companies believe that their reserves are adequate for these matters.

Idaho Water Management Issues
Idaho experienced six consecutive years of below normal precipitation and stream flows from 2000 through 2005.  These conditions exacerbated a developing water shortage in the state, which is manifested by a number of water issues including declining Snake River base flows and declining levels in the Eastern Snake Plain Aquifer, a large underground aquifer that has been estimated to hold between 200 - 300 maf of water.  These issues are of interest to IPC because of their potential impacts on generation at IPC's hydroelectric projects.  With respect to base flows, observed records suggest that the base flows in the Snake River, particularly between IPC's Twin Falls and Swan Falls projects, have been in decline for several decades.  The yearly average flow measured below Swan Falls declined at an average rate of 43 cubic feet per second (cfs) per year during the period 1961-2003, and between Twin Falls and Lower Salmon Falls, which significantly contribute to base flow, declined at a rate of approximately 27 cfs per year over the same period.  Low flow in the Snake River near Hagerman, Idaho continued to be observed during 2005, where several river gauges in that area recorded the lowest January - March Snake River flows since the early 1960's.

As a result of these declines in river flows, in 2003 several surface water users filed delivery calls with the Idaho Department of Water Resources (IDWR), demanding that it manage ground water withdrawals pursuant to the prior appropriation doctrine of "first in time is first in right" and curtail junior ground water rights that are depleting the aquifer and affecting flows to senior surface water rights.  These delivery calls have resulted in several administrative actions before the IDWR and judicial actions before the State District Court in Ada and Gooding counties in Idaho challenging the constitutionality of state regulations used by the IDWR to conjunctively administer ground and surface water rights.  One such action, filed in January 2005, involves seven surface water irrigation entities from above Milner Dam that submitted a delivery call letter to the Director of the IDWR requesting that the Director administer and deliver their senior natural flow and storage water rights pursuant to Idaho law.  The irrigation entities contend that existing data reflects that senior surface water rights above Milner Dam have been reduced by approximately 600,000 acre-feet, a 30 percent reduction, over the past six years, due in part to junior groundwater pumping from the Eastern Snake Plain Aquifer, and that these reductions have resulted in cumulative shortages in natural flow and storage water accrual in American Falls Reservoir, a U.S. Bureau of Reclamation reservoir that supplies a portion of their senior water rights.  The Idaho Ground Water Appropriators, Inc., an Idaho non-profit corporation organized to promote and represent the interests of groundwater users, and the U.S. Bureau of Reclamation, the owner of American Falls Reservoir, petitioned to intervene in the delivery call action.  Both petitions were granted.

Since IPC holds water rights that are dependent on the Snake River, spring flows and the overall condition of the Eastern Snake Plain Aquifer, IPC continues to participate in actions, as necessary, to protect its water rights.  One such action relates to the constitutionality of the Conjunctive Management Rules (CMR) that were developed by the IDWR to administer connected ground and surface water rights.  In August 2005, the surface water irrigation entities that initiated the delivery call filed an action against the IDWR in the state district court in Gooding County, Idaho for a declaratory judgment regarding the validity and constitutionality of the CMR.  IPC intervened in the action as a plaintiff/intervenor.  The Idaho Ground Water Appropriators intervened as a defendant.  In October 2005, the plaintiffs in the case filed a motion for summary judgment, contending that the CMR were unconstitutional and violated the doctrine of prior appropriation as applied in Idaho.  After briefing and argument, on June 2, 2006, the district court issued a memorandum decision granting summary judgment to the plaintiffs and holding that the CMR are unconstitutional because the rules failed to protect senior water rights from injury by junior water right diversions.  On July 11, 2006, the IDWR appealed the court's order to the Idaho Supreme Court and subsequently filed a motion with the district court asking the court to stay the effect of its order until the conclusion of the appeal.  On September 27, 2006, the Idaho Supreme Court entered an order denying the stay and expediting the appeal. The Court set an expedited briefing schedule and scheduled oral argument for December 8, 2006. IPC is participating in the appeal.

IPC, together with other interested water users and state interests, also continues to explore and encourage the development of a long-term management plan that will protect the aquifer and the river from further depletion.  One management option being explored is aquifer recharge, or using surface water supplies to increase ground water supplies by allowing the water to percolate into the aquifer in porous locations.  Under certain circumstances aquifer recharge may impact senior water rights, including water rights held by IPC for hydropower purposes, and therefore conflict with state law.  For that reason, IPC continues to participate in the processes that are considering solutions, such as aquifer recharge, to the conflict between ground and surface water interests in an effort to protect its existing hydroelectric generation water rights.

In February 2006, at the request of senior surface water interests, IPC entered into discussions with the State of Idaho, through the Office of the Governor, and senior surface water interests to explore opportunities for engaging in some limited aquifer recharge in 2006, provided any adverse impact to IPC's hydropower generation and its customers is adequately addressed.  These discussions led to a proposal to implement a recharge pilot program in 2006.  However, before that proposal could be finalized, on March 17, 2006, the House of Representatives of the State of Idaho passed House Bill 800, which proposed to repeal certain provisions of the Idaho Code that governed the use of natural water flow to recharge the Eastern Snake Plain Aquifer and would have subordinated certain hydropower water rights held by IPC to aquifer recharge.  The introduction of House Bill 800 effectively concluded the discussions between IPC, senior surface water interests and the Governor's Office to implement a pilot recharge project.

IPC strongly opposed House Bill 800 because, if it had become law, IPC's hydroelectric generation could have been reduced and IPC would have to rely on more expensive generation or purchased power to meet customers' needs.  This would have resulted in higher costs to IPC's customers.  On March 30, 2006, the Senate defeated House Bill 800 by a vote of 21 to 14.

At the conclusion of the legislative session, the Senate passed Senate Concurrent Resolution 136 directing the Idaho Water Resource Board (IWRB) to develop a comprehensive aquifer management plan for the Eastern Snake Plain Aquifer (ESPA) and to receive public input regarding the goals, objectives, and methods of management for the ESPA from affected water right holders, cities, counties, the general public and state and federal agencies.  The IWRB initiated a public process for the development of an aquifer management plan in June 2006. IPC is participating in that process.  The IWRB is expected to report to the Idaho Legislature in 2007 on the progress of the planning effort.

On April 11, 2006, IPC and the State of Idaho entered into a stipulation agreement regarding two water right permits.  The permits allow for limited aquifer recharge and are held by the IWRB.  The two water right permits were issued in the early 1980's, prior to the 1984 Swan Falls Agreement.  IPC entered into the Swan Falls Agreement with the Governor and Attorney General of Idaho in October 1984 to resolve litigation relating to IPC's water rights at the Swan Falls project.  In the early 1980's, IPC filed an action identifying approximately 7,500 water licenses and permits that had the potential to adversely impact IPC's hydropower water rights at the Swan Falls project.  The Swan Falls Agreement resolved that litigation.  One provision of the Swan Falls Agreement provided that the action against the 7,500 water licenses and permits would be dismissed with prejudice and that IPC's hydropower water rights on the middle Snake River would be subordinate to those water rights dismissed.  In the stipulation, IPC and the state recognized that the two water right permits referred to above were named in the action brought by IPC and were subject to the Swan Falls Agreement and that IPC's water rights are therefore subordinate to these water right permits.  IPC cannot determine the financial impact of the stipulation upon IPC and its customers until such time, if ever, that recharge programs under the two water permits are established, but IPC believes that the potential maximum impact in a median water year may be approximately $30 million.

Air Quality Issues
IPC owns two natural gas combustion turbine power plants and co-owns three coal-fired power plants that are subject to air quality regulation.  The natural gas-fired plants, Danskin and Bennett Mountain, are located in Idaho.  The coal-fired plants are:  Jim Bridger (33 percent interest) located in Wyoming; Boardman (ten percent interest) located in Oregon; and North Valmy (50 percent interest) located in Nevada.

Clean Air: The Environmental Protection Agency (EPA) issued SO2 allowances, as defined in the Clean Air Act amendments of 1990, based on coal consumption during established baseline years.  IPC currently has more than a sufficient amount of SO2 allowances to provide compliance for emissions attributable to IPC at all three of its jointly-owned coal-fired facilities and both of its natural gas-fired facilities.

The Clean Air Interstate Rule (CAIR) will cap emissions of SO2 and nitrogen oxides in 28 eastern states and the District of Columbia.  The CAIR does not impose any restrictions on emissions from any IPC facilities and, therefore, IPC does not foresee any adverse effects upon its operations as a result of CAIR.

Clean Air Mercury Rule: The Clean Air Mercury Rule (CAMR) will limit mercury emissions from new and existing coal-fired power plants and creates a market-based cap-and-trade program that will permanently cap utility mercury emissions in two phases (2010 - 2017, and 2018 and beyond).  Mercury emission allocations have been set at the state level, but the states are currently working to allocate the allowances to individual power plants.  States have until November 17, 2006, to submit to the EPA mercury plans establishing mercury emission standards and allowances for the power plants within their jurisdictions.  Mercury continuous emission monitoring systems (CEMS) are required to be installed and operational on each coal-fired unit by January 1, 2009.  IPC is actively monitoring developments on state mercury plans in Idaho, Wyoming, Nevada, and Oregon.

On October 10, 2006, the Wyoming Environmental Quality Commission approved the Wyoming Department of Environmental Quality's (WDEQ) recommended Wyoming regulation to implement CAMR.  This rule will allocate mercury allowances to each plant based on heat-input and hold back 10 percent of the allocated allowances for new sources.  This rule will also allow the plant to participate in the national cap-and-trade program.  Mercury CEMS are planned to be installed at the Jim Bridger plant in 2007 and 2008 at an estimated cost of $0.7 million (IPC share).  Until the mercury CEMS are installed and operational, the amount of mercury emissions is not definitively known.  It is not possible to determine the effect of the allowance allocation rule on future operations and costs at the plant.

Oregon has started a rulemaking process that may result in the adoption of mercury reduction requirements that are stricter than those of the EPA.  The Oregon Department of Environmental Quality (ODEQ) has held public meetings and workshops to discuss the CAMR for Oregon.  During the public hearing held on August 16, 2006, the ODEQ preliminarily recommended a mercury emission limit for the Boardman plant of 0.6lb/TBtu (which would require a reduction in current mercury emission levels of approximately 90 percent).  If the ODEQ recommended mercury limit is adopted, it will be one of the most stringent limits in the West.  The ODEQ is scheduled to provide a final recommendation to the Oregon Environmental Quality Commission (OEQC) by the end of 2006.  IPC estimates that capital expenditures for mercury controls at Boardman will be $9.2 million (IPC's share) with an annual incremental operations and maintenance cost of up to $0.8 million (IPC's share).  IPC has filed testimony urging the OEQC to grant mercury allocation credits to Boardman in order to defray the costs.

The Nevada Department of Environmental Protection has adopted a state CAMR that will provide mercury allowances to each plant based on actual emissions until 2018, at which time the allowance allocations will be reduced to meet the federal cap.  To meet the reduced allocations in the year 2018, mercury controls are expected to be installed.  Mercury CEMS are planned to be installed at the North Valmy plant in 2007 and 2008 at an estimated cost of $0.4 million (IPC's share).

IPC anticipates that the CAMR will require additional emission controls and expenses at all of its jointly-owned coal-fired facilities, although impacts on future plant operations, operating costs and generating capacity are not known at this time.

The Idaho DEQ has proposed two new rules to the Idaho Environmental Quality Commission: a proposed rule to opt out of the federal mercury cap-and-trade program, and a proposed rule to prohibit the construction and operation of a coal-fired power plant in Idaho.  The rules will be presented for adoption by the Board of Environmental Quality at its November 16, 2006, meeting in Boise. If approved by the Board, the rules will be sent to the Idaho Legislature for review and approval during its 2007 session.

Regional Haze - Best Available Retrofit Technology: In accordance with new federal regional haze rules, the WDEQ and ODEQ are conducting an assessment of emission sources pursuant to a Regional Haze Best Available Retrofit Technology (RH BART) process.  Coal-fired utility boilers are subject to RH BART if they were built between 1962 and 1977 and affect any Class I areas. This includes all four units at the Jim Bridger and Boardman plants.  The two units at the North Valmy plant were constructed after 1977 and are not subject to the federal regional haze rule.

On October 2, 2006, the Jim Bridger plant was formally notified that is it subject to RH BART and will have to provide a compliance strategy with the WDEQ before the end of January 2007.  The WDEQ has proposed regulations to comply with the federal RH BART standard and anticipates that the rulemaking process will be completed in December 2006.  During the acquisition of PacifiCorp by MidAmerican Energy Holdings Company (MEHC), MEHC committed to install additional pollution control equipment at most of PacifiCorp's facilities.  This includes additional low NOx burners and scrubber upgrades at the Jim Bridger plant.  Over the next three years, upgrade expenditures are estimated at $9 million (IPC's share), with total project costs estimated at $15 million (IPC's share).

In Oregon, a demonstration analysis for identified haze sources, utilizing modeling techniques, began in 2006 and is currently in progress. Those sources which are determined to cause, or contribute to, visibility impairment at protected areas will be subject to an RH BART determination.  In January 2006, IPC volunteered to participate in an ODEQ pilot project that will analyze information about air emissions from the Boardman plant to determine the effect on visibility in the region, particularly in wilderness and scenic areas.  The pilot project is expected to be completed by the end of 2006.

Greenhouse Gases: IPC continues to monitor and evaluate the possible adoption of national, regional, or state greenhouse gas (GHG) requirements.  New GHG bills were introduced in the U.S. Senate and House of Representatives during 2006.  On April 4, 2006, the U.S. Senate Committee on Energy and Natural Resources sponsored a day-long hearing on the subject of global climate change.  National, regional or state GHG requirements, if enacted and applicable, could result in significant costs to IPC to comply with restrictions on carbon dioxide or other GHG emissions.

REGULATORY MATTERS:

General Rate Cases
Idaho: On May 12, 2006, the IPUC issued an order approving a settlement of IPC's general rate case filed in October 2005.  The order approves an average increase of 3.2 percent in base rates, or $18 million in revenues, effective June 1, 2006.

On February 27, 2006, IPC, the IPUC staff and representatives of customer groups had filed a stipulation with the IPUC that became the basis for the final order.

IPC's original filing had asked for an annual increase to its Idaho retail base rates of $44 million, a 7.8 percent average increase.  The rate case filing was made with six months of actual operating expenses and six months of projected expenses.  The actual increase in rates was lower than the requested amount due to three factors:  (1) 2005 actual expenses were significantly less than those forecasted; (2) the overall rate of return agreed to was 8.1 percent compared to the 8.42 percent IPC requested (no specific return on equity was determined); and (3) net power supply costs were kept at levels currently existing in rates.

Oregon:  On September 21, 2004, IPC filed an application with the OPUC to increase general rates an average of 17.5 percent or approximately $4.4 million annually.  A partial settlement resolved most issues in a manner consistent with the results of the corresponding Idaho general rate case.  The most significant issue in this proceeding was the appropriate quantification of net power supply expenses for purposes of setting rates.  The OPUC staff proposed that net power supply expenses for IPC be set at a negative number - meaning that IPC should be able to sell enough surplus energy to pay for all fuel and purchased power expenses and still have revenue left over to offset other costs.  The bulk of IPC's rebuttal was directed at this position.  A hearing was conducted on May 23, 2005.  The OPUC issued its order in July 2005 authorizing an increase of $0.6 million in annual revenues for an average of 2.37 percent.  The OPUC adopted the OPUC staff's argument for the negative net power supply costs, thus reducing IPC's initial rate request of $4.4 million by $2.4 million with this one adjustment.

On September 26, 2005, IPC filed a complaint with the Circuit Court of Marion County, Oregon asking the court to reverse the portion of the OPUC's general rate case order related to the determination of net power supply costs.  IPC has until November 13, 2006, to file an appeal with the Oregon Court of Appeals.
Deferred (Accrued) Net Power Supply Costs
IPC's deferred (accrued) net power supply costs consisted of the following (in thousands of dollars):

	September 30,	December 31,
	2006	2005
Idaho PCA current year:
Deferral for the 2006-2007 rate year	$-	$3,684
Deferral for the 2007-2008 rate year *	3,872	-
Idaho PCA true-up awaiting recovery (refund):
Authorized May 2005	-	28,567
Authorized May 2006	(15,161)	-
Oregon deferral:
2001 costs	7,108	8,411
2005 costs	2,833	2,880
Total deferral (accrual)	$(1,348)	$43,542
* includes a $42.1 million credit for SO2 emission allowance sales allocated to customers

Idaho:  IPC has a PCA mechanism that provides for annual adjustments to the rates charged to its Idaho retail customers.  These adjustments are based on forecasts of net power supply costs, which are fuel and purchased power less off-system sales, and the true-up of the prior year's forecast.  During the year, 90 percent of the difference between the actual and forecasted costs is deferred with interest.  The ending balance of this deferral, called the true-up for the current year's portion and the true-up of the true-up for the prior years' unrecovered portion, is then included in the calculation of the next year's PCA.

The true-up of the true-up portion of the PCA provides a tracking of the collection or the refund of true-up amounts.  Each month, the collection or the refund of the true-up amount is quantified based upon the true-up portion of the PCA rate and the consumption of energy by customers.  At the end of the PCA year, the total collection or refund is compared to the previously determined amount to be collected or refunded.  Any difference between authorized amounts and amounts actually collected or refunded are then reflected in the following PCA year, which becomes the true-up of the true-up.  Over time, the actual collection or refund of authorized true-up dollars matches the amounts authorized.

On May 25, 2006, the IPUC approved IPC's 2006-2007 PCA filing with an effective date of June 1, 2006.  The filing reduced the PCA component of customers' rates from the existing level, which was recovering $76.7 million above then-existing base rates, to a level that is $46.8 million below those base rates, a decrease of approximately $123.5 million.

On April 13, 2006, IPC filed testimony requesting review of one component of the PCA referred to as the load growth adjustment rate, as agreed to in the stipulation of the parties settling the 2005 general rate case.  The load growth adjustment rate provides a reduction to power supply expenses for PCA purposes when loads grow from levels included in IPC's base rates.  IPC maintains that this reduction to expenses should be equal to the relative increase in revenues received as a result of load growth.  The IPUC Staff and other parties to the proceeding filed testimony by September 15, 2006.  A hearing was held on October 30, 2006.  The dollar impact of load growth adjustment rates is significant and increasing, based on continuing growth within IPC's territory.  Any increase in the load growth adjustment rate as a result of this proceeding would magnify the impact.  In its rebuttal testimony, IPC estimated that the IPUC Staff proposal, if implemented last year, would have resulted in $20 million of power supply expense attributable to load growth from April 1, 2005 through March 31, 2006, that would not have been recoverable by IPC when compared to IPC's proposal for full recovery of power supply expense attributable to load growth.

On June 1, 2005, IPC implemented the 2005-2006 PCA, which held the PCA component of customers' rates at the existing level recovering $71 million above base rates.  By IPUC order, the PCA included $12 million in lost revenues and $2 million in related interest resulting from IPC's Irrigation Load Reduction Program that was in place in 2001.  The PCA deferred recovery of approximately $28 million of power supply costs, or 4.75 percent, for one year to help mitigate the impacts of other rate increases.  The $28 million was included in the 2006-2007 PCA filing, and IPC earned a two percent carrying charge on the balance.

Oregon:  On April 28, 2006, IPC filed for an accounting order with the OPUC to defer net power supply costs for the period of May 1, 2006, through April 30, 2007, in anticipation of higher than "normal" power supply expenses.  In the Oregon general rate case discussed above, "normal" power supply expenses were set at a negative number (meaning that under normal water conditions IPC should be able to sell enough surplus energy to pay for all fuel and purchased power expenses and still have revenue left over to offset other costs).  The forecasted system net power supply expenses included in this deferral filing were $64 million, which is $65.9 million higher than the normalized power supply expenses established in the Oregon general rate case.  IPC requested authorization to defer an estimated $3.3 million, the Oregon jurisdictional share of the $65.9 million.  IPC also requested that it earn its Oregon authorized rate of return on the deferred balance and recover the amount through rates in future years, as approved by the OPUC.  The parties met on September 20, 2006, and began negotiating for a PCA mechanism for IPC's Oregon jurisdiction.  The parties agreed to suspend discussion of the deferral application while the PCA negotiations are ongoing.  The parties believe that any agreement regarding a PCA mechanism may impact resolution of IPC's deferral application. The parties are planning to meet again in early November 2006.
On March 2, 2005, IPC filed for an accounting order with the OPUC to defer net power supply costs for the period of March 2, 2005, through February 28, 2006, in anticipation of continued low water conditions.  The forecasted net power supply costs included in this filing were $169 million, of which $3 million related to the Oregon jurisdiction.  IPC proposed to use the same methodology for this deferral filing that was accepted in 2002 for Oregon's share of IPC's 2001 net power supply expenses.  On July 1, 2005, IPC, the OPUC staff, and the Citizen's Utility Board entered into a stipulation requesting that the OPUC accept IPC's proposed methodology.  Under this methodology, IPC will earn its Oregon authorized rate of return on the deferred balance and will recover the amount through rates in future years, as approved by the OPUC.  The OPUC issued Order 05-870 on July 28, 2005, approving the stipulation.  On April 19, 2006, IPC filed a request for review and acknowledgement of its deferred net power supply costs for the period of March 2, 2005 through February 28, 2006.  The deferral amount was quantified by IPC to be $2.7 million.  On June 14, 2006, a settlement conference was held; however, settlement is pending further staff review.

The timing of future recovery of Oregon power supply cost deferrals is subject to an Oregon statute that specifically limits rate amortizations of deferred costs to six percent per year.  IPC is currently amortizing through rates power supply costs associated with the western energy situation.  Full recovery of the 2001 deferral is not expected until 2009, at which time the rate amortization of the 2005-2006 deferral could begin.  A 2006-2007 deferral would have to be amortized sequentially following the full recovery of the authorized 2005-2006 deferral.

Emission Allowances
In June 2005, IPC filed applications with the IPUC and OPUC requesting blanket authorization for the sale of excess SO2 emission allowances and an accounting order.  The IPUC issued Order 29852 on August 22, 2005, authorizing the sale and interim accounting treatment.  The OPUC issued Order 05-983 on September 13, 2005, stating that IPC did not need a blanket order to sell emission allowances and approved the interim accounting treatment.

As of September 30, 2006, IPC has sold 78,000 SO2 emission allowances for approximately $81.6 million (before income taxes and expenses) on the open market.  After subtracting transaction fees, the total amount of sales proceeds to be allocated to the Idaho jurisdiction is approximately $76.8 million ($46.8 million net of tax, assuming a tax rate of approximately 39 percent).  Through allowance year 2006, IPC has approximately 32,000 excess allowances remaining.

Pursuant to the IPUC order, the IPUC staff held several workshops and settlement discussions.  On May 12, 2006, the IPUC approved a stipulation filed in April 2006 by IPC on behalf of several parties.  The stipulation allows IPC to retain ten percent, or approximately $4.7 million after tax, of the emission allowance net proceeds as a shareholder benefit.  The remaining 90 percent of the sales proceeds ($69.1 million) plus a carrying charge will be recorded as a customer benefit and included as a line-item in the PCA true-up.  The carrying charge will be calculated on $42.1 million, the net-of-tax amount allocable to Idaho jurisdiction customers.  This customer benefit is included in IPC's PCA calculations as a credit to the PCA true-up balance and will be reflected in PCA rates during the June 1, 2007 through May 31, 2008 PCA rate year.

There is no current OPUC proceeding with respect to SO2 emission allowances, and IPC cannot predict the outcome of any future OPUC ratemaking proceeding relating to this issue.
Fixed Cost Adjustment Mechanism (FCA)
On January 27, 2006, IPC filed with the IPUC for authority to implement a rate adjustment mechanism that would adjust rates downward or upward to recover fixed costs independent from the volume of IPC's energy sales.  This filing is a continuation of a 2004 case that was opened to investigate the financial disincentives to investment in energy efficiency by IPC.  This true-up mechanism would be applicable only to residential and small general service customers.  The first FCA rate change under this proposal would occur on June 1, 2007, coincident with IPC's PCA rate change.  The accounting for the FCA will be separate from the PCA.  As part of the filing, IPC proposes a three percent cap on any rate increase to be applied at the discretion of the IPUC.

On March 6, 2006, the IPUC reviewed IPC's proposal and acknowledged the intent of IPC and the IPUC Staff to initiate and engage in settlement discussions.  The first workshop was held on May 17, 2006.  The IPUC Staff presented an alternate view of IPC's proposal.  A second workshop was held August 31, 2006.  The parties are attempting to resolve this case through settlement.

Regional Transmission Organization
Over the last several years, IPC has spent funds supporting the development of Grid West, a Northwest regional transmission organization (RTO).  As of September 30, 2006, IPC had recorded $1.1 million of loans to Grid West and $2.3 million of deferred internal costs from participating in the developmental effort.  These amounts were initially deferred anticipating future recovery through Grid West tariffs.  IPC ceased funding Grid West after the first quarter of 2006 as Grid West was dissolved April 11, 2006.  IPC no longer expects reimbursement of either amount from Grid West.  IPC's accumulation of Grid West development costs in a deferred expense account is consistent with a 2004 accounting order that IPC received from the FERC.

Grid West Deferral in Oregon:  On April 4, 2006, IPC filed a request for an accounting order from the OPUC addressing the deferral of costs related to the development of Grid West.  On August 22, 2006, the OPUC granted IPC's request for the deferral of the costs of unrecoverable Grid West loans; however, the OPUC denied IPC's request to defer an immaterial amount of internal costs incurred directly in the development of Grid West.

Grid West Deferral in Idaho:  On April 4, 2006, IPC filed a request for an accounting order from the IPUC addressing the deferral of costs related to the development of Grid West.  The total deferral request was $3.4 million.  On June 29, 2006, the IPUC determined that the case would be processed by modified procedure.  IPC argued that it should be allowed deferral of the principal and interest on the RTO loan amounts, a carrying charge on the deferred balance and recovery of the incremental internal costs it identified in its application.  On October 24, 2006, the IPUC issued an order granting $1.1 million related to the principal of the RTO loans over a five-year amortization beginning January 1, 2007 while denying recovery of the remaining items.  IPC has until November 14, 2006, to petition the IPUC for reconsideration.  Following a final decision from the IPUC, IPC will make a filing with the FERC for recovery of Grid West costs.

If IPC is unsuccessful with either the IPUC or with the FERC, some or all of the remaining costs will be expensed.

FERC Proceedings
On March 24, 2006, IPC submitted a revised Open Access Transmission Tariff (OATT) filing with the FERC requesting an increase in transmission rates.  The purpose of the filing was to implement formula rates for the IPC OATT in order to more adequately reflect the costs that IPC incurs in providing transmission service. In the filing IPC proposed to move from a fixed rate to a formula rate, which allows for transmission rates to be updated each year based on FERC Form 1 data.  The formula rate request included a rate of return on equity of 11.25 percent.  The proposed rates would have produced an annual revenue increase of approximately $13 million based on 2004 test year data.  On May 31, 2006, the FERC accepted IPC's rates, effective June 1, 2006, subject to adjustment to conform to FASB 109 tax accounting requirements, which ultimately resulted in lowering the estimated annual revenues to approximately $11 million.  IPC has complied with this directive and on August 28, 2006, the FERC issued an order accepting IPC's compliance filing and ordering that this new rate be used, subject to refund as discussed below.  As a result, IPC has made refunds with interest for June and July amounts billed, and started billing the new rate beginning in August.  The rates are being collected subject to refund pending the outcome of the FERC hearing process scheduled for May 2007 with an initial decision expected to be issued in August 2007.
Cassia Wind Farm Complaint
On September 13, 2006, Cassia Gulch Wind Park, LLC and Cassia Wind Farm, LLC (collectively Cassia) filed a complaint against IPC with the IPUC requesting an IPUC declaration and determination that, as a matter of law and policy, the cost responsibility for specified transmission system upgrades to meet contingency planning conditions should not be assigned to PURPA qualifying facilities connecting to the system, but rather should be rolled into IPC's plant-in-service rate base and recovered through rates to retail and transmission customers.  The estimated costs of transmission system upgrades included in this complaint that relate to connecting Cassia to IPC's system are $60 million.  Cassia requested that the IPUC process its request for an order under modified procedure.  The IPUC Staff contends that the policy issue raised by Cassia is one of generic consequence and has, therefore, provided copies of Cassia's complaint to both PacifiCorp and Avista and recommended that those utilities also be provided the opportunity to address the issue raised by Cassia.  A schedule for oral arguments has not yet been set.

Integrated Resource Plan
IPC filed its 2006 IRP with the IPUC in September 2006 and with the OPUC in October 2006.  The 2006 IRP previewed IPC's load and resource situation for the next twenty years, analyzed potential supply-side and demand-side options and identified near-term and long-term actions.  The two primary goals of the 2006 IRP were to: (1) identify sufficient resources to reliably serve the growing demand for energy service within IPC's service area throughout the 20-year planning period and (2) ensure that the portfolio of resources selected balances cost, risk and environmental concerns.  In addition, there were four secondary goals: (1) to give equal and balanced treatment to both supply-side resources and demand-side measures; (2) to involve the public in the planning process in a meaningful way; (3) to explore transmission alternatives; and (4) to investigate and evaluate advanced coal technologies.

The IRP is filed every two years with both the IPUC and the OPUC.  IPC's IRP process utilizes an Advisory Council consisting of representatives from the IPUC Staff, OPUC Staff, as well as representatives from customer, governmental, environmental and other interested groups and is the starting point for demonstrating prudence in IPC's resource decisions.  The 20-year 2006 IRP includes the following supply-side resources:

Year	Resource	MW
2008	Wind (2005 RFP)[1]	100
2009	Geothermal (2006 RFP)[1]	50
2010	Combined Heat & Power	50
2012	Wind	150
2012	Transmission Capacity	225
2013	Pulverized Coal	250
2017	Regional Integrated Gasification Combined-Cycle Coal	250
2019	Transmission Capacity	60
2020	Combined Heat & Power	100
2021	Geothermal	50
2022	Geothermal	50
2023	Nuclear[2]	250

1IPC is currently negotiating a Power Purchase Agreement with the successful bidder on the 100 MW wind RFP (see Wind RFP section).  The RFP for 100 MW of geothermal-powered generation was released on June 2, 2006.  IPC is in the process of evaluating bids and expects to identify a successful bidder in February 2007.

2The 250-MW of nuclear generation is anticipated to be acquired through a Power Purchase Agreement for output from the Idaho National Laboratory's planned Next Generation Nuclear Project.

In addition to the supply-side resources identified above, the 2006 IRP also includes demand-side programs designed to reduce average energy needs by 88 MW and peak-hour needs by 187 MW.  To reach these totals, existing demand-side programs will be expanded and new programs will be implemented over the 20-year planning period.

Peaking Resource:  On January 9, 2006, IPC selected a Siemens-Westinghouse combustion turbine project in response to a request for proposal for construction of a natural gas-fired power plant, as identified in the 2004 IRP.  The plant will be located at the Evander Andrews Power Complex near Mountain Home, Idaho and is planned to be online prior to the summer of 2008.  The unit will provide approximately 166 MW of capacity to help meet summer load peaks and can provide greater capacity during cooler times of the year.  On April 14, 2006, IPC filed an application for a Certificate of Convenience and Necessity with the IPUC with a commitment estimate of $60 million.  The application also requests confirmation that IPC can expect to include in rate base the prudent capital costs for the project and recover prudent fuel costs through its PCA mechanism.  The application is based on a signed contract with Siemens Power Generation, Inc. to construct the plant valued at $50 million.  The contract is contingent upon approval of the application by the IPUC.  The IPUC Staff and intervening parties filed testimony on the matter on October 10, 2006.  Technical hearings are scheduled for November 20-21, 2006, and IPC anticipates a conclusion before year end.  Related transmission interconnection and line upgrades will be constructed by IPC at an estimated cost of $23 million.

PURPA Wind Projects:  As of September 2006, three wind projects, with a total nameplate capacity of 20 MW, are selling energy to IPC under approved PURPA agreements.  An additional thirteen wind projects, comprising 187 MW of wind generation, for a total of 207 MW, have approved PURPA agreements and are scheduled to come online during 2007.

Wind RFP:  IPC has selected Horizon Wind Energy (Horizon) as the successful bidder in IPC's RFP for renewable wind-powered generation issued on January 13, 2005.  IPC is currently negotiating the power purchase agreement with Horizon.  IPC and Horizon intend to file a signed agreement with the IPUC later this fall.  The Horizon proposal is for a 100 MW project located near La Grande, Oregon, and is expected to be online by the end of 2007.  The northeast Oregon location for the Horizon project is different from IPC's existing and proposed PURPA wind projects, which are located along the Snake River in southern Idaho, and should complement the energy from the existing wind projects.

Relicensing of Hydroelectric Projects
IPC, like other utilities that operate nonfederal hydroelectric projects on qualified waterways, obtains licenses for its hydroelectric projects from the FERC.  These licenses last for 30 to 50 years depending on the size, complexity, and cost of the project.  IPC is actively pursuing the relicensing of the Hells Canyon Complex and Swan Falls projects, a process that may continue for the next ten to fifteen years.  Middle Snake project licenses were issued in 2004 and, as discussed below, a legal proceeding contesting the licenses was recently concluded.

Hells Canyon Complex:  The most significant ongoing relicensing effort is the Hells Canyon Complex, which provides approximately two-thirds of IPC's hydroelectric generating capacity and 40 percent of its total generating capacity.  The current license for the Hells Canyon Complex expired at the end of July 2005.  Until the new multi-year license is issued, IPC will operate the project under an annual license issued by the FERC.  IPC developed the license application for the Hells Canyon Complex through a collaborative process involving representatives of state and federal agencies and business, environmental, tribal, customer, local government and local landowner interests.  The license application was filed in July 2003 and accepted by the FERC for filing in December 2003.

On October 28, 2005, the FERC issued its Notice of Ready for Environmental Analysis, which requires the federal and state agencies, Native American tribes and other participants in the relicensing process to file preliminary comments, recommendations, terms, conditions and prescriptions under the FPA, the National Environmental Policy Act of 1969, as amended (NEPA), the Energy Policy Act and other applicable federal laws.  NEPA requires that the FERC independently evaluate the environmental effects of relicensing the Hells Canyon Complex as proposed under the final license application (the proposed action) and also consider reasonable alternatives to the proposed action.  Consistent with the requirements of NEPA, the FERC Staff will prepare an environmental impact statement (EIS) for the Hells Canyon project, which the FERC will use to determine whether, and under what conditions, to issue a new license for the project.  The EIS will describe and evaluate the probable effects, if any, of the proposed action and the other alternatives considered.  Section 241 of the Energy Policy Act modifies the existing hydroelectric relicensing process under the FPA and requires federal resource agencies with authority to impose mandatory conditions on licenses under Sections 4(e) or 18 of the FPA (conditions that the FERC must include in the license) to provide license applicants, and other parties to the licensing process, with evidentiary hearings on disputed issues of material fact related to proposed conditions.  It also requires that such agencies accept more cost effective alternative conditions proposed by license applicants, or other parties, provided that the proposed alternative conditions will be no less protective of the resource or the reservation than the original condition recommended by the agency.
The federal and state agencies, Native American tribes and other interested parties filed their preliminary comments, recommendations, terms, conditions and prescriptions with the FERC on January 26, 2006.  Consistent with the provisions of the FPA, IPC filed reply comments to these filings on April 11, 2006.  Federal agencies with mandatory conditioning authority under sections 4(e) and 18 of the FPA also filed their preliminary terms and conditions under those sections with the FERC on January 26, 2006.  The Energy Policy Act of 2005, and the interim final rules issued on November 17, 2005, to implement the Act, require IPC, within 30 days of the agency's filing of their preliminary terms and conditions with the FERC, to file requests for evidentiary hearings on disputed issues of material fact relied upon by the federal agency for support of any term or condition and also file any proposed alternative conditions.  On February 27, 2006, IPC filed requests for hearing on Section 4(e) conditions filed by the Department of the Interior through the Bureau of Land Management (BLM) and the Department of Agriculture through the U. S. Forest Service (USFS). IPC also filed proposed alternative conditions with the agencies.  The hearing requests related to travel and access management, law enforcement and emergency services, and recreation and land management conditions proposed by the BLM, and sediment supply and sandbar maintenance and restoration, wildlife habitat mitigation and management, noxious weed control, recreation resource management, and cultural resource management conditions filed by the USFS. Each of the agencies responded to the hearing requests and referred the requests to the hearings division within the respective agencies for assignment to an administrative law judge (ALJ).  Hearings were subsequently set before a Department of Interior ALJ for June 12, 2006, on the requests for hearing on the BLM conditions and a Department of Agriculture ALJ for June 19, 2006, on the USFS requests for hearing. While IPC was preparing for the evidentiary hearings, IPC continued to engage in discussions with the respective agencies regarding possible settlements.

Through these discussions, IPC was able to resolve the disputed issues associated with the pending hearing requests. On May 10, 2006, IPC and the USFS filed a stipulation with the Department of Agriculture ALJ, and revised preliminary terms and conditions with the FERC, resolving all issues associated with the pending USFS hearing requests except for the issues associated with the USFS condition relating to sediment supply and sandbar maintenance. These issues remained subject to hearing on June 19, 2006.  On May 15, 2006, IPC and the BLM filed a stipulation with the Department of Interior ALJ and revised preliminary terms and conditions with the FERC resolving all issues associated with the pending BLM hearing requests. Through subsequent settlement discussions with the USFS, IPC resolved all disputed issues associated with the hearing request on the USFS condition relating to sediment supply and sandbar maintenance.

All of these hearing requests were resolved through stipulations between IPC and the USFS and BLM, respectively, providing for the withdrawal of IPC's requests for hearing and the filing of revised preliminary terms and conditions with the FERC with provisions that were acceptable to IPC.

On July 28, 2006, the FERC released the draft EIS, and comments are due November 3, 2006.  The draft EIS is prepared by the FERC staff, pursuant to NEPA and applicable federal regulations, to inform the FERC Commissioners, the public, state and federal agencies and the tribes about the potential adverse and beneficial environmental effects of licensing of the project as proposed by the IPC in its license application and provide a review of other reasonable alternatives or measures that might be included in a license for the project. Based upon the draft EIS, the subsequent comments received, the license application and other material in the FERC record, the FERC Commissioners will decide whether to license the Hells Canyon Complex and what conditions to include in the license to address project effects. IPC is in the process of reviewing the draft EIS and will prepare comments for filing with the FERC on or before November 3, 2006. Because this is a draft EIS, containing only FERC staff conclusions, it cannot be relied upon to accurately predict what measures will be included in the final EIS or the outcome of the relicensing process.  IPC's review of the draft EIS indicates that the FERC staffs' conclusions with regard to the effects of the project and the measures necessary to address those effects are in many respects consistent with the license application filed by IPC. In its comments on the draft EIS, IPC will identify those areas where IPC believes that the FERC staff may have misinterpreted the information relating to an issue or included proposed measures that may be inconsistent with information in the record before the FERC. To the extent new information is available with regard to an issue addressed by the draft EIS, IPC will also supplement the record with that information.

In connection with the issuance of the draft EIS, the FERC held public meetings in Boise, Weiser and Lewiston, Idaho and Halfway, Oregon  from September 7 through September 13, 2006, to take public comments on the draft EIS. Transcripts of the public meetings are filed in the FERC record. The FERC will consider these comments, in addition to the written comments received by November 3, 2006, in connection with the preparation of the final EIS.  The FERC's updated schedule indicates issuance of a final EIS by February 26, 2007.

On August 1, 2006, the FERC requested formal consultation with the National Marine Fisheries Service (NMFS), pursuant to section 7 of the Endangered Species Act (ESA), advising the NMFS that the FERC staff, in the draft EIS, had concluded that the licensing of the Hells Canyon Complex was likely to adversely affect the Snake River fall Chinook salmon (threatened species), Snake River spring/summer Chinook salmon (threatened species), Snake River Sockeye salmon (endangered species) and Snake River Steelhead (threatened species), along with the critical habitat for these species.  On September 7, 2006, NMFS sent a letter to the FERC advising that the draft EIS did not meet the information requirements for initiation of formal consultation under section 7 of the ESA because the draft EIS did not fully describe the action alternative that was to be subject to consultation.  The NFMS advised that several processes were still underway that may affect the action alternative, including the section 10(j) process under the Federal Power Act, the outcome of the section 401 certification process under the Clean Water Act that is pending before the Departments of Environmental Quality of Idaho and Oregon, and discussions with IPC intended to craft measures to address ESA issues. For these reasons NMFS suggested that consultation should be initiated at a later time. NMFS suggested that NMFS, USFWS and IPC work cooperatively to address ESA issues as the NEPA process continues so as to assure that the licensing process is not delayed due to ESA consultation.

On August 1, 2006, the FERC requested formal consultation with the USFWS, pursuant to section 7 of the ESA, advising the USFWS that FERC staff, in the draft EIS, had concluded that the licensing of the Hells Canyon Complex was likely to adversely affect the bull trout (threatened species), and its critical habitat and the bald eagle (threatened species).  On August 31, 2006, USFWS sent a letter to the FERC advising that the draft EIS did not meet the information requirements for initiation of formal consultation under section 7 of the ESA because the draft EIS did not fully describe the action alternative that was to be subject to consultation.  The USFWS advised the FERC that elements relating to a new license were still under development in processes involving IPC and state and federal agencies, one such process being section 401 certification under the Clean Water Act, which is currently pending before the Departments of Environmental Quality of Idaho and Oregon.  The USFWS further advised that it was also still in the process of preparing comments to the draft EIS and that the FERC had yet to complete the processes necessary under the Federal Power Act with regard to the federal agencies section 10(j) recommendations. For these reasons, USFWS suggested that the USFWS, NMFS, and IPC work cooperatively to address ESA issues as the NEPA process continues so as to assure that the licensing process is not delayed due to ESA consultation.

IPC is cooperatively working with the USFWS, NMFS and FERC in an effort to address ESA concerns.

At September 30, 2006, $84 million of Hells Canyon Complex relicensing costs were included in construction work in progress.  The relicensing costs are recorded and held in construction work in progress until a new multi-year license is issued by the FERC, at which time the charges are transferred to electric plant in service.  Relicensing costs and costs related to a new license will be submitted to regulators for recovery through the ratemaking process.

Swan Falls Project:  The license for the Swan Falls hydroelectric project expires in 2010.  On March 10, 2005, IPC issued a Formal Consultation Package with agencies, Native American tribes and the public regarding the relicensing of the Swan Falls project.  IPC is in the process of compiling information and performing studies in preparation for filing an application for a new license with the FERC in 2008.

At September 30, 2006, $2 million of Swan Falls project relicensing costs were included in construction work in progress.  The relicensing costs are recorded and held in construction work in progress until a new multi-year license is issued by the FERC, at which time the charges are transferred to electric plant in service.  Relicensing costs and costs related to a new license will be submitted to regulators for recovery through the ratemaking process.

Middle Snake River Projects:  IPC's middle Snake River projects consist of the Bliss, Upper Salmon Falls, Lower Salmon Falls, Shoshone Falls and CJ Strike projects.  On August 4, 2004, IPC received the FERC license orders for each of the middle Snake River projects.  On September 2, 2004, two conservation groups, American Rivers and Idaho Rivers United, filed petitions for rehearing of the orders issuing the licenses for the middle Snake River projects.  These petitions asked the FERC to vacate the licensing orders and request a determination from the USFWS that the middle Snake River projects jeopardize the listed snail species.  On October 4, 2004, the FERC issued an Order Granting Rehearing for Further Consideration to provide additional time to consider the matters raised by the rehearing requests.  On March 4, 2005, the FERC issued an order denying the conservation groups' rehearing request.  On April 28, 2005, American Rivers and Idaho Rivers United appealed this order to the U.S. Court of Appeals for the Ninth Circuit.  IPC filed a motion to intervene in the appeal and the USFWS filed a motion to be designated a respondent-intervenor.  On June 15, 2005, the court granted these motions.  On July 12, 2006, the Ninth Circuit issued a memorandum decision denying the conservation groups' appeal.  American Rivers' and Idaho Rivers United's appeal period ended on October 10, 2006, with no action by either group.  The new licenses for the middle Snake River projects are in full effect and IPC is complying with their provisions.

Shoshone Falls Expansion
On August 17, 2006, IPC filed a License Amendment Application with the FERC, which would allow IPC to upgrade the Shoshone Falls project from 12 MW to 62.5 MW.  The FERC is currently evaluating the application and, on October 10, 2006, requested additional information on eleven items.  IPC is in the process of complying with this request.  In addition, on October 3, 2006, IPC filed a Water Right Application with the Idaho Department of Water Resources for rights to additional water for this potential project expansion. IPC is awaiting further action on these applications.

OTHER MATTERS:

Adopted Accounting Pronouncements
Effective January 1, 2006, IDACORP and IPC adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," (SFAS 123R) using the modified prospective application method.  Prior to adopting SFAS 123R, the companies accounted for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations.

From 2003 through 2005, total compensation expense recorded for these plans was less than $1 million annually.  IDACORP and IPC did not modify outstanding stock options prior to the adoption of SFAS 123R, and the fair value estimation model for options did not differ significantly.

Since 2001, IDACORP and IPC have granted a mix of performance restricted stock, time-vesting restricted stock and stock options.  In 2006, IDACORP and IPC granted cumulative earnings per share- and total shareholder return-based performance shares, and time-vesting restricted stock and granted only a minimal amount of stock options.  The adoption of SFAS 123R did not have a material effect on IDACORP's and IPC's financial statements, and, based on current levels of awards, is not expected to have a material effect in the future.

New Accounting Pronouncements
See Note 1 to IDACORP's and IPC's Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP and IPC are exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk and equity price risk.  The following discussion summarizes these risks and the financial instruments, derivative instruments and derivative commodity instruments sensitive to changes in interest rates, commodity prices and equity prices that were held at September 30, 2006.

Interest Rate Risk
IDACORP and IPC manage interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt.  Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly rated financial institutions may be used to achieve the desired combination.
Variable Rate Debt:  As of September 30, 2006, IDACORP and IPC had $152 million and $147 million, respectively, in floating rate debt, net of temporary investments.  Assuming no change in either company's financial structure, if variable interest rates were to average one percentage point higher than the average rate on September 30, 2006, interest expense for the year ending December 31, 2006, would increase and pre-tax earnings would decrease by approximately $1.5 million for IDACORP and $1.5 million for IPC.

Fixed Rate Debt:  As of September 30, 2006, IDACORP and IPC had outstanding fixed rate debt of $910 million and $865 million, respectively.  The fair market value of this debt was $908 million and $863 million, respectively.  These instruments are fixed rate, and therefore do not expose IDACORP or IPC to a loss in earnings due to changes in market interest rates.  However, the fair value of these instruments would increase by approximately $77 million for IDACORP and $76 million for IPC if interest rates were to decline by one percentage point from their September 30, 2006, levels.

Commodity Price Risk
Utility:  IPC's commodity price risk has not changed materially from that reported in the Annual Report on Form 10-K for the year ended December 31, 2005.

Credit Risk
Utility:  IPC's credit risk has not changed materially from that reported in the Annual Report on Form 10-K for the year ended December 31, 2005.

Energy:  As part of the sale of its forward book of electricity trading contracts, IE had entered into an Indemnity Agreement with Sempra Energy Trading guaranteeing the performance of one of the counterparties through 2009.  The maximum amount payable by IE under the Indemnity Agreement was $20 million.  During the second quarter this guarantee terminated and IE was refunded all outstanding margin deposits.

Equity Price Risk
IDACORP's and IPC's equity price risk has not changed materially from that reported in the Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls and procedures:

IDACORP:
The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2006, have concluded that IDACORP's disclosure controls and procedures are effective.

IPC:
The Chief Executive Officer and the Chief Financial Officer of IPC, based on their evaluation of IPC's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2006, have concluded that IPC's disclosure controls and procedures are effective.

Changes in internal control over financial reporting:

There have been no changes in IDACORP's or IPC's internal control over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, IDACORP's or IPC's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Note 5 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 1A.  RISK FACTORS

The Risk Factors included in IDACORP's and IPC's Annual Report on Form 10-K for the year ended December 31, 2005 have not changed materially.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Restrictions on Dividends:
A covenant under the IDACORP and IPC Credit Facilities requires IDACORP and IPC to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization of no more than 65 percent at the end of each fiscal quarter.  See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES - Financing Programs - Credit Facilities."  IPC's ability to pay dividends on its common stock held by IDACORP and IDACORP's ability to pay dividends on its common stock are limited to the extent payment of such dividends would cause their leverage ratios to exceed 65 percent.  At September 30, 2006, the leverage ratios for IDACORP and IPC were 49 percent and 51 percent, respectively.

IPC's articles of incorporation contain restrictions on the payment of dividends on its common stock if preferred stock dividends are in arrears.  IPC has no preferred stock outstanding.

Issuer Purchases of Equity Securities:

IDACORP, Inc. Common Stock

(d) Maximum Number
			(c) Total Number of	(or Approximate
	(a) Total	(b)	Shares Purchased	Dollar Value) of
	Number of	Average	as Part of Publicly	Shares that May Yet
	Shares	Price Paid	Announced Plans or	Be Purchased Under
Period	Purchased 1	per Share	Programs	the Plans or Programs

July 1 - July 31, 2006	-	$-	-	-
August 1 - August 31, 2006	122	38.42	-	-
September 1 - September 30, 2006	-	-	-	-
Total	122	$38.42	-	-
[1] These shares were withheld for taxes upon vesting of restricted stock

ITEM 6.  EXHIBITS

*Previously Filed and Incorporated Herein by Reference

*2	Agreement and Plan of Exchange between IDACORP, Inc., and IPC dated as of February 2, 1998. File number 333-48031, Form S-4, filed on 3/16/98, as Exhibit 2.

*3(a)

Restated Articles of Incorporation of IPC as filed with the Secretary of State of Idaho on June 30, 1989.  File number 33-00440, Post-Effective Amendment No. 2 to Form S-3, filed on 6/30/89, as Exhibit 4(a)(xiii).

*3(a)(i)

Statement of Resolution Establishing Terms of Flexible Auction Series A, Serial Preferred Stock, Without Par Value (cumulative stated value of $100,000 per share) of IPC, as filed with the Secretary of State of Idaho on November 5, 1991.  File number 33-65720, Form S-3, filed on 7/7/93, as Exhibit 4(a)(ii).

*3(a)(ii)

Statement of Resolution Establishing Terms of 7.07% Serial Preferred Stock, Without Par Value (cumulative stated value of $100 per share) of IPC, as filed with the Secretary of State of Idaho on June 30, 1993.  File number 33-65720, Form S-3, filed on 7/7/93, as Exhibit 4(a)(iii).

*3(a)(iii)

Articles of Amendment to Restated Articles of Incorporation of IPC, as amended, as filed with the Secretary of State of Idaho on January 21, 2005.  File number 1-3198, Form 8-K, filed on 1/26/05, as Exhibit 3.3.

*3(b)	Amended Bylaws of IPC, amended on January 20, 2005, and presently in effect. File number 1-3198, Form 8-K, filed on 1/26/05, as Exhibit 3.2.

*3(c)	Articles of Share Exchange, as filed with the Secretary of State of Idaho on September 29, 1998. File number 33-56071-99, Post-Effective Amendment No. 1 to Form S-8, filed on 10/1/98, as Exhibit 3(d).

*3(d)	Articles of Incorporation of IDACORP, Inc. File number 333-64737, Amendment No. 1 to Form S-3, filed on 11/4/98, as Exhibit 3.1.

*3(d)(i)

Articles of Amendment to Articles of Incorporation of IDACORP, Inc. as filed with the Secretary of State of Idaho on March 9, 1998.  File number 333-64737, Amendment No. 1 to Form S-3, filed on 11/4/98, as Exhibit 3.2.

*3(d)(ii)

Articles of Amendment to Articles of Incorporation of IDACORP, Inc. creating A Series Preferred Stock, without par value, as filed with the Secretary of State of Idaho on September 17, 1998.  File number 333-00139-99, Post-Effective Amendment No. 1 to Form S-3, filed on 9/22/98, as Exhibit 3(b).

*3(e)	Amended Bylaws of IDACORP, Inc., amended on January 20, 2005, and presently in effect. File number 1-14456, Form 8-K, filed on 1/26/05, as Exhibit 3.1.

*4(a)(i)

Mortgage and Deed of Trust, dated as of October 1, 1937, between IPC and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company) and R. G. Page, as Trustees.  File number 2-3413, as Exhibit B-2.

*4(a)(ii)	IPC Supplemental Indentures to Mortgage and Deed of Trust:

File number 1-MD, as Exhibit B-2-a, First, July 1, 1939
File number 2-5395, as Exhibit 7-a-3, Second, November 15, 1943
File number 2-7237, as Exhibit 7-a-4, Third, February 1, 1947
File number 2-7502, as Exhibit 7-a-5, Fourth, May 1, 1948
File number 2-8398, as Exhibit 7-a-6, Fifth, November 1, 1949
File number 2-8973, as Exhibit 7-a-7, Sixth, October 1, 1951
File number 2-12941, as Exhibit 2-C-8, Seventh, January 1, 1957
File number 2-13688, as Exhibit 4-J, Eighth, July 15, 1957
File number 2-13689, as Exhibit 4-K, Ninth, November 15, 1957
File number 2-14245, as Exhibit 4-L, Tenth, April 1, 1958
File number 2-14366, as Exhibit 2-L, Eleventh, October 15, 1958
File number 2-14935, as Exhibit 4-N, Twelfth, May 15, 1959
File number 2-18976, as Exhibit 4-O, Thirteenth, November 15, 1960
File number 2-18977, as Exhibit 4-Q, Fourteenth, November 1, 1961
File number 2-22988, as Exhibit 4-B-16, Fifteenth, September 15, 1964
File number 2-24578, as Exhibit 4-B-17, Sixteenth, April 1, 1966
File number 2-25479, as Exhibit 4-B-18, Seventeenth, October 1, 1966
File number 2-45260, as Exhibit 2(c), Eighteenth, September 1, 1972
File number 2-49854, as Exhibit 2(c), Nineteenth, January 15, 1974
File number 2-51722, as Exhibit 2(c)(i), Twentieth, August 1, 1974
File number 2-51722, as Exhibit 2(c)(ii), Twenty-first, October 15, 1974
File number 2-57374, as Exhibit 2(c), Twenty-second, November 15, 1976
File number 2-62035, as Exhibit 2(c), Twenty-third, August 15, 1978
File number 33-34222, as Exhibit 4(d)(iii), Twenty-fourth, September 1, 1979
File number 33-34222, as Exhibit 4(d)(iv), Twenty-fifth, November 1, 1981
File number 33-34222, as Exhibit 4(d)(v), Twenty-sixth, May 1, 1982
File number 33-34222, as Exhibit 4(d)(vi), Twenty-seventh, May 1, 1986
File number 33-00440, as Exhibit 4(c)(iv), Twenty-eighth, June 30, 1989
File number 33-34222, as Exhibit 4(d)(vii), Twenty-ninth, January 1, 1990
File number 33-65720, as Exhibit 4(d)(iii), Thirtieth, January 1, 1991
File number 33-65720, as Exhibit 4(d)(iv), Thirty-first, August 15, 1991
File number 33-65720, as Exhibit 4(d)(v), Thirty-second, March 15, 1992
File number 33-65720, as Exhibit 4(d)(vi), Thirty-third, April 1, 1993
File number 1-3198, Form 8-K, filed on 12/20/93, as Exhibit 4, Thirty-fourth, December 1, 1993
File number 1-3198, Form 8-K, filed on 11/21/00, as Exhibit 4, Thirty-fifth, November 1, 2000
File number 1-3198, Form 8-K, filed on 10/1/01, as Exhibit 4, Thirty-sixth, October 1, 2001
File number 1-3198, Form 8-K, filed on 4/16/03, as Exhibit 4, Thirty-seventh, April 1, 2003
File number 1-3198, Form 10-Q for the quarter ended 6/30/03, filed on 8/7/03, as Exhibit 4(a)(iii), Thirty-eighth, May 15, 2003
File number 1-3198, Form 10-Q for the quarter ended 9/30/03, filed on 11/6/03, as Exhibit 4(a)(iii), Thirty-ninth, October 1, 2003
File number 1-3198, Form 8-K filed 5/10/05, as Exhibit 4, Fortieth, May 1, 2005.
File number 1-3198, Form 8-K filed 10/10/06, as Exhibit 4, Forty-first, October 1, 2006.

*4(b)	Instruments relating to IPC American Falls bond guarantee (see Exhibit 10(c)). File number 1-3198, Form 10-Q for the quarter ended 6/30/00, filed on 8/4/00, as Exhibit 4(b).

*4(c)(i)	Agreement of IPC to furnish certain debt instruments. File number 33-65720, Form S-3, filed on 7/7/93, as Exhibit 4(f).

*4(c)(ii)	Agreement of IDACORP, Inc. to furnish certain debt instruments. File number 1-14465, Form 10-Q for the quarter ended 9/30/03, filed on 11/6/03, as Exhibit 4(c)(ii).

*4(d)

Agreement and Plan of Merger dated March 10, 1989, between Idaho Power Company, a Maine Corporation, and Idaho Power Migrating Corporation.  Post-Effective Amendment No. 2 to Form S-3, File number 33-00440, filed on 6/30/89, as Exhibit 2(a)(iii).

*4(e)

Rights Agreement, dated as of September 10, 1998, between IDACORP, Inc. and Wells Fargo Bank, N.A., as successor to The Bank of New York, as Rights Agent.  File number 1-14465, Form 8-K, filed on 9/15/98, as Exhibit 4.

*4(f)

Indenture for Senior Debt Securities dated as of February 1, 2001, between IDACORP, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee.  File number 1-14465, Form 8-K, filed on 2/28/01, as Exhibit 4.1.

*4(g)

First Supplemental Indenture dated as of February 1, 2001 to Indenture for Senior Debt Securities dated as of February 1, 2001 between IDACORP, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee.  File number 1-14465, Form 8-K, filed on 2/28/01, as Exhibit 4.2.

*4(h)

Indenture for Debt Securities dated as of August 1, 2001 between Idaho Power Company and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee.  File number 333-67748, Form S-3, filed on 8/16/01, as Exhibit 4.13.

*10(a)

Agreements, dated September 22, 1969, between IPC and Pacific Power & Light Company relating to the operation, construction and ownership of the Jim Bridger Project.  File number 2-49584, as Exhibit 5(b).

*10(a)(i)	Amendment, dated February 1, 1974, relating to operation agreement filed as Exhibit 10(a). File number 2-51762, as Exhibit 5(c).

*10(b)	Agreement, dated as of October 11, 1973, between IPC and Pacific Power & Light Company. File number 2-49584, as Exhibit 5(c).

*10(c)

Guaranty Agreement, dated April 11, 2000, between IPC and Bank One Trust Company, N.A., as Trustee, relating to $19,885,000 American Falls Replacement Dam Refinancing Bonds of the American Falls Reservoir District, Idaho.  File number 1-3198, Form 10-Q for the quarter ended 6/30/00, filed on 8/4/00, as Exhibit 10(c).

*10(d)	Guaranty Agreement, dated as of August 30, 1974, between IPC and Pacific Power & Light Company. File number 2-62034, Form S-7, filed on 6/30/78, as Exhibit 5(r).

*10(e)	Letter Agreement, dated January 23, 1976, between IPC and Portland General Electric Company. File number 2-56513, as Exhibit 5(i).

*10(e)(i)

Agreement for Construction, Ownership and Operation of the Number One Boardman Station on Carty Reservoir, dated as of October 15, 1976, between Portland General Electric Company and IPC.  File number 2-62034, Form S-7, filed on 6/30/78, as Exhibit 5(s).

*10(e)(ii)	Amendment, dated September 30, 1977, relating to agreement filed as Exhibit 10(e). File number 2-62034, Form S-7, filed on 6/30/78, as Exhibit 5(t).

*10(e)(iii)	Amendment, dated October 31, 1977, relating to agreement filed as Exhibit 10(e). File number 2-62034, Form S-7, filed on 6/30/78, as Exhibit 5(u).

*10(e)(iv)	Amendment, dated January 23, 1978, relating to agreement filed as Exhibit 10(e). File number 2-62034, as Exhibit 5(v). File number 2-62034, Form S-7 filed on 6/30/78, as Exhibit 5(v).

*10(e)(v)	Amendment, dated February 15, 1978, relating to agreement filed as Exhibit 10(e). File number 2-62034, Form S-7, filed on 6/30/78, as Exhibit 5(w).

*10(e)(vi)	Amendment, dated September 1, 1979, relating to agreement filed as Exhibit 10(e). File number 2-68574, Form S-7, filed on 7/23/80, as Exhibit 5(x).

*10(f)

Participation Agreement, dated September 1, 1979, relating to the sale and leaseback of coal handling facilities at the Number One Boardman Station on Carty Reservoir.  File number 2-68574, Form S-7, filed on 7/23/80, as Exhibit 5(z).

*10(g)

Agreements for the Operation, Construction and Ownership of the North Valmy Power Plant Project, dated December 12, 1978, between Sierra Pacific Power Company and IPC.  File number 2-64910, Form S-7 filed on 6/29/79, as Exhibit 5(y).

10(h)(i) 1	Idaho Power Company Security Plan for Senior Management Employees I - a non-qualified, deferred compensation plan, amended and restated effective December 31, 2004.

*10(h)(ii) 1	2005 IDACORP, Inc. Executive Incentive Plan. File number 1-14465, 1-3198, Form 8-K, filed on 1/26/05, as Exhibit 10.2.

10(h)(iii) 1	IDACORP, Inc. Restricted Stock Plan, as amended July 20, 2006.

*10(h)(iv) 1	Form of Restricted Stock Award Agreement. File number 1-14465, 1-3198, Form 10-Q for the quarter ended 9/30/04, filed on 11/4/04, as Exhibit 10(h)(iv).

*10(h)(v)1	Form of Performance Share Award Agreement. File number 1-14465, 1-3198, Form 10-Q for the quarter ended 9/30/04, filed on 11/4/04, as Exhibit 10(h)(v).

10(h)(vi) 1	IDACORP, Inc. Restricted Stock Plan - Form of Restricted Stock Agreement (time-vesting) (July 20, 2006).

10(h)(vii) 1	IDACORP, Inc. Restricted Stock Plan - Form of Performance Stock Agreement (July 20, 2006).

10(h)(viii) 1	The Revised Security Plan for Board of Directors - a non-qualified, deferred compensation plan, as amended and restated effective July 20, 2006.

*10(h)(ix) 1	IDACORP, Inc. Non-Employee Directors Stock Compensation Plan, as amended on January 20, 2005. File number 1-14465, 1-3198, Form 8-K, filed on 1/26/05, as Exhibit 10.9.

10(h)(x)1	Form of Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP and IPC (senior vice president and higher), as amended July 20, 2006.

10(h)(xi) 1	Form of Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP and IPC (below senior vice president), as amended July 20, 2006.

10(h)(xii) 1	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, as amended July 20, 2006.

*10(h)(xiii)1

IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Stock Option Award Agreement.  File number 1-14465, 1-3198, Form 10-Q for the quarter ended 9/30/04, filed on 11/4/04, as Exhibit 10(h)(x).

*10(h)(xiv)1	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan-Form of Restricted Stock Award Agreement (time vesting). File number 1-14465, 1-3198, Form 8-K, filed on 1/26/05, as Exhibit 10.4.

*10(h)(xv)1	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan-Form of Restricted Stock Award Agreement (performance vesting). File number 1-14465, 1-3198, Form 8-K, filed on 1/26/05, as Exhibit 10.5.

10(h)(xvi)1	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Stock Option Award Agreement (July 20, 2006).

10(h)(xvii)1	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Restricted Stock Award Agreement (time vesting) (July 20, 2006).

10(h)(xviii)1	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Restricted Stock Award Agreement (performance vesting) (July 20, 2006).

10(h)(xix)1	Form of Officer Indemnification Agreement for Officers of IDACORP, Inc. and IPC, as amended July 20, 2006.

10(h)(xx)1	Form of Director Indemnification Agreement for Directors of IDACORP, Inc., as amended July 20, 2006.

*10(h)(xxi)1	IDACORP, Inc. and Idaho Power Company NEO 2005 Base Compensation Table. File number 1-14465, 1-3198, Form 8-K, filed on 1/26/05, as Exhibit 10.1.

*10(h)(xxii) 1	2005 IDACORP, Inc. Executive Incentive Plan NEO Award Opportunity Chart. File number 1-14465, 1-3198, Form 8-K, filed on 1/26/05, as Exhibit 10.3.

*10(h)(xxiii) 1	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - 2005 Restricted Stock Awards (time vesting) to NEOs Chart. File number 1-14465, 1-3198, Form 8-K, filed on 1/26/05, as Exhibit 10.6.

*10(h)(xxiv) 1

IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - 2005 Restricted Stock Awards (performance vesting) to NEOs Chart.  File number 1-14465, 1-3198, Form 8-K, filed on 1/26/05, as Exhibit 10.7.

*10(h)(xxv) 1	IDACORP, Inc. and IPC 2005 Compensation for Non-Employee Directors of the Board of Directors. File number 1-14465, 1-3198, Form 8-K, filed on 1/26/05, as Exhibit 10.8.

*10(h)(xxvi)1	Jan B. Packwood 2005 Restricted Stock Award Agreement. File number 1-14465, 1-3198, Form 8-K, filed on 1/26/05, as Exhibit 10.10.

*10(h)(xxvii)1	Offer of employment letter dated July 9, 2004, to Thomas R. Saldin from IDACORP, Inc. File number 1-14465, 1-3198, Form 10-K for the year ended 12/31/04, filed on 3/9/05, as Exhibit 10(h)(xxiv).

*10(h)(xxviii) 1	IDACORP, Inc. and IPC 2006 NEO Base Compensation Table. File Number 1-14465, 1-3198, Form 8-K, filed on 1/25/06, as Exhibit 10.1.

*10(h)(xxix)1	IDACORP, Inc. 2006 Revised Executive Incentive Plan. File number 1-14465, 1-3198, Form 8-K, filed on 2/9/06, as Exhibit 10.1.

*10(h)(xxx)1	IDACORP, Inc. 2006 Revised Executive Incentive Plan NEO Award Opportunity Chart. File number 1-14465, 1-3198, Form 8-K, filed on 2/9/06, as Exhibit 10.2

*10(h)(xxxi)1	IPC 1994 (now, IDACORP, Inc.) Restricted Stock Plan - 2006 Restricted Stock Awards (time-vesting) to NEOs Chart. File number 1-14465, 1-3198, Form 8-K, filed on 2/9/06, as Exhibit 10.4.

*10(h)(xxxii)1

IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Share Award Agreement (performance with two goals).  File number 1-14465, 1-3198, Form 8-K, filed on 3/17/06, as Exhibit 10.1.

10(h)(xxxiii)1	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Share Award Agreement (performance with two goals) (July 20, 2006).

*10(h)(xxxiv)1

IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan Performance Share Awards (performance with two goals) to NEOs Chart.  File number 1-14465, 1-3198, Form 8-K, filed on 3/17/06, as Exhibit 10.2.

10(h)(xxxv)1	Idaho Power Company Security Plan for Senior Management Employees II, a non-qualified, deferred compensation plan, effective January 1, 2005, as amended July 20, 2006.

10(h)(xxxvi)1	Idaho Power Company Executive Deferred Compensation Plan, as amended July 20, 2006.

*10(i)

Framework Agreement, dated October 1, 1984, between the State of Idaho and IPC relating to IPC's Swan Falls and Snake River water rights.  File number 33-65720, Form S-3, filed on 7/7/93, as Exhibit 10(h).

*10(i)(i)	Agreement, dated October 25, 1984, between the State of Idaho and IPC relating to the agreement filed as Exhibit 10(i). File number 33-65720, Form S-3, filed on 7/7/93, as Exhibit 10(h)(i).

*10(i)(ii)

Contract to Implement, dated October 25, 1984, between the State of Idaho and IPC relating to the agreement filed as Exhibit 10(i).  File number 33-65720, Form S-3, filed on 7/7/93, as Exhibit 10(h)(ii).

*10(j)

Agreement Regarding the Ownership, Construction, Operation and Maintenance of the Milner Hydroelectric Project (FERC No. 2899), dated January 22, 1990, between IPC and the Twin Falls Canal Company and the Northside Canal Company Limited.  File number 33-65720, Form S-3, filed on 7/7/93, as Exhibit 10(m).

*10(j)(i)

Guaranty Agreement, dated February 10, 1992, between IPC and New York Life Insurance Company, as Note Purchaser, relating to $11,700,000 Guaranteed Notes due 2017 of Milner Dam Inc.  File number 33-65720, Form S-3, filed on 7/7/93, as Exhibit 10(m)(i).

*10(k)

Power Purchase Agreement between IPC and PPL Montana, LLC, dated March 1, 2003 and Revised Confirmation Agreement dated May 9, 2003.  File number 1-3198, Form 10-Q for the quarter ended 6/30/03, filed on 8/7/03, as Exhibit 10(k).

*10(l)

$150 Million Five-Year Credit Agreement, dated as of May 3, 2005, among IDACORP, Inc, various lenders, Wachovia Bank, National Association, as joint lead arranger and administrative agent and JP Morgan Chase Bank, NA, as joint lead arranger and syndication agent and Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., as joint lead arrangers and joint book runners.  File number 1-14465, 1-3198, Form 10-Q for the quarter ended 3/31/05, filed on 5/5/05, as Exhibit 10(l).

*10(m)

$200 Million Five-Year Credit Agreement, dated as of May 3, 2005, among Idaho Power Company, various lenders, Wachovia Bank, National Association, as joint lead arranger and administrative agent and JP Morgan Chase Bank, NA, as joint lead arranger and syndication agent and Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., as joint lead arrangers and joint book runners.  File number 1-14465, 1-3198, Form 10-Q for the quarter ended 3/31/05, filed on 5/5/05, as Exhibit 10(m).

*10(n)	Loan Agreement, dated October 1, 2006, between Sweetwater County, Wyoming and IPC. File number 1-3198, Form 8-K, filed on 10/10/2006, as Exhibit 10.1.

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges. (IDACORP, Inc.)

12(a)	Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges. (IDACORP, Inc.)

12(b)	Statement Re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements. (IDACORP, Inc.)

12(c)	Statement Re: Computation of Supplemental Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements. (IDACORP, Inc.)

12(d)	Statement Re: Computation of Ratio of Earnings to Fixed Charges. (IPC)

12 (e)	Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges. (IPC)

15	Letter Re: Unaudited Interim Financial Information.

*21	Subsidiaries of IDACORP, Inc., File number 1-14465, 1-3198, Form 10-K for the year ended 12/31/04, filed on 3/9/05, as Exhibit 21.

31(a)	IDACORP, Inc. Rule 13a-14(a) certification.

31(b)	IDACORP, Inc. Rule 13a-14(a) certification.

31(c)	IPC Rule 13a-14(a) certification.

31(d)	IPC Rule 13a-14(a) certification.

32(a)	IDACORP, Inc. Section 1350 certification.

32(b)	IPC Section 1350 certification.

99	Earnings press release for third quarter 2006.

1 Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

IDACORP, Inc.
(Registrant)
Date	November 2, 2006	By:	/s/ J. LaMont Keen
J. LaMont Keen
President and Chief Executive Officer

Date	November 2, 2006	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
Senior Vice President - Administrative Services
and Chief Financial Officer
IDAHO POWER COMPANY
(Registrant)
Date	November 2, 2006	By:	/s/ J. LaMont Keen
J. LaMont Keen
President and Chief Executive Officer

Date	November 2, 2006	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
Senior Vice President - Administrative Services
and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

10(h)(i) 1	Idaho Power Company Security Plan for Senior Management Employees I - a non-qualified, deferred compensation plan, amended and restated effective December 31, 2004.

10(h)(iii) 1	IDACORP, Inc. Restricted Stock Plan, as amended July 20, 2006.

10(h)(vi) 1	IDACORP, Inc. Restricted Stock Plan - Form of Restricted Stock Agreement (time-vesting) (July 20, 2006).

10(h)(vii) 1	IDACORP, Inc. Restricted Stock Plan - Form of Performance Stock Agreement (July 20, 2006).

10(h)(viii) 1	The Revised Security Plan for Board of Directors - a non-qualified, deferred compensation plan, as amended and restated effective July 20, 2006.

10(h)(x)1	Form of Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP and IPC (senior vice president and higher), as amended July 20, 2006.

10(h)(xi) 1	Form of Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP and IPC (below senior vice president), as amended July 20, 2006.

10(h)(xii) 1	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, as amended July 20, 2006.

10(h)(xvi)1	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Stock Option Award Agreement (July 20, 2006).

10(h)(xvii)1	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Restricted Stock Award Agreement (time vesting) (July 20, 2006).

10(h)(xviii)1	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Restricted Stock Award Agreement (performance vesting) (July 20, 2006).

10(h)(xix)1	Form of Officer Indemnification Agreement for Officers of IDACORP, Inc. and IPC, as amended July 20, 2006.

10(h)(xx)1	Form of Director Indemnification Agreement for Directors of IDACORP, Inc., as amended July 20, 2006.

10(h)(xxxiii)1	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Share Award Agreement (performance with two goals) (July 20, 2006).

10(h)(xxxv)1	Idaho Power Company Security Plan for Senior Management Employees II, a non-qualified, deferred compensation plan, effective January 1, 2005, as amended July 20, 2006.

10(h)(xxxvi)1	Idaho Power Company Executive Deferred Compensation Plan, as amended July 20, 2006.

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges. (IDACORP, Inc.)

12(a)	Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges. (IDACORP, Inc.)

12(b)	Statement Re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements. (IDACORP, Inc.)

12(c)	Statement Re: Computation of Supplemental Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements. (IDACORP, Inc.)

12(d)	Statement Re: Computation of Ratio of Earnings to Fixed Charges. (IPC)

12 (e)	Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges. (IPC)

15	Letter Re: Unaudited Interim Financial Information.

31(a)	IDACORP, Inc. Rule 13a-14(a) certification.

31(b)	IDACORP, Inc. Rule 13a-14(a) certification.

31(c)	IPC Rule 13a-14(a) certification.

31(d)	IPC Rule 13a-14(a) certification.

32(a)	IDACORP, Inc. Section 1350 certification.

32(b)	IPC Section 1350 certification.

99	Earnings press release for third quarter 2006.