Form 10-K/A
period 2006-12-31
IDAHO POWER CO; IDACORP INC
filed 2007-03-01
CIK 49648, 1057877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

Explantory Note

Exhibit 10(h)(xix), the IDACORP, Inc. and IPC 2007 Compensation for Non-Employee Directors of the Board of Directors, was not filed with the Annual Report on Form 10-K filed earlier today on March 1, 2007 and is filed herewith.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) and (2)  Please refer to Part II, Item 8 - "Financial Statements and Supplementary Data" for a complete listing of all consolidated financial statements and financial statement schedules.

(3)  Exhibits.

*Previously Filed and Incorporated Herein by Reference

1

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

*10(n)	Loan Agreement, dated October 1, 2006, between Sweetwater County, Wyoming and IPC. File number 1-3198, Form 8-K, filed on 10/10/2006, as Exhibit 10.1.

*12	Statement Re: Computation of Ratio of Earnings to Fixed Charges. (IDACORP, Inc.) File No. 1-14465, 1-3198, Form 10-K for the year ended 12/31/06, filed on March 1, 2007, as Exhibit 12.

*12(a)	Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges. (IDACORP, Inc.) File No. 1-14465, 1-3198, Form 10-K for the year ended 12/31/06, filed on March 1, 2007, as Exhibit 12(a).

*12(b)

Statement Re:  Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements.  (IDACORP, Inc.)  File No. 1-14465, 1-3198, Form 10-K for the year ended 12/31/06, filed on March 1, 2007, as Exhibit 12(b).

*12(c)

Statement Re:  Computation of Supplemental Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements.  (IDACORP, Inc.)  File No. 1-14465, 1-3198, Form 10-K for the year ended 12/31/06, filed on March 1, 2007, as Exhibit 12(c).

*12(d)	Statement Re: Computation of Ratio of Earnings to Fixed Charges. (IPC) File No. 1-14465, 1-3198, Form 10-K for the year ended 12/31/06, filed on March 1, 2007, as Exhibit 12(d).

*12 (e)	Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges. (IPC) File No. 1-14465, 1-3198, Form 10-K for the year ended 12/31/06, filed on March 1, 2007, as Exhibit 12(e).

*21	Subsidiaries of IDACORP, Inc. File No. 1-14465, 1-3198, Form 10-K for the year ended 12/31/06, filed on March 1, 2007, as Exhibit 21.

*23	Consent of Independent Registered Public Accounting Firm. File No. 1-14465, 1-3198, Form 10-K for the year ended 12/31/06, filed on March 1, 2007, as Exhibit 23.

31(a)	IDACORP, Inc. Rule 13a-14(a) certification.

31(b)	IDACORP, Inc. Rule 13a-14(a) certification.

31(c)	IPC Rule 13a-14(a) certification.

31(d)	IPC Rule 13a-14(a) certification.

32(a)	IDACORP, Inc. Section 1350 certification.

32(b)	IPC Section 1350 certification.

1 Management contract or compensatory plan or arrangement

4

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
6

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

7

IDACORP, Inc.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(thousands of dollars)
Operating Activities:
Net cash provided by operating activities	$41,196	$35,462	$23,958

Investing Activities:
Contributions to subsidiaries	(64,533)	-	(100,456)
Change in intercompany notes receivable	4,196	1,271	12,407
Sale of ITI	21,548	-	-
Other	-	-	(53)
Net cash provided by (used in) investing activities	(38,789)	1,271	(88,102)

Financing Activities:
Issuance of common stock	41,465	6,296	115,690
Dividends on common stock	(51,272)	(50,690)	(45,838)
Increase (decrease) in short-term borrowings	16,700	24,700	(58,250)
Change in intercompany notes payable	(6,814)	(17,971)	(4,323)
Other	1,004	(471)	(1,419)
Net cash provided by (used in) financing activities	1,083	(38,136)	5,860
Net increase (decrease) in cash and cash equivalents	3,490	(1,403)	(58,284)
Cash and cash equivalents at beginning of year	1,234	2,637	60,921
Cash and cash equivalents at end of year	$4,724	$1,234	$2,637

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

8

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

9

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

10

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

IDACORP, Inc.
(Registrant)

March 1, 2007

By: /s/J. LaMont Keen
J. LaMont Keen
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

IDAHO POWER COMPANY
(Registrant)

March 1, 2007

By:/s/J. LaMont Keen
J. LaMont Keen
President and Chief Executive Officer

11

11

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

12