Form 10-K/A
period 2006-12-31
IDAHO POWER CO; IDACORP INC
filed 2007-03-26
CIK 49648, 1057877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)

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
Yes  ( X  )  No  (    )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   (    )

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

Explanatory Note

The registrants are filing this Amendment No. 2 to their Annual Report on Form 10-K, as amended by Form 10-K/A (Amendment No. 1), for the fiscal year ended December 31, 2006, filed on March 1, 2007, to correct the cover page by removing the check mark from the box relating to disclosure of delinquent filers pursuant to Item 405 of Regulation S-K.  There will be disclosure of a late filing in 2006 in IDACORP, Inc.'s definitive proxy statement to be filed pursuant to Regulation 14A for the 2007 Annual Meeting of Shareholders to be held on May 17, 2007.

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

IDACORP, Inc.
(Registrant)

March 26, 2007

By: /s/J. LaMont Keen
J. LaMont Keen
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

IDAHO POWER COMPANY
(Registrant)

March 26, 2007

By:/s/J. LaMont Keen
J. LaMont Keen
President and Chief Executive Officer

2

EXHIBIT INDEX

Exhibit Number

31(a)	IDACORP, Inc. Rule 13a-14(a) certification.

31(b)	IDACORP, Inc. Rule 13a-14(a) certification.

31(c)	IPC Rule 13a-14(a) certification.

31(d)	IPC Rule 13a-14(a) certification.