Form 10-Q/A
period 2010-09-30
IDAHO POWER CO; IDACORP INC
filed 2010-12-13
CIK 49648, 1057877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

This combined Amendment No. 1 on Form 10-Q represents separate filings by IDACORP, Inc. and Idaho Power Company.  Information contained herein relating to an individual registrant is filed by that registrant on its own behalf.  Idaho Power Company makes no representations as to the information relating to IDACORP, Inc.’s other operations.

Idaho Power Company meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to IDACORP, Inc.’s and Idaho Power Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (the “Form 10-Q”) filed with the Securities and Exchange Commission on October 28, 2010, is to file a revised Exhibit 10.44.  The remainder of the Form 10-Q is unchanged and is not reproduced in this Amendment.  This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any other disclosures made in the Form 10-Q.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.44

Engineering, Procurement and Construction Services Agreement (the “EPC Agreement”), dated May 7, 2009, between Boise Power Partners Joint Venture, a joint venture consisting of Kiewit Power Engineers Co. and TIC-The Industrial Company, and Idaho Power Company, including Exhibits A through R thereto.  Portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission (the “Commission”) in accordance with (i) a request for, and related Order by the Commission dated October 21, 2009, File No. 001-14465 – CF#23941, granting, confidential treatment for portions of the EPC Agreement and Exhibit A thereto pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and (ii) a request for confidential treatment, dated December 13, 2010, pursuant to Rule 24b-2 under the Exchange Act for portions of Exhibits B, C, D, F, I, L, M and P to the EPC Agreement.

12.1*	IDACORP, Inc. Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges
12.2*	Idaho Power Company Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges
15.1*	Letter Re: Unaudited Interim Financial Information
31.1*	IDACORP, Inc. Rule 13a-14(a) CEO certification with respect to the Form 10-Q
31.2*	IDACORP, Inc. Rule 13a-14(a) CFO certification with respect to the Form 10-Q
31.3*	Idaho Power Rule 13a-14(a) CEO certification with respect to the Form 10-Q
31.4*	Idaho Power Rule 13a-14(a) CFO certification with respect to the Form 10-Q
31.5	IDACORP, Inc. Rule 13a-14(a) CEO certification with respect to this Amendment
31.6	IDACORP, Inc. Rule 13a-14(a) CFO certification with respect to this Amendment
31.7	Idaho Power Rule 13a-14(a) CEO certification with respect to this Amendment
31.8	Idaho Power Rule 13a-14(a) CFO certification with respect to this Amendment
32.1*	IDACORP, Inc. Section 1350 CEO certification
32.2*	IDACORP, Inc. Section 1350 CFO certification
32.3*	Idaho Power Section 1350 CEO certification
32.4*	Idaho Power Section 1350 CFO certification
101.INS* [1]	XBRL Instance Document
101.SCH* [1]	XBRL Taxonomy Extension Schema Document
101.CAL* [1]	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB* [1]	XBRL Taxonomy Extension Label Linkbase Document
101.PRE* [1]	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated herein by reference to the corresponding exhibit to the Form 10-Q.

[1]  Includes data files for the following materials from the quarterly report on Form 10-Q of IDACORP, Inc. for the quarter ended September 30, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Comprehensive Income; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.  Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.  These files were furnished only by IDACORP, Inc. and not by its subsidiary, Idaho Power Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this Amendment to be signed on their behalf by the undersigned thereunto duly authorized.

IDACORP, INC.
(Registrant)

Date: December 13, 2010	By:	/s/ J. LaMont Keen
J. LaMont Keen
President and Chief Executive Officer

IDAHO POWER COMPANY
(Registrant)

Date: December 13, 2010	By:	/s/ J. LaMont Keen
J. LaMont Keen
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
10.44

Engineering, Procurement and Construction Services Agreement (the “EPC Agreement”), dated May 7, 2009, between Boise Power Partners Joint Venture, a joint venture consisting of Kiewit Power Engineers Co. and TIC-The Industrial Company, and Idaho Power Company, including Exhibits A through R thereto.  Portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission (the “Commission”) in accordance with (i) a request for, and related Order by the Commission dated October 21, 2009, File No. 001-14465 – CF#23941, granting, confidential treatment for portions of the EPC Agreement and Exhibit A thereto pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and (ii) a request for confidential treatment, dated December 13, 2010, pursuant to Rule 24b-2 under the Exchange Act for portions of Exhibits B, C, D, F, I, L, M and P to the EPC Agreement.

31.5	IDACORP, Inc. Rule 13a-14(a) CEO certification with respect to this Amendment
31.6	IDACORP, Inc. Rule 13a-14(a) CFO certification with respect to this Amendment
31.7	Idaho Power Rule 13a-14(a) CEO certification with respect to this Amendment
31.8	Idaho Power Rule 13a-14(a) CFO certification with respect to this Amendment