Form 10-Q
period 2011-06-30
IDAHO POWER CO; IDACORP INC
filed 2011-08-04
CIK 49648, 1057877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
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
Boise, Idaho 83702-5627
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

IDACORP, Inc.:
Large accelerated filer	X	Accelerated filer	Non-accelerated filer		Smaller reporting company
Idaho Power Company:
Large accelerated filer		Accelerated filer	Non-accelerated filer	X	Smaller reporting company

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
Yes ___  No   X

Number of shares of common stock outstanding as of July 29, 2011:
IDACORP, Inc.:	49,711,638
Idaho Power Company:	39,150,812, all held by IDACORP, Inc.

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

COMMONLY USED TERMS

The following select abbreviations or acronyms are commonly used in this report:

ADITC	-	Accumulated Deferred Investment Tax Credits
AFUDC	-	Allowance for Funds Used During Construction
AMI	-	Advanced Metering Infrastructure
APCU	-	Annual Power Cost Update
BCC	-	Bridger Coal Company, a joint venture of IERCo
CAA	-	Clean Air Act
Cal ISO	-	California Independent System Operator
CalPX	-	California Power Exchange
CAMP	-	Comprehensive Aquifer Management Plan
DSR	-	Demand-Side Resources
EGUs	-	Electric Utility Steam Generating Units
EPA	-	United States Environmental Protection Agency
EPS	-	Earnings per share
ESPA	-	Eastern Snake Plain Aquifer
FCA	-	Fixed Cost Adjustment Mechanism
FERC	-	Federal Energy Regulatory Commission
GHG	-	Greenhouse Gas
HAPs	-	Hazardous Air Pollutants
HCC	-	Hells Canyon Complex
Ida-West	-	Ida-West Energy, a subsidiary of IDACORP, Inc.
IE	-	IDACORP Energy, a subsidiary of IDACORP, Inc.
IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company
IFS	-	IDACORP Financial Services, a subsidiary of IDACORP, Inc.
IPUC	-	Idaho Public Utilities Commission
IRS	-	Internal Revenue Service
kW	-	Kilowatt
LCAR	-	Load Change Adjustment Rate
MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MW	-	Megawatt
MWh	-	Megawatt-hour
NSPS	-	New Source Performance Standards
O&M	-	Operations and Maintenance
OATT	-	Open Access Transmission Tariff
OPUC	-	Oregon Public Utility Commission
PCA	-	Power Cost Adjustment
PCAM	-	Power Cost Adjustment Mechanism
PURPA	-	Public Utility Regulatory Policies Act of 1978
REC	-	Renewable Energy Certificate
RES	-	Renewable Energy Standard
SEC	-	Securities and Exchange Commission
SO2	-	Sulfur Dioxide
SRBA	-	Snake River Basin Adjudication
USBR	-	United States Bureau of Reclamation
Valmy	-	North Valmy Steam Electric Generating Plant
VIEs	-	Variable Interest Entities
WECC	-	Western Electricity Coordinating Council

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-Q at Part I, Item 2 - “MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FORWARD-LOOKING STATEMENTS,” and in IDACORP, Inc.'s and Idaho Power Company's Annual Report on Form 10-K for the year ended December 31, 2010, at Part I, Item 1A - “RISK FACTORS” and Part II, Item 7 - “MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” Forward-looking statements are all statements other than statements of historical fact, including, without limitation, those that are identified by the use of the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "may result," "may continue," or similar expressions.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(thousands of dollars except for per share amounts)
Operating Revenues:
Electric utility:
General business	$194,296	$204,277	$397,568	$408,022
Off-system sales	20,720	17,769	50,565	52,175
Other revenues	18,908	18,744	36,853	33,053
Total electric utility revenues	233,924	240,790	484,986	493,250
Other	1,059	963	1,491	1,466
Total operating revenues	234,983	241,753	486,477	494,716
Operating Expenses:
Electric utility:
Purchased power	36,423	30,349	61,517	51,523
Fuel expense	19,704	27,558	49,606	64,744
Power cost adjustment	15,501	28,071	46,807	76,395
Other operations and maintenance	85,472	75,125	156,133	147,219
Energy efficiency programs	5,796	8,765	12,507	13,799
Depreciation	29,693	28,726	59,157	57,309
Taxes other than income taxes	7,182	5,805	14,394	11,485
Total electric utility expenses	199,771	204,399	400,121	422,474
Other	913	749	1,966	1,590
Total operating expenses	200,684	205,148	402,087	424,064
Operating Income	34,299	36,605	84,390	70,652
Other Income, Net	5,041	3,012	9,579	7,493
(Losses) Earnings of Unconsolidated Equity-Method Investments	(4,447)	380	(5,741)	(1,998)
Interest Expense:
Interest on long-term debt	19,504	19,427	40,351	38,868
Other interest, net of AFUDC	(1,936)	(2,038)	(3,823)	(2,491)
Total interest expense, net	17,568	17,389	36,528	36,377
Income Before Income Taxes	17,325	22,608	51,700	39,770
Income Tax (Benefit) Expense	(3,652)	(16,629)	1,235	(15,324)
Net Income	20,977	39,237	50,465	55,094
Adjustment for (income) loss attributable to noncontrolling interests	(76)	(28)	176	178
Net Income Attributable to IDACORP, Inc.	$20,901	$39,209	$50,641	$55,272
Weighted Average Common Shares Outstanding - Basic (000’s)	49,420	47,888	49,355	47,831
Weighted Average Common Shares Outstanding - Diluted (000’s)	49,516	48,048	49,436	47,966
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$0.42	$0.82	$1.03	$1.16
Earnings Attributable to IDACORP, Inc. - Diluted	$0.42	$0.82	$1.02	$1.15
Dividends Declared Per Share of Common Stock	$0.30	$0.30	$0.60	$0.60

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2011	December 31, 2010
Assets	(thousands of dollars)
Current Assets:
Cash and cash equivalents	$58,316	$228,677
Receivables:
Customer (net of allowance of $1,075 and $1,499, respectively)	61,691	62,114
Other (net of allowance of $168 and $1,471, respectively)	8,050	10,157
Income taxes receivable	—	12,130
Accrued unbilled revenues	49,779	47,964
Materials and supplies (at average cost)	45,650	45,601
Fuel stock (at average cost)	48,356	27,547
Prepayments	10,976	11,063
Deferred income taxes	7,411	10,715
Current regulatory assets	35,060	6,216
Other	1,284	1,854
Total current assets	326,573	464,038
Investments	198,305	202,944
Property, Plant and Equipment:
Utility plant in service	4,388,461	4,332,054
Accumulated provision for depreciation	(1,653,298)	(1,614,013)
Utility plant in service - net	2,735,163	2,718,041
Construction work in progress	545,649	416,950
Utility plant held for future use	7,081	7,076
Other property, net of accumulated depreciation	19,099	19,315
Property, plant and equipment - net	3,306,992	3,161,382
Other Assets:
American Falls and Milner water rights	20,536	22,120
Company-owned life insurance	26,689	26,672
Regulatory assets	717,401	753,172
Long-term receivables (net of allowance of $3,266 and $1,861, respectively)	5,041	3,965
Other	40,787	41,762
Total other assets	810,454	847,691
Total	$4,642,324	$4,676,055

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2011	December 31, 2010
Liabilities and Equity	(thousands of dollars)
Current Liabilities:
Current maturities of long-term debt	$1,667	$122,572
Notes payable	66,400	66,900
Accounts payable	87,014	103,100
Income taxes accrued	22,911	—
Interest accrued	22,277	23,937
Uncertain tax positions	56,898	74,436
Current regulatory liabilities	14,036	8,011
Other	68,496	50,103
Total current liabilities	339,699	449,059
Other Liabilities:
Deferred income taxes	586,856	566,473
Regulatory liabilities	307,724	298,094
Other	353,871	338,158
Total other liabilities	1,248,451	1,202,725
Long-Term Debt	1,487,387	1,488,287
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (shares authorized 120,000,000; 49,715,327 and 49,419,452 shares issued, respectively)	816,891	807,842
Retained earnings	754,771	733,879
Accumulated other comprehensive loss	(8,541)	(9,568)
Treasury stock (10,455 and 14,302 shares at cost, respectively)	(29)	(40)
Total IDACORP, Inc. shareholders’ equity	1,563,092	1,532,113
Noncontrolling interests	3,695	3,871
Total equity	1,566,787	1,535,984
Total	$4,642,324	$4,676,055

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2011	2010
Operating Activities:	(thousands of dollars)
Net income	$50,465	$55,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,390	61,023
Deferred income taxes and investment tax credits	(21,994)	(19,726)
Changes in regulatory assets and liabilities	52,068	78,974
Pension and postretirement benefit plan expense	9,897	6,032
Contributions to pension and postretirement benefit plans	(1,510)	(3,080)
Losses of unconsolidated equity-method investments	5,741	1,998
Allowance for equity funds used during construction	(11,694)	(8,020)
Other non-cash adjustments to net income, net	1,920	(148)
Change in:
Accounts receivable and prepayments	(954)	6,613
Accounts payable and other accrued liabilities	(13,843)	(8,495)
Taxes accrued/receivable	38,543	9,279
Other current assets	(22,365)	(3,081)
Other current liabilities	12,276	18,215
Other assets	546	(2,512)
Other liabilities	(3,592)	(4,951)
Net cash provided by operating activities	156,894	187,215
Investing Activities:
Additions to property, plant and equipment	(186,043)	(166,687)
Proceeds from the sale of utility assets	—	19,230
Proceeds from the sale of emission allowances and RECs	3,497	3,497
Investments in affordable housing	(905)	(6,147)
Investments in unconsolidated affiliates	(1,100)	(2,020)
Other	1,689	3,468
Net cash used in investing activities	(182,862)	(148,659)
Financing Activities:
Retirement of long-term debt	(121,064)	(1,064)
Dividends on common stock	(29,962)	(28,830)
Net change in short-term borrowings	(500)	(36,250)
Issuance of common stock	8,254	5,299
Acquisition of treasury stock	(1,933)	(846)
Other	812	(364)
Net cash used in financing activities	(144,393)	(62,055)
Net decrease in cash and cash equivalents	(170,361)	(23,499)
Cash and cash equivalents at beginning of the period	228,677	52,987
Cash and cash equivalents at end of the period	$58,316	$29,488
Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
Income taxes	$(12,696)	$(3,387)
Interest (net of amount capitalized)	$36,848	$33,662
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$32,681	$21,435
Investments in affordable housing	$—	$3,168
The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(thousands of dollars)
Net Income	$20,977	$39,237	$50,465	$55,094
Other Comprehensive Income:
Net unrealized holding gains (losses) arising during the period, net of tax of $4, ($758), $359, and ($492)	6	(1,181)	560	(765)
Unfunded pension liability adjustment, net of tax of $150, $114, $300, and $227	234	177	467	354
Total Comprehensive Income	21,217	38,233	51,492	54,683
Comprehensive (income) loss attributable to noncontrolling interests	(76)	(28)	176	178
Comprehensive Income Attributable to IDACORP, Inc.	$21,141	$38,205	$51,668	$54,861

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Six months ended June 30,
	2011	2010
	(thousands of dollars)
Common Stock
Balance at beginning of period	$807,842	$756,475
Issued	8,254	5,299
Other	795	1,129
Balance at end of period	816,891	762,903
Retained Earnings
Balance at beginning of period	733,879	649,180
Net income attributable to IDACORP, Inc.	50,641	55,272
Common stock dividends ($0.60 per share)	(29,749)	(28,851)
Balance at end of period	754,771	675,601
Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	(9,568)	(8,267)
Unrealized gain (loss) on securities (net of tax)	560	(765)
Unfunded pension liability adjustment (net of tax)	467	354
Balance at end of period	(8,541)	(8,678)
Treasury Stock
Balance at beginning of period	(40)	(53)
Issued	1,944	882
Acquired	(1,933)	(846)
Balance at end of period	(29)	(17)
Total IDACORP, Inc. shareholders’ equity at end of period	1,563,092	1,429,809
Noncontrolling Interests
Balance at beginning of period	3,871	4,209
Net loss attributable to noncontrolling interests	(176)	(178)
Balance at end of period	3,695	4,031
Total equity at end of period	$1,566,787	$1,433,840

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(thousands of dollars)
Operating Revenues:
General business	$194,296	$204,277	$397,568	$408,022
Off-system sales	20,720	17,769	50,565	52,175
Other revenues	18,908	18,744	36,853	33,053
Total operating revenues	233,924	240,790	484,986	493,250
Operating Expenses:
Operation:
Purchased power	36,423	30,349	61,517	51,523
Fuel expense	19,704	27,558	49,606	64,744
Power cost adjustment	15,501	28,071	46,807	76,395
Other operations and maintenance	85,472	75,125	156,133	147,219
Energy efficiency programs	5,796	8,765	12,507	13,799
Depreciation	29,693	28,726	59,157	57,309
Taxes other than income taxes	7,182	5,805	14,394	11,485
Total operating expenses	199,771	204,399	400,121	422,474
Income from Operations	34,153	36,391	84,865	70,776
Other Income (Expense):
Allowance for equity funds used during construction	6,365	4,362	11,694	8,020
(Losses) earnings of unconsolidated equity-method investments	(3,428)	1,987	(2,570)	2,335
Other expense, net	(1,363)	(1,410)	(2,375)	(1,171)
Total other income	1,574	4,939	6,749	9,184
Interest Charges:
Interest on long-term debt	19,504	19,427	40,351	38,868
Other interest	1,311	1,178	2,525	2,031
Allowance for borrowed funds used during construction	(3,375)	(3,287)	(6,589)	(5,478)
Total interest charges	17,440	17,318	36,287	35,421
Income Before Income Taxes	18,287	24,012	55,327	44,539
Income Tax (Benefit) Expense	(2,414)	(14,816)	4,779	(12,510)
Net Income	$20,701	$38,828	$50,548	$57,049

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2011	December 31, 2010
Assets	(thousands of dollars)
Electric Plant:
In service (at original cost)	$4,388,461	$4,332,054
Accumulated provision for depreciation	(1,653,298)	(1,614,013)
In service - net	2,735,163	2,718,041
Construction work in progress	545,649	416,950
Held for future use	7,081	7,076
Electric plant - net	3,287,893	3,142,067
Investments and Other Property	119,179	120,641
Current Assets:
Cash and cash equivalents	53,538	224,233
Receivables:
Customer (net of allowance of $1,075 and $1,499, respectively)	61,691	62,114
Other (net of allowance of $168 and $142, respectively)	7,699	8,835
Income taxes receivable	—	21,063
Accrued unbilled revenues	49,779	47,964
Materials and supplies (at average cost)	45,650	45,601
Fuel stock (at average cost)	48,356	27,547
Prepayments	10,794	10,910
Deferred income taxes	4,031	7,334
Current regulatory assets	35,060	6,216
Other	1,284	1,238
Total current assets	317,882	463,055
Deferred Debits:
American Falls and Milner water rights	20,536	22,120
Company-owned life insurance	26,689	26,672
Regulatory assets	717,401	753,172
Other	39,792	40,666
Total deferred debits	804,418	842,630
Total	$4,529,372	$4,568,393

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2011	December 31, 2010
Capitalization and Liabilities	(thousands of dollars)
Capitalization:
Common stock equity:
Common stock, $2.50 par value (50,000,000 shares authorized; 39,150,812 shares outstanding)	$97,877	$97,877
Premium on capital stock	688,758	688,758
Capital stock expense	(2,097)	(2,097)
Retained earnings	650,961	630,259
Accumulated other comprehensive loss	(8,541)	(9,568)
Total common stock equity	1,426,958	1,405,229
Long-term debt	1,487,387	1,488,287
Total capitalization	2,914,345	2,893,516
Current Liabilities:
Long-term debt due within one year	1,064	121,064
Accounts payable	86,246	102,474
Accounts payable to related parties	1,348	1,110
Income taxes accrued	21,690	—
Interest accrued	22,277	23,930
Uncertain tax positions	56,898	74,436
Current regulatory liabilities	14,036	8,011
Other	67,960	48,733
Total current liabilities	271,519	379,758
Deferred Credits:
Deferred income taxes	684,038	661,165
Regulatory liabilities	307,724	298,094
Other	351,746	335,860
Total deferred credits	1,343,508	1,295,119

Commitments and Contingencies

Total	$4,529,372	$4,568,393

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Capitalization
(unaudited)

	June 30, 2011	December 31, 2010
	(thousands of dollars)
Common Stock Equity:
Common stock	$97,877	$97,877
Premium on capital stock	688,758	688,758
Capital stock expense	(2,097)	(2,097)
Retained earnings	650,961	630,259
Accumulated other comprehensive loss	(8,541)	(9,568)
Total common stock equity	1,426,958	1,405,229
Long-Term Debt:
First mortgage bonds:
6.60% Series due 2011	—	120,000
4.75% Series due 2012	100,000	100,000
4.25% Series due 2013	70,000	70,000
6.025% Series due 2018	120,000	120,000
6.15% Series due 2019	100,000	100,000
4.50 % Series due 2020	130,000	130,000
3.40% Series due 2020	100,000	100,000
6 % Series due 2032	100,000	100,000
5.50% Series due 2033	70,000	70,000
5.50% Series due 2034	50,000	50,000
5.875% Series due 2034	55,000	55,000
5.30% Series due 2035	60,000	60,000
6.30% Series due 2037	140,000	140,000
6.25% Series due 2037	100,000	100,000
4.85% Series due 2040	100,000	100,000
Total first mortgage bonds	1,295,000	1,415,000
Amount due within one year	—	(120,000)
Net first mortgage bonds	1,295,000	1,295,000
Pollution control revenue bonds:
5.15% Series due 2024	49,800	49,800
5.25% Series due 2026	116,300	116,300
Variable Rate Series 2000 due 2027	4,360	4,360
Total pollution control revenue bonds	170,460	170,460
American Falls bond guarantee	19,885	19,885
Milner Dam note guarantee	6,382	7,446
Note guarantee due within one year	(1,064)	(1,064)
Unamortized premium/discount - net	(3,276)	(3,440)
Total long-term debt	1,487,387	1,488,287
Total Capitalization	$2,914,345	$2,893,516

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2011	2010
	(thousands of dollars)
Operating Activities:
Net income	$50,548	$57,049
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	61,101	60,709
Deferred income taxes and investment tax credits	(19,504)	(17,559)
Changes in regulatory assets and liabilities	52,068	78,974
Pension and postretirement benefit plan expense	9,897	6,032
Contributions to pension and postretirement benefit plans	(1,510)	(3,080)
Losses (earnings) of unconsolidated equity-method investments	2,570	(2,335)
Allowance for equity funds used during construction	(11,694)	(8,020)
Other non-cash adjustments to net income	778	(2,474)
Change in:
Accounts receivables and prepayments	(1,282)	6,250
Accounts payable	(13,984)	(8,315)
Taxes accrued/receivable	46,144	(8,791)
Other current assets	(22,365)	(3,081)
Other current liabilities	12,276	18,211
Other assets	546	(2,512)
Other liabilities	(2,798)	(4,309)
Net cash provided by operating activities	162,791	166,749
Investing Activities:
Additions to utility plant	(186,043)	(166,687)
Proceeds from the sale of utility assets	—	19,230
Proceeds from the sale of emission allowances and RECs	3,497	3,497
Investments in unconsolidated affiliates	(1,100)	(2,020)
Other	1,070	2,890
Net cash used in investing activities	(182,576)	(143,090)
Financing Activities:
Retirement of long-term debt	(121,064)	(1,064)
Dividends on common stock	(29,846)	(28,869)
Capital contribution from parent	—	10,000
Other	—	(233)
Net cash used in financing activities	(150,910)	(20,166)
Net (decrease) increase in cash and cash equivalents	(170,695)	3,493
Cash and cash equivalents at beginning of the period	224,233	21,625
Cash and cash equivalents at end of the period	$53,538	$25,118
Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
Income taxes	$(19,244)	$15,335
Interest (net of amount capitalized)	$36,599	$32,706
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$32,681	$21,435
The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(thousands of dollars)
Net Income	$20,701	$38,828	$50,548	$57,049
Other Comprehensive Income:
Net unrealized holding gains (losses) arising during the period, net of tax of $4, ($758), $359, and ($492)	6	(1,181)	560	(765)
Unfunded pension liability adjustment, net of tax of $150, $114, $300, and $227	234	177	467	354
Total Comprehensive Income	$20,941	$37,824	$51,575	$56,638

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

IDACORP’s other subsidiaries include IDACORP Financial Services, Inc. (IFS), an investor in affordable housing and other real estate investments; Ida-West Energy Company (Ida-West), an operator of small hydroelectric generation projects that satisfy the requirements of the Public Utility Regulatory Policies Act of 1978; and IDACORP Energy (IE), a marketer of energy commodities, which wound down operations in 2003.

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

Through IERCo, Idaho Power holds a variable interest in BCC, a VIE for which it is not the primary beneficiary.  IERCo is not the primary beneficiary because the power to direct the activities that most significantly impact the economic performance of BCC is shared with the joint venture partner.  The carrying value of BCC is $89 million at June 30, 2011, and the maximum exposure to loss at BCC is the carrying value, plus any additional future contributions to BCC and the $63 million guarantee for reclamation costs at the mine that is discussed further in Note 8 – “Commitments.”

Through IFS, IDACORP also holds variable interests in VIEs for which it is not the primary beneficiary.  These VIEs are affordable housing developments and other real estate investments in which IFS holds limited partnership interests ranging from 5 to 99 percent.  As a limited partner, IFS does not control these entities and they are not consolidated.  These investments were acquired between 1996 and 2010.  IFS’s maximum exposure to loss in these developments is limited to its net carrying value, which was $69 million at June 30, 2011.

Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly their consolidated financial positions as of June 30, 2011, consolidated results of operations for the three and six months ended June 30, 2011 and 2010, and consolidated cash flows for the six months ended June 30, 2011 and 2010.  These adjustments are of a normal and recurring nature.  These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in IDACORP’s and Idaho Power’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued the following accounting guidance, which is effective for periods beginning after December 15, 2011:

•
In May 2011, the FASB issued guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between generally accepted accounting principles in the United States and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. IDACORP and Idaho Power are currently assessing the impact of the guidance but do not believe that the adoption of this guidance will have a material effect on their consolidated financial statements.

•
In June 2011, the FASB issued guidance on the presentation of comprehensive income in an entity's financial statements. The guidance requires that comprehensive income be presented either in one continuous statement or in two separate but consecutive statements presenting the components of net income and its total, the components of other comprehensive income and its total, and total comprehensive income. The guidance also requires that reclassification adjustments from other comprehensive income to net income be presented in both the components of net income and the components of other comprehensive income. IDACORP and Idaho Power do not expect the adoption of this guidance to have a material effect on their consolidated financial statements.

2.  INCOME TAXES:

In accordance with interim reporting requirements, IDACORP and Idaho Power use an estimated annual effective tax rate for computing their provisions for income taxes. An estimate of annual income tax expense (or benefit) is made each interim period using estimates for annual pre-tax income, income tax adjustments, and tax credits. The estimated annual effective tax rates do not include discrete events such as tax law changes, examination settlements, or method changes. Discrete events are recorded in the interim period in which they occur.

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

Income Tax Expense

An analysis of income tax expense (benefit) for the three and six months ended June 30 is as follows (in thousands of dollars):

	IDACORP		Idaho Power
	2011	2010	2011	2010
Three months ended June 30,
Income tax at statutory rates (federal and state)	$6,744	$8,829	$7,150	$9,389
Additional ADITC amortization	(2,895)	4,512	(2,895)	4,512
Accounting method change	—	(25,187)	—	(25,187)
Examination settlement	(3,428)	—	(3,428)	—
Other	(4,073)	(4,783)	(3,241)	(3,530)
Income tax benefit	$(3,652)	$(16,629)	$(2,414)	$(14,816)
Effective tax rate	(21.2)%	(73.6)%	(13.2)%	(61.7)%
Six months ended June 30,
Income tax at statutory rates (federal and state)	$20,284	$15,620	$21,633	$17,415
Additional ADITC amortization	(6,750)	—	(6,750)	—
Accounting method change	—	(25,187)	—	(25,187)
Examination settlement	(3,428)	—	(3,428)	—
Other	(8,871)	(5,757)	(6,676)	(4,738)
Income tax expense (benefit)	$1,235	$(15,324)	$4,779	$(12,510)
Effective tax rate	2.4%	(38.4)%	8.6%	(28.1)%

The changes in year-to-date 2011 income tax expense as compared to the same period in 2010 were primarily due to an income tax benefit in 2010 related to Idaho Power's tax accounting method change for capitalized repair expenditures that did not recur in 2011, additional amortization of accumulated deferred investment tax credits (ADITC), and higher pre-tax earnings. Net regulatory flow-through tax adjustments at Idaho Power and tax credits at IFS for the six months ended June 30, 2011 were comparable to the same period in 2010.

Idaho Power's January 2010 settlement agreement with the Idaho Public Utilities Commission (IPUC) and other parties provides for additional amortization of ADITC if Idaho Power's actual return on year-end equity in its Idaho jurisdiction is below 9.5 percent in any calendar year from 2009 to 2011.  At the beginning of 2011, Idaho Power had up to $25 million of additional ADITC amortization available for use in 2011 under the settlement agreement. Idaho Power recorded $6.8 million of additional ADITC amortization for the six months ended June 30, 2011, based on its estimate of 2011 Idaho jurisdictional return on year-end equity.

Status of Audit Proceedings and Tax Method Changes

In September 2010, Idaho Power adopted a tax accounting method change for capitalized repair expenditures on utility assets concurrent with the filing of IDACORP's 2009 consolidated federal income tax return.  Also in 2010, Idaho Power reached an agreement with the U.S. Internal Revenue Service (IRS), subject to subsequent review by the U.S. Congress Joint Committee on Taxation (Joint Committee), regarding the allocation of mixed service costs in its method of uniform capitalization. Both methods were subject to audit under IDACORP's 2009 IRS examination.

In April 2011, IDACORP and the IRS reached an agreement on Idaho Power's tax accounting method change for capitalized repairs. Accordingly, the IRS finalized the 2009 examination and submitted its report on the 2009 tax year to the Joint Committee for review. Idaho Power considers the capitalized repairs method effectively settled and believes that no material income tax uncertainties remain for the method. As such, Idaho Power recognized $3.4 million of its previously unrecognized tax benefits for this method in the second quarter of 2011. IDACORP and Idaho Power will pay previously accrued income tax liabilities of approximately $4 million and $7 million, respectively, as a result of this settlement. The difference in liabilities is due to IDACORP's utilization of previously deferred federal general business tax credits and Idaho investment tax credits.

With IDACORP's 2009 tax year submitted to the Joint Committee, Idaho Power's uniform capitalization method agreement with the IRS is under review. If the Joint Committee approves the agreement, Idaho Power would consider the method effectively settled and will recognize approximately $60 million of its previously unrecognized tax benefits for this method in the quarter in which such approval occurs. Additionally, approval would allow Idaho Power to increase the uniform capitalization tax deduction estimate included in its current year tax provision.

3.  REGULATORY MATTERS:

Recent and Pending Idaho Regulatory Matters

Idaho General Rate Case Filing

On June 1, 2011, Idaho Power filed a general rate case and proposed rate schedules for its Idaho jurisdiction with the IPUC, Case No. IPC-E-11-08. The filing is based on a 2011 test year and requests approximately $82.6 million in additional Idaho jurisdiction annual revenues in base rates, which if approved would result in a 9.9 percent overall average rate increase for customers in the Idaho jurisdiction. The filing requests an authorized rate of return on equity of 10.5 percent with an Idaho retail rate base of approximately $2.4 billion. Based on Idaho Power's projected year-end 2011 capitalization structure of approximately 48.8 percent long-term debt and 51.2 percent common equity, cost of debt of 5.728 percent, and its requested 10.5 percent return on equity, the overall cost of capital included in Idaho Power's filing was 8.17 percent. In addition, Idaho Power's filing requests the following items:

•
An updated load change adjustment rate (LCAR) of $19.28 per megawatt-hour. The LCAR is an element of the Idaho power cost adjustment formula, and recognizes that the power supply expenses recovered through Idaho Power's base rates change as loads increase or decrease. The LCAR adjusts power supply costs Idaho Power recovers through its Idaho power cost adjustment mechanism for differences between actual load and the load used in calculating base rates. The LCAR approved by the IPUC on May 31, 2011 was $19.67 per megawatt-hour (MWh), effective retroactively to April 1, 2011.

•
Approval of the current fixed cost adjustment (FCA) mechanism pilot program as a permanent rate mechanism for residential and small commercial class customers. The FCA is a rate mechanism designed to remove Idaho Power's disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer.  The FCA allows Idaho Power to recover the difference between certain fixed costs recovered and the fixed costs authorized for recovery in Idaho Power's most recent rate case.

•
Authority to treat demand response incentive payments (payments Idaho Power has made in connection with energy efficiency activities) as power supply expenses and establish a base or "normal" level of cost recovery for those demand response incentive payments in base rates. Idaho Power included approximately $11.3 million associated with forecasted fixed demand response incentive payments for 2011 in the Idaho jurisdictional revenue requirement calculations included in the general rate case application, which amount would be subject to true-up under the Idaho power cost adjustment mechanism.

Idaho Power is unable to predict the outcome of the general rate case but anticipates that new rates, if approved by the IPUC, would not become effective until on or after January 1, 2012.

Idaho Power Cost Adjustment Order

In both its Idaho and Oregon jurisdictions, Idaho Power has power cost adjustment, or PCA, mechanisms that address the volatility of power supply costs and provide for annual adjustments to the rates charged to its retail customers.  The PCA mechanisms track and compare Idaho Power's actual net power supply costs (primarily fuel and purchased power less off-system sales) against net power supply costs currently being recovered in retail rates.  In its Idaho jurisdiction, the annual PCA rate adjustments are based on two components:

•	a forecast component, based on a forecast of net power supply costs in the coming year as compared to net power supply costs included in base rates; and

•
a true-up component, based on the difference between the previous year's actual net power supply costs and the previous year's forecast.  This component also includes a balancing mechanism so that, over time, the actual collection or refund of authorized true-up dollars matches the amounts authorized.

On May 31, 2011, the IPUC issued an order approving Idaho Power's requested $40.4 million Idaho PCA rate decrease, with the new PCA rates effective for the period from June 1, 2011 to May 31, 2012. The reduction reflects lower forecasted power supply costs relative to the prior year and includes a $14.5 million refund to customers of the March 31, 2011 true-up balance.

The reduction to Idaho PCA rates was net of $10.0 million of Idaho Power’s energy efficiency rider deferral balance that the IPUC had previously authorized for recovery in Idaho Power’s Idaho PCA rates.

Load Change (Formerly "Load Growth") Adjustment Rate Order

On January 14, 2011, Idaho Power submitted comments to the IPUC in support of a revised methodology submitted by another utility for deriving the LCAR rate used in PCA calculations.  Idaho Power's filing with the IPUC requested a new LCAR rate of $19.36 per MWh, in accordance with the proposed methodology, effective April 1, 2011, representing a 27 percent decrease relative to the then-current LCAR rate.  On March 15, 2011, the IPUC issued an order requiring Idaho Power and the two other utilities involved in the proceeding to modify their LCAR such that it is computed based on the most recent IPUC-approved cost of service results, effective for Idaho PCA calculations beginning on April 1, 2011. On May 31, 2011, the IPUC issued an order revising the LCAR rate to $19.67 per MWh (through a June 1, 2011 errata), effective as of April 1, 2011.

Fixed Cost Adjustment Mechanism

In March 2007, the IPUC approved the implementation of an FCA pilot program for Idaho Power's residential and small general service customers.  The initial pilot program ended on December 31, 2009.  On April 29, 2010, the IPUC approved a two-year extension of the FCA pilot program through December 31, 2011. In its June 1, 2011 general rate case filing, Idaho Power requested that the IPUC approve the FCA as a permanent rate mechanism.

On March 15, 2011, Idaho Power filed an application with the IPUC requesting authorization to implement revised FCA rates for electric service from June 1, 2011 through May 31, 2012.  Idaho Power's application requested an aggregate increase of $3.0 million in FCA rates for the residential and small general service customer classes in its Idaho jurisdiction. On May 31, 2011, the IPUC issued an order approving Idaho Power's application, with the $3.0 million FCA rate increase to be effective for the period from June 1, 2011 to May 31, 2012.

Recovery of Contribution to Defined Benefit Pension Plan

In May 2010, the IPUC approved Idaho Power's request to increase rates to allow recovery of a $5.4 million planned cash contribution to its defined benefit pension plan for the 2009 plan year.  In September 2010, Idaho Power elected to make a $60 million contribution to its defined benefit pension plan, rather than the minimum required funding amount, to bring the defined benefit pension plan to a more funded position, reduce future required contributions, and reduce Pension Benefit Guaranty Corporation premiums.  On March 15, 2011, Idaho Power filed an application with the IPUC requesting an increase in the amount included in base rates for recovery of the Idaho-allocated portion of Idaho Power's cash contributions to its defined benefit pension plan from the then-current amount of $5.4 million to approximately $17.1 million annually. The requested increase was intended to recover the balance of the Idaho jurisdictional allocation of the $60 million pension contribution over a three year period.  On May 19, 2011, the IPUC approved Idaho Power’s application, with new rates to become effective on June 1, 2011.

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

On October 22, 2010, Idaho Power filed an application with the IPUC requesting acceptance of the company's demand-side resources (DSR) business model, which included a request for authorization to (a) move demand response incentive payments out of the energy efficiency rider and into the Idaho PCA on a prospective basis beginning on June 1, 2011, and thus subject to a true-up under the PCA mechanism; (b) establish a regulatory asset for the direct incentive payments associated with Idaho Power's energy efficiency program for large commercial and industrial customers, beginning January 1, 2011, so that Idaho Power may capitalize the direct incentive payments associated with the program, include the costs associated with the program incentive payments in its rate base, and thus earn a rate of return on a portion of its DSR activities; and (c) change the carrying charge on the existing energy efficiency rider balancing account (from the then-current interest rate of 1.0 percent to Idaho Power's authorized rate of return). On April 1, 2011, the IPUC issued an order stating that certain issues raised in the application are more properly considered in a general rate case proceeding. However, the IPUC noted in its order that Idaho Power's energy efficiency rider balance includes approximately $10 million in expenditures that have been previously approved by the IPUC for recovery, and thus authorized recovery of $10 million of the rider balance in Idaho Power's Idaho PCA rates, beginning June 1, 2011. On May 17, 2011, the IPUC issued an order stating that it will allow Idaho Power to account for direct incentive payments associated with Idaho Power's energy efficiency program for large commercial and industrial customers as a regulatory asset beginning January 1, 2011, but with an amortization period to be determined later by the IPUC. In its June 1, 2011 general rate case filing, Idaho Power requested authorization to treat demand response incentive payments as power supply costs and establish a base or "normal" level of cost recovery of approximately $11.3 million for those demand response incentive payments in rates.

Transmission Rate Refunds and Shortfall Filing

In its last two completed Idaho general rate cases, Idaho Power included an estimate of open access transmission tariff (OATT) revenues from third parties based on a forecasted OATT rate.  However, on January 15, 2009, the FERC issued an order that required Idaho Power to reduce its transmission service rates to FERC jurisdictional customers and refund to transmission customers $13.3 million of transmission revenues that Idaho Power had received starting in 2006. This refund resulted in an overstatement of the revenue credits in the Idaho jurisdictional revenue requirement in Idaho Power's general rate cases. On October 30, 2009, the IPUC approved Idaho Power's request for authorization to defer the difference between the revenue credits in the last two completed general rate cases and the amount of OATT revenues Idaho Power had received since March 2008 and expected to receive through May 2010.  Based on actual and projected transmission revenues from March 2008 through May 2010, Idaho Power recorded a $4.7 million regulatory asset in 2009 for future recovery.

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

Recent and Pending Oregon Regulatory Matters

Oregon General Rate Case Filing

On July 29, 2011, Idaho Power filed a general rate case and proposed rate schedules with the OPUC, Case No. UE 233. The filing requests a $5.8 million increase in annual Oregon jurisdictional revenues, which if approved would result in a 14.7 percent overall average rate increase for customers in the Oregon jurisdiction. The filing requests an authorized rate of return on equity of 10.5 percent with an Oregon retail rate base of approximately $121.9 million, and a rate of return on capital of 8.17 percent. Idaho Power is unable to predict the outcome of the general rate case but anticipates that new rates, if approved by the OPUC, would not become effective until on or after June 1, 2012.

Oregon Power Cost Adjustment Mechanism Filings

Idaho Power's Oregon PCA mechanism has two components:  the annual power cost update (APCU) and the Oregon power cost adjustment mechanism (PCAM).

The APCU allows Idaho Power to reestablish its Oregon base net power supply costs annually, separate from a general rate case, and to forecast net power supply costs for the upcoming water year.  The APCU has two components:  the “October Update,” Idaho Power's calculation of estimated normalized net power supply costs for the following April through March test period, and the “March Forecast,” Idaho Power's forecast of expected net power supply costs for the same test period, updated for a number of variables including the most recent stream flow data and future wholesale electric prices. On March 23, 2011, Idaho Power filed the March Forecast of the APCU with the Oregon Public Utility Commission (OPUC), requesting a $0.9 million annual decrease in amounts collected through Oregon jurisdiction customer rates. On May 31, 2011, the OPUC approved Idaho Power's request, with new rates effective June 1, 2011.

The PCAM is a true-up filed annually in February.  The filing calculates the deviation between actual net power supply costs incurred for the preceding calendar year and the net power supply costs recovered through the APCU for the same period.  Under the PCAM, Idaho Power is subject to a portion of the business risk or benefit associated with this deviation through application of an asymmetrical deadband (or range of deviations) within which Idaho Power absorbs cost increases or decreases.  For deviations in actual power supply costs outside of the deadband, the PCAM provides for 90%/10% sharing of costs and benefits between customers and Idaho Power.  However, collection by Idaho Power will occur only to the extent that it results in Idaho Power's actual return on equity (ROE) for the year being no greater than 100 basis points below Idaho

Power's last authorized ROE.  A refund to customers will occur only to the extent that it results in Idaho Power's actual ROE for that year being no less than 100 basis points above Idaho Power's last authorized ROE.  On February 28, 2011, Idaho Power submitted its 2010 PCAM true-up, stating that actual net power supply costs were within the deadband, resulting in no request for a deferral.

Annual OATT Update

On June 1, 2011, Idaho Power posted its Draft Informational Filing (DIF) for its OATT on its Open Access Same-Time Information System (OASIS) Internet platform. The DIF is the draft computation of Idaho Power’s transmission formula rate for service under its OATT, which is updated annually. The new draft rate posted by Idaho Power was $19.90 per kW/yr, a $0.30 per kW/yr increase over the rate in effect as of the date of this report. The DIF reflected a $107 million net annual transmission revenue requirement. Idaho Power is required to post the Final Informational Filing, which is subject to review and potential challenge by intervenors, on its OASIS platform and file it with the FERC by September 1, 2011 for rates to be effective as of October 1, 2011 for a one-year period.

4.  LONG-TERM DEBT:

As of June 30, 2011, IDACORP had approximately $539 million remaining on a shelf registration statement filed with the U.S. Securities and Exchange Commission (SEC) that can be used for the issuance of debt securities or IDACORP common stock.

In May 2010, Idaho Power registered with the SEC up to $500 million of first mortgage bonds and debt securities.  On June 17, 2010, Idaho Power entered into a selling agency agreement with ten banks named in the agreement in connection with the potential issuance and sale from time to time of up to $500 million aggregate principal amount of first mortgage bonds.  As of June 30, 2011, $300 million remained on Idaho Power’s shelf registration for the issuance of first mortgage bonds and debt securities.

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

At June 30, 2011, no loans were outstanding under either IDACORP's facility or Idaho Power's facility.  At June 30, 2011, Idaho Power had regulatory authority to incur up to $450 million of short-term indebtedness.

Balances and interest rates of IDACORP’s short-term borrowings were as follows at June 30, 2011 and December 31, 2010 (in thousands of dollars):

	June 30, 2011	December 31, 2010

Commercial paper outstanding	$66,400	$66,900
Weighted-average annual interest rate	0.39%	0.43%

Idaho Power had no short-term borrowings outstanding at either date.

6.  COMMON STOCK:

IDACORP Common Stock

During the six months ended June 30, 2011, IDACORP issued an aggregate of 295,875 shares of common stock pursuant to its IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan, Idaho Power Company Employee Savings Plan, IDACORP, Inc. Restricted Stock Plan, and IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan.

IDACORP enters into sales agency agreements as a means of selling its common stock from time to time pursuant to a continuous equity program.  IDACORP's current sales agency agreement, which expires in November 2011, is with BNY Mellon Capital Markets, LLC. As of June 30, 2011, there were approximately 1.2 million shares remaining available to be sold under the current sales agency agreement. No shares were issued under the sales agency agreement during the six months ended June 30, 2011.

Restrictions on Dividends

A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter.

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Code of Conduct.  At June 30, 2011, the leverage ratios for IDACORP and Idaho Power were 50 percent and 51 percent, respectively.  Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $726 million and $625 million, respectively, at June 30, 2011.  There are additional facility covenants, subject to exceptions, that prohibit or restrict specified investments or acquisitions, mergers, or the sale or disposition of property without consent; the creation of specified forms of liens; and any agreements restricting dividend payments to the company from any material subsidiary.  At June 30, 2011, IDACORP and Idaho Power were in compliance with all facility covenants.

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

In addition to contractual restrictions on the amount and payment of dividends, the Federal Power Act prohibits the payment of dividends from "capital accounts." The term "capital accounts" is undefined in the Federal Power Act, but if conservatively interpreted could limit the payment of dividends by Idaho Power to the amount of Idaho Power's retained earnings.

7.  EARNINGS PER SHARE:

The following table presents the computation of IDACORP’s basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2011 and 2010 (in thousands, except for per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to IDACORP, Inc.	$20,901	$39,209	$50,641	$55,272
Denominator:
Weighted-average common shares outstanding - basic	49,420	47,888	49,355	47,831
Effect of dilutive securities:
Options	19	41	16	41
Restricted Stock	77	119	65	94
Weighted-average common shares outstanding - diluted	49,516	48,048	49,436	47,966
Basic earnings per share	$0.42	$0.82	$1.03	$1.16
Diluted earnings per share	$0.42	$0.82	$1.02	$1.15

The diluted EPS computation excludes 151,659 and 208,374 options for the three and six months ended June 30, 2011, respectively, because the options’ exercise prices were greater than the average market price of the common stock during that period.  For the same period in 2010, the computation excludes 343,835 and 344,918 options for the same reason.  In total, 213,440 options were outstanding at June 30, 2011, with expiration dates between 2011 and 2015.

8.  COMMITMENTS:

Purchase Obligations

The following item is the only material change to purchase obligations, made outside of the ordinary course of business, during the six months ended June 30, 2011:

•
In 2011, Idaho Power entered into several power purchase agreements with wind and other alternative energy developers.  Payments pursuant to these agreements are expected to total approximately $128 million from 2011 to 2037.

Guarantees

Idaho Power has agreed to guarantee a portion of the performance of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest.  This guarantee, which is renewed each December, was $63 million at June 30, 2011, representing IERCo's one-third share of BCC's total reclamation obligation of $189 million.  BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs.  BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs.  To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to add a per-ton surcharge to coal sales.  Starting in 2010, BCC began applying a nominal surcharge to coal sales in order to maintain adequate reserves in the reclamation trust fund.  Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements.  Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated.  IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities.  As of June 30, 2011, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations.  Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

9.  CONTINGENCIES:

IDACORP and Idaho Power have in the past and expect in the future to become involved in various claims, controversies, disputes, and other contingent matters, including the items described in this Note 9.  Some of these claims, controversies, disputes, and other contingent matters involve litigation and regulatory or other contested proceedings.  IDACORP and Idaho Power intend to vigorously protect and defend their interests and pursue their rights.  However, the ultimate resolution and outcome of litigation and regulatory proceedings is inherently difficult to determine, particularly where (i) the remedies or penalties sought are indeterminate, (ii) the proceedings are in the early stages or the substantive issues have not been well developed, or (iii) the matters involve complex or novel legal theories or a large number of parties. In accordance with applicable accounting guidance, IDACORP and Idaho Power, as applicable, establish an accrual for legal proceedings when those matters proceed to a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. IDACORP and Idaho Power monitor those matters for developments that could affect the likelihood of a loss and the accrued amount, if any, thereof, and adjust the amount as appropriate. If the loss contingency at issue is not both probable and reasonably estimable, IDACORP and Idaho Power do not establish an accrual and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable. As of the date of this report, IDACORP's and Idaho Power's accruals for legal proceedings are not material to their financial positions; however, future accruals could have a material effect on their financial positions in a given period. IDACORP's and Idaho Power's determination is based on currently available information, and estimates presented in financial statements and other financial disclosures involve significant judgment and may be subject to significant uncertainty. As available information changes, the matters for which IDACORP and Idaho Power are able to estimate the loss will change, and the estimates themselves will change.

For certain of those matters described in this report for which IDACORP or Idaho Power have determined a loss contingency may, in the future, be at least reasonably possible, IDACORP and Idaho Power have stated that they are unable to estimate the possible loss or a range of possible loss that may result from those matters. Depending on a range of factors, such as the complexity of the facts, the unique nature of the legal theories, the pace of discovery, the timing of court decisions, and the adverse party's willingness to negotiate towards a resolution, it may be months or years after the filing of a case before IDACORP or Idaho Power may be in a position to estimate the possible loss or range of possible loss for those matters.

Given the substantial or indeterminate amounts sought in certain of the matters described below, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could, from time to time, have a material adverse effect on IDACORP's and Idaho Power's financial condition, results of operations, or cash flows in particular quarterly or annual periods. For matters that affect Idaho Power’s operations, Idaho Power intends to seek, to the extent permissible and appropriate, recovery of incurred costs through the ratemaking process.

Western Energy Proceedings at the FERC

In this report, the term “western energy situation” is used to refer to the California energy crisis that occurred during 2000 and 2001, and the energy shortages, high prices, and blackouts in the western United States.  High prices for electricity in California and in western wholesale markets during 2000 and 2001 caused numerous purchasers of electricity in those markets to initiate proceedings seeking refunds or other forms of relief and the FERC to initiate its own investigations.  Some of these proceedings remain pending before the FERC or on appeal to the United States Court of Appeals for the Ninth Circuit (Ninth Circuit).

There are more than 200 petitions pending in the Ninth Circuit for review of numerous FERC orders regarding the western energy situation.  Decisions in these appeals may have implications with respect to other pending cases, including those to which Idaho Power or IE are parties.  Idaho Power and IE intend to vigorously defend their positions in these proceedings.  Except as to the matters described below under “Pacific Northwest Refund,” Idaho Power and IE believe that settlement releases they have obtained that are described below under “California Refund” will restrict potential claims that might result from the disposition of the pending Ninth Circuit review petitions and predict that these matters will not have a material adverse effect on their consolidated financial positions, results of operations, or cash flows.

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

On May 22, 2006, the FERC approved an offer of settlement between and among IE and Idaho Power, the California Parties (consisting of Pacific Gas & Electric Company, San Diego Gas & Electric Company, Southern California Edison Company, the California Public Utilities Commission, the California Electricity Oversight Board, the California Department of Water Resources (CDWR), and the California Attorney General) and additional parties that elected to be bound by the settlement.  The settlement disposed of matters encompassed by the California refund proceeding, as well as market manipulation claims and investigations relating to the western energy situation among and between the parties agreeing to be bound by it.  Although many market participants agreed to be bound by the settlement, other market participants, representing a small minority of potential refund claims, initially elected not to be bound by the settlement.  From time to time, as the California Parties have reached settlements with those other market participants, they have elected to opt into the IE-Idaho Power-California Parties' settlement.  The settlement provided for approximately $23.7 million of IE's and Idaho Power's estimated $36 million rights to accounts receivable from the California Independent System Operator (Cal ISO) and the California Power Exchange (CalPX) to be assigned to an escrow account for refunds and for an additional $1.5 million of accounts receivable to be retained by the CalPX until the conclusion of the litigation.  Under the settlement, the additional $1.5 million of accounts receivable to be retained by the CalPX is to be available to fund the claims of non-settling parties if they prevail in the remaining litigation of the California refund proceeding and the balance in the escrow account is insufficient, after distribution to settling parties, to satisfy the claims of the litigants.  The settlement also provides that any additional amounts owed to non-settling parties would be funded by other amounts owed to IE and Idaho Power by the Cal ISO and CalPX, or directly by IE and Idaho Power, and any excess funds remaining in the escrow and the amounts retained by the CalPX at the end of the case would be returned to IE and Idaho Power.  The remaining IE and Idaho Power receivables were to be paid to IE and Idaho Power under the settlement.

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

On November 19, 2009, the FERC issued an order to implement the Ninth Circuit's remand.  The remand order established a trial-type hearing in which participants will be permitted to submit information regarding (i) specified tariff violations committed by any public utility seller from January 1, 2000 to October 2, 2000 resulting in a transaction that set a market clearing price for the trading period when the violation occurred, and (ii) claims for refunds for multi-day transactions and energy exchange transactions entered into during the refund period (October 2, 2000 to June 21, 2001).  Numerous parties, including IE and Idaho Power, filed motions to clarify the FERC's order and responses to these motions.  IE and Idaho Power, along with other parties that had reached settlements approved by the FERC, also requested that they be dismissed as respondents in the Ninth Circuit remand case. In response to a solicitation from the FERC, on September 22, 2010 IE and Idaho Power, along with a number of other parties, submitted comments to the FERC regarding the scope of the proceedings.

On May 26, 2011, the FERC issued an order, which dismissed IE and Idaho Power as well as other settled parties as respondents in the proceeding and also clarified the scope of the hearings to be conducted. No party filed for rehearing of the dismissals within the time allowed under the Federal Power Act, making those dismissals final and non-appealable. The California Parties sought rehearing of other aspects of the FERC's May 26, 2011 order with respect to non-settled parties.
As a result of their dismissal, IE and Idaho Power believe they have no further material exposure in the remanded proceedings.

California Cost Filing -- In 2005, the FERC established a framework for sellers wanting to demonstrate that the generally applicable FERC refund methodology interfered with the recovery of costs.  IE and Idaho Power made such a cost filing, which was rejected by the FERC.  On June 18, 2009, the FERC issued an order stating that it was not ruling on IE's and Idaho Power's request for rehearing of the cost filing rejection because their request had been withdrawn in connection with the IE-Idaho Power-California Parties' settlement.  On May 18, 2010, in response to further pleadings by IE and Idaho Power, FERC reconsidered its earlier refusal to consider the request for rehearing but denied rehearing. On June 18, 2009, in a separate order, the FERC ruled that only net refund recipients were responsible for the costs associated with cost filings.  On June 25, 2010, IE and Idaho Power filed a petition for review of the pertinent FERC orders in the Ninth Circuit.  Until the Cal ISO completes its refund calculations, it is uncertain whether there are any parties who are not bound by the California refund settlement that might be affected by the cost filing and the review of its rejection.  IE and Idaho Power are unable to predict how or when the Cal ISO's refund calculations will be completed and how or when the Ninth Circuit might rule, but the direct effect of any such calculations and ruling is confined to obligations of IE and Idaho Power to the small minority of claims of market participants that are not bound by the settlement.  Accordingly, IE and Idaho Power believe this matter will not have a material adverse effect on their consolidated financial positions, results of operations, or cash flows.

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

In several separate filings from 2009 to April 2011, the California Parties - which no longer include the California Electricity Oversight Board -  and the City of Tacoma, Washington (Tacoma) and the Port of Seattle, Washington (Port of Seattle) asked the FERC to reorganize and restructure the Pacific Northwest refund case in different ways to enable them to pursue claims, as asserted by the California Parties, that all spot market sales in the Cal ISO and CalPX markets and sales to CDWR made in the Pacific Northwest, and, as asserted by Tacoma and Port of Seattle, other sales in the Pacific Northwest, from January 1, 2000 through June 20, 2001, should be subject to refund and re-priced, because market manipulation and tariff violations affected spot market prices.  Their requests would have expanded the scope of the refund period in the Pacific Northwest proceeding from the December 25, 2000 through June 20, 2001 period previously considered by the FERC.

The California Parties sought to have the FERC sever claims regarding sales originating in the Pacific Northwest to CDWR from the remainder of the Pacific Northwest proceedings and consolidate their claims regarding these sales with the Lockyer remand (involving claims of failure to file quarterly transaction reports with the FERC, from which case IE and Idaho Power previously were dismissed), the Ninth Circuit remand proceeding, and with a complaint filed on May 22, 2009 by the California Attorney General against parties with whom the California Parties have not settled (Brown Complaint).  IE and Idaho Power, along with a number of other parties, filed their opposition to the motion of the California Parties.  Many other parties also filed responses to the motion of the California Parties.  Tacoma and the Port of Seattle sought consolidation of the Pacific Northwest refund proceeding with the California refund proceeding, the Lockyer remand, and the Brown Complaint.  The Tacoma and the Port of Seattle motion asks the FERC to require refunds from all sellers in the Pacific Northwest spot markets for the expanded period (January 1, 2000 through June 20, 2001).  IE and Idaho Power joined with a number of other sellers in the Pacific Northwest markets affected by the proceedings in opposing the requests of the California Parties and of Tacoma and the Port of Seattle.

On May 4, 2011, the FERC issued its Opinion No. 512, affirming an order of an Administrative Law Judge dismissing the Lockyer complaint proceeding. On May 24, 2011, the FERC dismissed the Brown Complaint case and also issued orders that denied the requests of the California Parties and of Tacoma and the Port of Seattle to reconfigure the Pacific Northwest refund case by consolidating it with the dismissed Lockyer remand and the dismissed Brown Complaint case, as well as the Ninth Circuit remand case. The California Parties sought rehearing of dismissal of Lockyer and Brown. IE and Idaho Power are unable to predict when or how the FERC will rule on those requests for rehearing.

IE and Idaho Power intend to continue to defend their positions in the Pacific Northwest refund proceedings vigorously. IE and Idaho Power are unable to predict when or how the FERC will rule on the remand from the Ninth Circuit. As of the date of this report, it is difficult to meaningfully predict the eventual outcome of this matter given the unique nature of the claims at issue (and their lack of specificity) and the number of parties, the status of the proceedings and substantial questions as to the extent of the FERC's authority, the inability to determine with specificity the transactions and associated dollar amounts at issue, the complexity of potential refund calculations, including determining the potential refunds which IE and Idaho Power might be required to pay and which they might become entitled to receive, the nature of the bilateral market in which the transactions under review occurred and legal constraints on the FERC's review of bilateral contracts in that market, the uncertainty about the transactions in which IE was the purchaser, and the availability of various potential legal defenses to the claims in the case. As a result of these factors, at this time Idaho Power and IE are unable to estimate the possible loss or range of possible loss that Idaho Power or IE could incur as a result of this matter.

Sierra Club Lawsuit and EPA Notice of Violation - Boardman

In September 2008, the Sierra Club and four other non-profit corporations filed a complaint against Portland General Electric Company (PGE) in the U.S. District Court for the District of Oregon alleging opacity permit limit and Clean Air Act (CAA)

violations at the Boardman coal-fired plant located in Morrow County, Oregon.  The complaint sought, in addition to injunctive remedies, civil penalties of up to $32,500 per day per violation, and reimbursement of plaintiffs' costs of litigation, including reasonable attorneys' fees.  Idaho Power was not a party to this proceeding but has a 10 percent ownership interest in the Boardman plant and may have an obligation to reimburse PGE for losses resulting from the proceeding.  PGE owns 65 percent of the plant and is the operator of the plant. In July 2011, the parties reached a preliminary settlement and filed a consent decree with the court that resolves all of the plaintiffs' claims. The consent decree provides that PGE will pay $2.5 million to the Oregon Community Foundation to be used for environmentally beneficial projects and will pay $1.0 million of the plaintiff's legal expenses. Further, the consent decree imposes certain SO2 emission caps on the Boardman coal-fired boiler and would allow continued operation of the Boardman plant through December 31, 2020. The consent decree is subject to approval of the court following a 45-day review period by the U.S. Environmental Protection Agency (EPA) and the U.S. Department of Justice. If the consent decree is approved as submitted, payment of the settlement amount will not have a material adverse effect on Idaho Power's financial position, results of operations, or cash flows.

In September 2010, the EPA issued a Notice of Violation to PGE, alleging that PGE had violated the New Source Performance Standards (NSPS) and operating permit requirements under the CAA, as a result of modifications made to the Boardman plant in 1998 and 2004.  The Notice of Violation states the maximum civil penalties the EPA is authorized to impose under the CAA for violations of the NSPS (which range from $25,000 to $37,500 per day), but it does not impose any penalties or specify the amount of any proposed penalties with respect to the alleged violations. It is difficult to meaningfully predict the eventual outcome of this matter given the complexity of the environmental statutes and claims cited in the Notice of Violation and the matters at issue, the unspecified nature of the penalty or other remedy sought, and the absence of factual information given the early stage of the proceedings. As of the date of this report, based on presently available information and the status of this matter, Idaho Power is unable to estimate the possible loss or range of possible loss that Idaho Power could incur as a result of this matter. However, PGE, the plant operator, has stated that based on its understanding of the penalties authorized under the CAA, the maximum penalty that could be imposed for the alleged violations is approximately $60 million, with Idaho Power's share of any such penalty being limited to 10 percent of the amount ultimately assessed, if any. The projects alleged to have triggered the NSPS in the Notice of Violation are also included in the Sierra Club's claims in the litigation described above.

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

Over time, increased irrigation development and other consumptive uses within the Snake River watershed led to a reduction in flows of the Snake River.  In the late 1970's and early 1980's these reduced flows resulted in a conflict between the exercise of Idaho Power's water rights at certain hydroelectric projects on the Snake River and upstream consumptive diversions.  The Swan Falls Agreement, signed by Idaho Power and the State of Idaho on October 25, 1984, resolved the conflict and provided a level of protection for Idaho Power's hydropower water rights at specified projects on the Snake River through the establishment of minimum stream flows and an administrative process governing future development of water rights that may affect those minimum stream flows.  In 1987, Congress enacted legislation directing the FERC to issue an order approving the Swan Falls settlement together with a finding that the agreement was neither inconsistent with the terms and conditions of Idaho Power's project licenses nor the Federal Power Act.  The FERC entered an order implementing the legislation on March 25, 1988.

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

Idaho Power also continues its active participation in the SRBA in seeking to ensure that its water rights are protected and that the operation of its hydroelectric projects is not adversely impacted.  While Idaho Power cannot predict the outcome, Idaho Power does not anticipate any materially adverse modification of its water rights as a result of the SRBA process.

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

During the pendency of the proceedings, Idaho Power worked with the USBR and Idaho interests (including the State of Idaho and upstream water users) in an effort to resolve the contested contract issues that are common to both the SRBA and the pending federal case with the USBR.  These efforts were focused on a recognition in state policy and the Idaho State Water Plan that will promote more efficient operation of the upper Snake River reservoir system to optimize the use of Snake River flows for hydroelectric generation downstream while recognizing and protecting in-reservoir spaceholder contract rights.  These discussions resulted in a resolution passed by the Idaho Water Resource Board in March 2011 that established a standing committee, referred to as the Upper Snake River Advisory Committee (USRAC). The USRAC is comprised of a member of the Idaho Water Resource Board, representatives of Idaho Power, the USBR, and the Committee of Nine, a committee comprised of upstream water users that hold USBR contract rights to reservoir space that advises the State of Idaho and the USBR on reservoir operations. The USRAC is tasked with collaboratively working to identify and implement measures to optimize the operation and management of the reservoir system above Milner Dam to benefit existing and future beneficial uses, including hydropower below Milner Dam. This collaborative process will include a review of existing water bank and rental pool procedures to encourage and facilitate opportunities for the rental, acquisition, and transfer of reservoir storage water and water rights for beneficial uses, including hydropower. The passage of the resolution and establishment of the USRAC has effectively resolved the critical issues outstanding in the pending litigation pertaining to the 1923 contract. While Idaho Power is unable to predict the ultimate impact of the collaborative process, as of the date of this report it does not expect the outcome of the process will have a material adverse effect on its financial position, results of operations, or cash flows.

Other Legal Proceedings

IDACORP and Idaho Power are parties to legal claims, actions, and proceedings in addition to those discussed above.  However, as of the date of this report the companies believe that resolution of these matters will not have a material adverse effect on their consolidated financial positions, results of operations, or cash flows.

10.  BENEFIT PLANS:

Idaho Power has a noncontributory defined benefit pension plan covering most employees.  The benefits under the plan are based on years of service and the employee’s final average earnings.  In addition, Idaho Power has a nonqualified defined benefit plan for certain senior management employees and directors called the Senior Management Security Plan (SMSP).  Idaho Power also maintains a defined benefit postretirement plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active group plan at the time of retirement as well as their spouses and qualifying dependents.  Idaho Power also has an Employee Savings Plan that complies with Section 401(k) of the Internal Revenue Code and covers substantially all employees.  Idaho Power matches specified percentages of employee contributions to the Employee Savings Plan.

The following table shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended June 30 (in thousands of dollars):

	Pension Plan		Senior Management Security Plan		Postretirement Benefits
	2011	2010	2011	2010	2011	2010
Service cost	$5,074	$4,277	$488	$386	$290	$340
Interest cost	7,610	7,229	773	751	824	897
Expected return on plan assets	(7,984)	(6,277)	—	—	(654)	(640)
Amortization of transition obligation	—	—	—	—	510	510
Amortization of prior service cost	129	162	61	58	(112)	(134)
Amortization of net loss	2,243	1,913	323	233	118	144
Net periodic benefit cost	7,072	7,304	1,645	1,428	976	1,117
Costs not recognized due to the effects of regulation (1)	(4,350)	(6,599)	—	—	—	—
Net periodic benefit cost recognized for financial reporting (1)	$2,722	$705	$1,645	$1,428	$976	$1,117
(1)  Net periodic benefit costs for the pension plan are recognized based upon the authorization of each regulatory jurisdiction Idaho Power operates within. Under IPUC order, income statement recognition of pension plan costs has been deferred until costs are recovered through rates.  See Note 3 – “Regulatory Matters” for information on Idaho Power’s 2011 pension rate filing.

The following table shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the six months ended June 30 (in thousands of dollars):

	Pension Plan		Senior Management Security Plan		Postretirement Benefits
	2011	2010	2011	2010	2011	2010
Service cost	$10,239	$8,836	$976	$771	$662	$680
Interest cost	15,161	14,560	1,546	1,502	1,717	1,795
Expected return on plan assets	(15,935)	(12,577)	—	—	(1,321)	(1,280)
Amortization of transition obligation	—	—	—	—	1,020	1,020
Amortization of prior service cost	259	325	122	116	(211)	(268)
Amortization of net loss	4,337	3,838	646	466	289	287
Net periodic benefit cost	14,061	14,982	3,290	2,855	2,156	2,234
Costs not recognized due to the effects of regulation (1)	(9,610)	(14,026)	—	—	—	—
Net periodic benefit cost recognized for financial reporting (1)	$4,451	$956	$3,290	$2,855	$2,156	$2,234
(1)  Net periodic benefit costs for the pension plan are recognized based upon the authorization of each regulatory jurisdiction Idaho Power operates within. Under IPUC order, income statement recognition of pension plan costs has been deferred until costs are recovered through rates.  See Note 3 – “Regulatory Matters” for information on Idaho Power’s 2011 pension rate filing.

IDACORP and Idaho Power will contribute at least $6 million to the defined benefit pension plan during 2011, which is the minimum amount required to be contributed during the year. During the six months ended June 30, 2011, no contributions were made to the defined benefit pension plan.

11.  INVESTMENTS IN DEBT AND EQUITY SECURITIES:

Investments in securities classified as available-for-sale securities are reported at fair value, using either specific identification or average cost to determine the cost for computing gains or losses.  Any unrealized gains or losses on available-for-sale securities are included in other comprehensive income.

The following table summarizes investments in debt and equity securities by IDACORP and Idaho Power as of June 30, 2011 and December 31, 2010 (in thousands of dollars):

	June 30, 2011			December 31, 2010
	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities	$5,794	$—	$25,724	$4,876	$—	$24,561

At the end of each reporting period, IDACORP and Idaho Power analyze securities in loss positions to determine whether they have experienced a decline in market value that is considered other-than-temporary.  At June 30, 2011 and December 31, 2010, no securities were in an unrealized loss position.

There were no sales of available-for-sale securities during the three and six months ended June 30, 2011 or 2010.

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

All commodity-related derivative instruments not meeting the normal purchases and normal sales exception to derivative accounting are recorded at fair value on the balance sheet.  Because of Idaho Power's PCA mechanisms, unrealized gains and losses associated with the changes in fair value of these derivative instruments are recorded as regulatory assets or liabilities. With the exception of forward contracts for the purchase of natural gas for use at Idaho Power’s natural gas generation facilities, Idaho Power’s physical forward contracts qualify for the normal purchases and normal sales exception.

All of Idaho Power's derivative instruments have been entered into for the purpose of economically hedging forecasted purchases and sales, though none of these instruments have been designated as cash flow hedges under derivative accounting guidance. Idaho Power had the following volumes of derivative commodity forward contracts and swaps outstanding at June 30, 2011 and 2010:

		June 30,
Commodity	Units	2011	2010
Electricity purchases	MWh	529,600	875,650
Electricity sales	MWh	764,875	367,225
Natural gas purchases	MMBtu	1,908,639	1,898,750
Natural gas sales	MMBtu	705,622	—
Diesel purchases	Gallons	449,248	447,309

The following tables present the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets at June 30, 2011 and December 31, 2010 (in thousands of dollars):

	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
June 30, 2011
Current:
Financial swaps	Other current assets	$445	Other current assets	$908
Financial swaps	Other current liabilities	6,614	Other current liabilities	535
Forward contracts	Other current liabilities	524	Other current assets	23
Long-term:
Financial swaps	Other assets	174
Forward contracts	Other assets	122
Forward contracts	Other liabilities	18
Total		$7,897		$1,466
December 31, 2010
Current:
Financial swaps	Other current assets	$930	Other current assets	$356
Financial swaps	Other current liabilities	2,440	Other current liabilities	4,172
Forward contracts			Other current liabilities	508
Long-term:
Financial swaps	Other assets	100	Other assets	138
Total		$3,470		$5,174

The following table presents the gains and losses on derivatives not designated as hedging instruments for the three and six months ended June 30, 2011 and 2010 (in thousands of dollars):

	Location of Gain/(Loss)	Gain/(Loss)
	on Derivatives	on Derivatives
Commodity Derivatives	Recognized in Income	Recognized in Income (1)
Three months ended June 30, 2011:
Financial swaps	Off-system sales	$(215)
Financial swaps	Purchased power	195
Financial swaps	Fuel expense	386
Financial swaps	Other operations and maintenance	227
Three months ended June 30, 2010:
Financial swaps	Off-system sales	$496
Financial swaps	Purchased power	(2,223)
Six months ended June 30, 2011:
Financial swaps	Off-system sales	$6,506
Financial swaps	Purchased power	28
Financial swaps	Fuel expense	386
Financial swaps	Other operations and maintenance	227
Six months ended June 30, 2010:
Financial swaps	Off-system sales	$952
Financial swaps	Purchased power	(2,385)
(1) Excludes changes in fair value of derivatives, which are recorded on the balance sheet as regulatory assets or regulatory liabilities.

Settlement gains and losses on electricity swap contracts are recorded on the income statement in off-system sales or purchased power depending on the forecasted position being economically hedged by the derivative contract.  Settlement gains and losses on both financial and physical contracts for natural gas are reflected in fuel expense.  Settlement gains and losses on diesel derivatives are recorded in other operations and maintenance expense.  See Note 13 - “Fair Value Measurements” for additional information concerning the determination of fair value for Idaho Power’s assets and liabilities from price risk management activities.

Credit Risk

At June 30, 2011, Idaho Power did not have material credit exposure from financial instruments, including derivatives.  Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels.  Idaho Power manages these risks by establishing appropriate credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary.  Idaho Power’s physical power contracts are under Western Systems Power Pool agreements, physical gas contracts are under North American Energy Standards Board contracts, and financial transactions are under International Swaps and Derivatives Association, Inc. contracts. These contracts all contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain of Idaho Power's derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services.  If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at June 30, 2011, was $8.7 million.  Idaho Power posted $6.7 million of collateral related to this amount.  If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2011, Idaho Power would have been required to post $2.1 million of additional cash collateral to its counterparties.

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

Idaho Power’s derivatives are contracts entered into as part of its management of loads and resources.  Electricity swaps are valued on the Intercontinental Exchange with quoted prices in an active market.  Natural gas and diesel derivative valuations are performed using New York Mercantile Exchange (NYMEX) pricing, adjusted for location basis, which are also quoted under NYMEX.  Trading securities consist of employee-directed investments held in a Rabbi Trust and are related to an executive deferred compensation plan.  Available-for-sale securities are related to the SMSP and are held in a Rabbi Trust and are actively traded money market and equity funds with quoted prices in active markets.

The table below presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands of dollars).  IDACORP’s and Idaho Power’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.  There were no transfers between levels for the periods presented.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2011
IDACORP
Assets:
Derivatives	$404	$204	$—	$608
Money market funds	3,153	—	—	3,153
Trading securities: Equity securities	3,629	—	—	3,629
Available-for-sale securities: Equity securities	25,724	—	—	25,724
Liabilities:
Derivatives	$646	$544	$—	$1,190
Idaho Power
Assets:
Derivatives	$404	$204	$—	$608
Money market funds	2,500	—	—	2,500
Trading securities: Equity securities	3,629	—	—	3,629
Available-for-sale securities: Equity securities	25,724	—	—	25,724
Liabilities:
Derivatives	$646	$544	$—	$1,190

December 31, 2010
IDACORP
Assets:
Derivatives	$573	$—	$—	$573
Money market funds	151,975	—	—	151,975
Trading securities: Equity securities	5,361	—	—	5,361
Available-for-sale securities: Equity securities	24,561	—	—	24,561
Liabilities:
Derivatives	$—	$508	$—	$508
Idaho Power
Assets:
Derivatives	$573	$—	$—	$573
Money market funds	151,173	—	—	151,173
Trading securities: Equity securities	4,746	—	—	4,746
Available-for-sale securities: Equity securities	24,561	—	—	24,561
Liabilities:
Derivatives	$—	$508	$—	$508

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of June 30, 2011 and December 31, 2010, using available market information and appropriate valuation methodologies.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  Cash and cash equivalents, deposits, customer and other receivables, notes payable, accounts payable, interest accrued, and taxes accrued are reported at their carrying value as these are a reasonable estimate of their fair value.  The estimated fair values for notes receivable and long-term debt are based upon quoted market prices of the same or similar issues or discounted cash flow analysis as appropriate.

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(thousands of dollars)
IDACORP
Assets:
Notes receivable	$2,946	$2,946	$2,946	$2,946
Liabilities:
Long-term debt	1,492,330	1,546,100	1,614,299	1,622,924
Idaho Power
Liabilities:
Long-term debt	$1,491,727	$1,545,498	$1,612,790	$1,621,425

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

IDACORP’s other operating segments are below the quantitative and qualitative thresholds for reportable segments and are included in the “All Other” category in the table below.  This category is comprised of IFS’s investments in affordable housing developments and historic rehabilitation projects, Ida-West’s joint venture investments in small hydroelectric generation projects, the remaining activities of energy marketer IE, which wound down its operations in 2003, and IDACORP’s holding company expenses.

The following table summarizes the segment information for IDACORP’s utility operations and the total of all other segments, and reconciles this information to total enterprise amounts (in thousands of dollars):

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended June 30, 2011:
Revenues	$233,924	$1,059	$—	$234,983
Income attributable to IDACORP, Inc.	20,701	200	—	20,901
Total assets at June 30, 2011	4,529,372	126,696	(13,744)	4,642,324
Three months ended June 30, 2010:
Revenues	$240,790	$963	$—	$241,753
Income attributable to IDACORP, Inc.	38,828	381	—	39,209
Six months ended June 30, 2011:
Revenues	$484,986	$1,491	$—	$486,477
Income attributable to IDACORP, Inc.	50,548	93	—	50,641
Six months ended June 30, 2010:
Revenues	$493,250	$1,466	$—	$494,716
Income (loss) attributable to IDACORP, Inc.	57,049	(1,777)	—	55,272

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
IDACORP, Inc.
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of June 30, 2011, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2011 and 2010, and of equity and cash flows for the six-month periods ended June 30, 2011 and 2010.  These interim financial statements are the responsibility of the Company’s management.

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
August 4, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Idaho Power Company
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiary (the “Company”) as of June 30, 2011, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2011 and 2010, and of cash flows for the six-month periods ended June 30, 2011 and 2010.  These interim financial statements are the responsibility of the Company’s management.

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
August 4, 2011

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Megawatt-hours (MWh) and dollar amounts, other than earnings per share, are in thousands unless otherwise indicated.)

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this report, this report contains (and oral communications made by IDACORP, Inc. and Idaho Power Company may contain) statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, or future events or performance, often, but not always, through the use of words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "may result," "may continue," or similar expressions, are not statements of historical facts and may be forward-looking. Forward-looking statements are not guarantees of future performance and involve estimates, assumptions, risks, and uncertainties. Actual results, performance, or outcomes may differ materially from the results discussed in the statements.  In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors discussed in this report; IDACORP's and Idaho Power's 2010 Annual Report on Form 10-K, particularly Item 1A - “Risk Factors”; Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and Notes 2, 11, and 15 to the consolidated financial statements included in the Annual Report on Form 10-K; subsequent reports filed by IDACORP and Idaho Power with the Securities and Exchange Commission; and the following important factors:

•
the effect of regulatory decisions by the Idaho Public Utilities Commission, the Oregon Public Utility Commission, the Federal Energy Regulatory Commission, and other regulators affecting Idaho Power's ability to recover costs and/or earn a reasonable rate of return;

•
variable hydrological conditions and over-appropriation of surface and groundwater in the Snake River basin, which can impact stream flows and the amount of generation from Idaho Power's hydroelectric facilities;

•
changes in the cost and availability of materials, fuel, and commodities, and their impact on Idaho Power's infrastructure costs, power costs, the ability to meet required loads, and the wholesale energy market in the western United States;

•
costs and delays associated with construction and maintenance of power generation, transmission, and distribution facilities, including the inability to obtain required governmental permits and approvals, hydroelectric plant licenses under reasonable terms (and the costs resulting from conditions in such licenses), rights-of-way, and siting, and risks related to contracting, construction, and start-up;

•
disruptions or outages of Idaho Power's generation or transmission systems or the western interconnected transmission system affecting Idaho Power's ability to deliver power to its customers and requiring the dispatch of more expensive generation resources or purchasing power, which may ultimately increase costs;

•
increased costs associated with the legislatively mandated purchase of intermittent power, such as wind, at above-market rates, and the costs and other challenges of integrating intermittent power sources into Idaho Power's power portfolio;

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

•
changes in and costs of compliance with laws, regulations, and policies relating to the environment, natural resources, and endangered species and the adoption of laws and regulations addressing greenhouse gas emissions, global climate change, and energy policies intended to mitigate carbon dioxide, mercury, and other emissions;

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

•
transaction risks, including increases in costs, associated with Idaho Power's energy commodity and other derivative instruments, the failure of Idaho Power's energy risk management policies to work as intended, exposure to counterparty credit risk, and potential higher costs of hedging activities due to new regulations pertaining to swaps and derivatives;

•
wholesale market conditions, including availability of power on the spot market and the ability to enter into commodity financial hedges with creditworthy counterparties, and the cost of those hedges, which may affect the prices Idaho Power must pay for power as well as the prices at which Idaho Power can sell any excess power;

•
deteriorating values in the equity markets, changes in interest rates and credit spreads, reductions in demand for investment-grade commercial paper, inflation, and other financial market conditions, as well as changes in government regulations, which affect, among other things, the cost of capital and the ability to access the capital markets, indebtedness obligations, and the amount and timing of required contributions to benefit plans;

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

•
the ability to obtain debt and equity financing or refinance existing debt when necessary or on favorable terms, which can be affected by factors such as credit ratings, volatility in the financial markets, the companies' financial performance, and other economic conditions;

•
whether the companies will be able to continue to pay dividends under the terms of their respective financing and credit agreements and regulatory limitations, and whether the companies' boards of directors will continue to declare common stock dividends based on the boards of directors’ periodic consideration of factors ordinarily affecting dividend policy, such as current and prospective financial condition, earnings and liquidity, prospective business conditions, regulatory factors, and restrictions in applicable agreements;

•
changes in tax laws or related regulations or new interpretations of applicable law by the Internal Revenue Service or state and local taxing jurisdictions, and the availability and use by IDACORP or Idaho Power of tax credits;

•
employee workforce factors, including unionization or the attempt to unionize all or part of the companies' workforce, and the ability to adjust the labor cost structure to changes in growth within Idaho Power's service territory;

•
the failure of information systems or the failure to secure information system data, security breaches, or the direct or indirect effect on the companies' business resulting from the occurrence of terrorist incidents and the threat of terrorist incidents and acts of war;

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

Idaho Power is an electric utility with a service territory covering approximately 24,000 square miles in southern Idaho and eastern Oregon.  Idaho Power provided electric service to approximately 493,000 general business customers as of June 30, 2011.  Idaho Power is regulated by the Federal Energy Regulatory Commission (FERC) and the state regulatory commissions of Idaho and Oregon.  Idaho Power is the parent of Idaho Energy Resources Co. (IERCo), a joint venturer in Bridger Coal Company (BCC), which mines and supplies coal to the Jim Bridger generating plant owned in part by Idaho Power.  Idaho Power generates revenues and cash flows primarily from the sale and distribution of electricity to customers in its Idaho and Oregon service territories, as well as from the wholesale sale and transmission of electricity.  Idaho Power’s revenues and income from operations are subject to fluctuations during the year due to the impacts of seasonal weather conditions on demand for electricity, availability of water for hydroelectric generation, price changes, customer usage patterns (which are affected in large part by the condition of the local economy), and the availability and price of purchased power and fuel.  Idaho Power is a dual peaking utility that typically experiences its highest retail energy sales during the summer irrigation and cooling season, with a lower peak in the winter that generally results from heating demand.  IDACORP’s and Idaho Power’s financial condition is also affected by regulatory decisions, through which Idaho Power seeks to recover its costs, including purchased power and fuel costs, on a timely basis, and to earn an authorized return on investment, and by the ability to obtain financing through the issuance of debt and/or equity securities.

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

While reading the MD&A, please refer to the accompanying condensed consolidated financial statements of IDACORP and Idaho Power.  This discussion updates the MD&A included in the Annual Report on Form 10-K for the year ended December 31, 2010, and should be read in conjunction with the information in that report.

EXECUTIVE OVERVIEW

Overview of General Factors and Trends Affecting Results of Operations and Financial Condition

IDACORP's and Idaho Power's results of operations, financial condition, and outlook are affected by a number of important business, regulatory, economic, and other factors. IDACORP and Idaho Power closely monitor those factors to plan for the companies' current needs, and to adjust their expectations, financial budgets, and forecasts appropriately. For the three and six months ended June 30, 2011, IDACORP's and Idaho Power's net income was affected primarily by the following factors:
(1) the impacts of additional amortization of accumulated deferred investment tax credits (ADITC) at Idaho Power;
(2) an increase in other operating and maintenance expense at Idaho Power related to plant maintenance and labor-related expenses;
(3)    rate and regulatory changes at Idaho Power, primarily the effect of a rate settlement agreement effective in June 2010 and changes to the power cost adjustment mechanism and rate in the Idaho jurisdiction;
(4) sales volume fluctuations at Idaho Power -- increases during the first quarter of 2011 relative to the first quarter of 2010 as a result of cooler weather, which increased demand for electricity for heating purposes, and a decrease in demand during the second quarter of 2011 relative to the second quarter of 2010 as a result of continued seasonally cool temperatures and high precipitation levels, which decreased demand for electricity for operation of agricultural irrigation pumps; and
(5)    losses at BCC, which mainly resulted from reduced coal deliveries to the Bridger coal-fired plant. Due to the abundance of lower-cost hydroelectric generation and increased wind generation purchases, production at the Bridger generating plant was down 27 percent for the quarter and 30 percent year-to-date compared to the prior year periods.

BCC coal prices are expected to be adjusted in the second half of 2011 to largely compensate for current losses.
Further detail on these primary drivers, as well as other factors affecting IDACORP's and Idaho Power's current and future financial performance, are set forth below in this Executive Overview and in other sections of MD&A.
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

On June 1, 2011, Idaho Power filed a general rate case with the IPUC, its earliest opportunity to do so under its January 2010 settlement agreement. Idaho Power's application requests approximately $82.6 million in additional Idaho jurisdiction annual revenues in base rates, which if approved would result in a 9.9 percent overall average rate increase for Idaho Power's customers in its Idaho jurisdiction. Also, on July 29, 2011, Idaho Power filed a general rate case for its Oregon jurisdiction with the OPUC. In its filing, Idaho Power requested a $5.8 million increase in annual Oregon jurisdictional revenues, which if approved would result in a 14.7 percent overall average rate increase for customers in the Oregon jurisdiction.

Outside of its Idaho and Oregon general rate cases, two of Idaho Power's principle regulatory mechanisms are its Idaho and Oregon power cost adjustment (PCA) mechanisms, which provide for annual adjustments to rates.  The PCA mechanisms track and compare Idaho Power's actual net power supply costs (primarily fuel and purchased power less off-system sales) against net power supply costs currently being recovered in retail rates.  Most of the variance between these two amounts is deferred for future recovery from or refund to customers.  Because of the PCA mechanisms, the primary financial impact of power supply cost variations is on the timing of cash flows.  If costs rise above the level currently recovered in retail rates it negatively affects Idaho Power's operating cash flow and liquidity until those costs are recovered from customers.  Idaho Power made its annual Idaho PCA filing with the IPUC on April 15, 2011 to implement new Idaho PCA rates. On May 31, 2011, the IPUC issued an order approving Idaho Power's requested $40.4 million Idaho PCA rate decrease, effective for the period from June 1, 2011 to May 31, 2012. Idaho Power also has a fixed cost adjustment (FCA) mechanism that is designed to remove Idaho Power's disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer. On May 31, 2011, the IPUC issued an order approving Idaho Power's request for a $3.0 million FCA rate increase for the residential and small general service customer classes, effective for the period from June 1, 2011 to May 31, 2012.

Economic Conditions and Customer Growth:  Economic conditions within and outside of Idaho Power's service area can impact consumer demand for electricity, collectability of accounts, the volume of off-system sales due to power demand, and Idaho Power's need for purchased power.  Since 2008, economic conditions in Idaho Power's service territory have been relatively weak.  Unemployment rates remain high relative to historic unemployment levels and the customer growth rate, while still positive, has been low relative to prior years.  During the twelve months ended June 30, 2011, the customer growth rate in Idaho Power's service territory was 0.5 percent. By comparison, for the twenty-year period ending 2010 the average annual customer growth rate in Idaho Power's service territory was 2.7 percent. While customer growth rates are influenced by a number of factors, economic conditions can be a significant driver. Management cannot predict when economic recovery may occur in Idaho Power's service territory.  As such, Idaho Power continues to manage costs while executing on its three part strategy of responsible planning, responsible development and protection of resources, and responsible energy use.  In the current economic environment, management is focused on factors such as customer growth, customer load, future capital requirements and the timing of capital expenditures, system reliability and efficiency, liquidity and access to capital markets, counterparty risk, accounts receivable balances and collections, and employee remuneration and retirement benefit plans.

Weather Conditions and Associated Impacts:  Weather conditions have a significant impact on energy sales and contribute to seasonality of those sales. Relatively low and high temperatures result in greater energy usage for heating and cooling, respectively.  During the agricultural growing season, which in large part occurs during the second and third quarters of each calendar year, irrigation customers use electricity to operate irrigation pumps.  The decrease in energy usage by Idaho Power customers in the second quarter of 2011 compared to the same period in 2010 is largely attributable to cooler than normal temperatures and higher than normal precipitation levels, which reduced demand for electricity to operate irrigation pumps. Energy sales to irrigation customers have historically represented a significant portion of Idaho Power's second and third quarter revenues and load demand.

The effect of weather conditions on Idaho Power's hydroelectric generation can also impact Idaho Power's financial condition and results of operations.  Hydroelectric generation depends on stream flows in the Snake River and its tributaries, on which Idaho Power's hydroelectric facilities are located.  The availability of hydroelectric power depends on the amount of snow pack in the mountains upstream of Idaho Power's hydroelectric facilities, reservoir storage, springtime snow pack run-off, river base flows in the Snake River, spring flows, rainfall, water leases and other water rights, and other weather and stream flow considerations.  During low water years, when stream flows into Idaho Power's hydroelectric projects are reduced and reservoir storage is low, Idaho Power's hydroelectric generation is reduced.  This results in reduced generation from Idaho Power's resource portfolio available to serve Idaho Power's customers and for off-system sales and, generally, an increased use of more expensive coal- or gas-fired generation or purchased power to meet load requirements.  Both of these situations result in increased power supply costs.  Also, in times with high hydroelectric generation, the availability of abundant energy tends to reduce wholesale prices, and during low hydroelectric generation periods wholesale prices tend to be higher.  While the cost of purchased power is typically higher than the cost of hydroelectric generation, the incremental cost is currently included in the PCA mechanisms that allow Idaho Power to recover most of these costs. As of the date of this report, Idaho Power expects hydroelectric generation during 2011 in the range of 9.5 to 10.5 million MWh, compared to 7.3 million MWh in 2010, as a result of above-average precipitation levels during the most recent snow accumulation period. Median annual hydroelectric generation is 8.6 million MWh. Due largely to favorable hydroelectric generation conditions, hydroelectric generation comprised 82 percent of Idaho Power's total system generation in the second quarter of 2011.

An abundance of intermittent wind power generation at times when Idaho Power has available lower-cost resources to meet load demands has an impact on the operation of Idaho Power's hydroelectric generation plants, system reliability, Idaho Power's power supply costs, and the wholesale power markets in the Pacific Northwest. Wind power generated from PURPA projects, which Idaho Power is normally mandated to purchase regardless of the then-current load demand or wholesale energy market prices, increases the likelihood and frequency that Idaho Power will be required to reduce output from its lower-cost hydroelectric and fossil fuel-fired generation resources, even when weather conditions have resulted in favorable hydroelectric generation conditions or fuel prices are low. Abundant wind generation in the Pacific Northwest during periods when abundant hydroelectric generation is also available reduces wholesale market prices, resulting in Idaho Power's potential sale of excess power at a significant discount to the price paid by Idaho Power under PURPA wind power purchase contracts and the sale of excess lower-cost hydroelectric or fuel-based power at depressed wholesale market prices. Also, long-term forecasting of wind resource availability is difficult and imprecise, particularly where weather patterns are unpredictable or unsettled. At times, dramatic shifts in generation from wind resources, due to variability in wind conditions and their lack of predictability, creates significant challenges in balancing load and generation from Idaho Power's power generation portfolio. When forecasted wind resources do not materialize, Idaho Power must obtain a substitute source of power to meet load demand, and often must purchase power in the wholesale power markets to balance loads. Idaho Power will continue to incur costs associated with the integration of wind resources into its power portfolio, and Idaho Power anticipates that those costs will increase as the volume of wind power on Idaho Power's system increases.

Fuel and Purchased Power Expense:  Fuel and purchased power costs included in the condensed consolidated statements of income are impacted by electricity sales volumes, the terms of contracts for purchased power and fuel (principally coal and natural gas), Idaho Power's power generation capacity, the rate of expansion of alternative energy generation sources such as wind energy, the availability of hydroelectric generation resources, transmission capacity, energy market prices, Idaho Power's hedging program for managing power costs, and power supply cost deferrals and the recovery of deferred amounts.

In addition to its hydroelectric generation facilities, Idaho Power relies significantly on coal and natural gas to fuel its generation facilities.  For the three and six months ended June 30, 2011, Idaho Power's weighted average cost per MWh for coal, natural gas, and other fuels increased 17 and 21 percent, respectively, relative to the same periods in 2010, mainly due to coal price increases and the effect of lower generation output, such as the spreading of fixed costs over lower output. Notwithstanding the increase in fuel cost per MWh generated, for the three and six months ended June 30, 2011, total fuel expense decreased 28 percent and 23 percent, respectively, relative to the prior year comparable periods, due to a decrease in output from fuel-fired power generating plants resulting from both the abundant hydroelectric generation and increased wind power obtained through mandated power purchases pursuant to PURPA. Increases in demand for coal and natural gas may result in market price increases, short-term price volatility, and/or supply availability issues.  Looking ahead, operation of the Langley Gulch power plant that Idaho Power is currently constructing will increase Idaho Power's demand for natural gas, and thus its exposure to volatility in natural gas prices.

Idaho Power relies in part on purchased power to meet load requirements. Idaho Power makes economic dispatch decisions continuously throughout a given period based on numerous factors, including plant availability, customer demand, and current wholesale prices, in an effort to minimize power costs for its retail customers. As a result, the proportion of power generated and power purchased in the wholesale market to meet retail loads can vary from period to period. To help reduce power demand, Idaho Power has several energy efficiency programs in place, targeting savings across the entire year and across a wide range of customer segments.  The emphasis of these programs is to reduce energy consumption, especially during periods of high demand, and delay the need to build new supply-side alternatives.

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

Regulatory and Environmental Compliance Costs and Expenditures:  Idaho Power is subject to extensive federal and state laws, policies, and regulations, as well as regulatory actions and audits.  Compliance with these requirements directly influences Idaho Power's operating environment and may significantly increase Idaho Power's operating costs.  Further, potential monetary and non-monetary penalties for a violation of applicable laws or regulations may be substantial.  Accordingly, Idaho Power has in place numerous compliance policies and initiatives, and frequently evaluates, updates, and supplements those policies and initiatives.

Idaho Power is also subject to a substantial body of rapidly changing regulations by federal, state, and local authorities governing the protection of the environment.  Environmental laws and regulations may, among other things, increase the cost of operating power generation plants and constructing new facilities, require that Idaho Power install additional pollution control devices at existing generating plants, or require that Idaho Power shut down certain power generation plants.  For instance, the Boardman coal-fired power plant, in which Idaho Power owns a 10 percent interest, was recently the subject of proceedings with Oregon regulators relating to the installation of costly emission controls and a cessation of coal-fired operations in 2020, and in September 2010 the U.S. Environmental Protection Agency (EPA) issued a Notice of Violation to Portland General Electric Company (PGE), the operator of the Boardman plant, alleging Clean Air Act (CAA) violations.  Idaho Power continues to monitor developing legislation and increased regulation concerning greenhouse gas emissions and the potential impacts on its power generation facilities, and as legislation further develops will assess the impact of any resulting legislation on the costs to operate those facilities, as well as the willingness or ability of power plant participants to fund any required pollution control equipment upgrades. Idaho Power intends to seek recovery of such costs through the ratemaking process.

Other Current and Future Matters

Tax-Related Projects:  In 2010, Idaho Power adopted a tax accounting method change for repair-related expenditures on utility assets concurrent with the filing of IDACORP's 2009 consolidated federal income tax return.  Also in 2010, Idaho Power reached an agreement with the U.S. Internal Revenue Service (IRS), subject to subsequent review by the U.S. Congress Joint Committee on Taxation (Joint Committee), regarding the allocation of mixed service costs in its method of uniform capitalization.  The ultimate resolution of these tax matters and the associated regulatory treatment may have a substantial impact on IDACORP's and Idaho Power's financial condition and results of operations. In April 2011, IDACORP and the IRS reached an agreement on Idaho Power's capitalized repairs method change. Accordingly, the IRS finalized the 2009 examination and submitted its report on the 2009 tax year to the Joint Committee for review. Idaho Power considers the capitalized repairs method effectively settled and believes that no material income tax uncertainties remain for the method. With IDACORP's 2009 tax year now submitted to the Joint Committee, Idaho Power's uniform capitalization method agreement with the IRS is under review. If the Joint Committee approves the agreement, Idaho Power would consider the method effectively settled and will recognize approximately $60 million of its previously unrecognized tax benefits for this method in the quarter in which such approval occurs.

Retirement Benefit Plans:  In September 2010, Idaho Power contributed $60 million to its defined benefit pension plan.  The contribution was in excess of the $6 million minimum contribution required to be made in September 2010 for the 2009 plan year.  On March 15, 2011, Idaho Power filed an application with the IPUC requesting an increase in the amount included in base rates for recovery of the Idaho-allocated portion of Idaho Power's cash contributions to its defined benefit pension plan from the current amount of $5.4 million to $17.1 million annually.  The requested increase was intended to recover over a three year period the balance of the Idaho jurisdictional allocation of the prior $60 million pension contribution.  On May 19, 2011, the IPUC approved Idaho Power’s application, with new rates effective on June 1, 2011.

PURPA Power Purchase Contracts:  Pursuant to the requirements of Section 210 of PURPA, the IPUC and OPUC have each issued orders and rules regulating Idaho Power's purchase of power from cogeneration and small power production facilities.  A key component of the PURPA power purchase contracts is the energy price contained within the agreements.  Statutorily mandated execution of PURPA agreements may result in Idaho Power acquiring energy at above wholesale market prices and at times when a surplus already exists, require that Idaho Power sell excess power into the market at a loss, and require additional operational integration costs, thus increasing Idaho Power's purchased power expenses and other costs, and ultimately increasing the rates paid by Idaho Power's customers.  Substantially all PURPA power purchase costs are recovered through base rates and Idaho Power's power supply cost mechanisms, and thus the primary impact of PURPA agreements is on customer rates.

Relicensing of Hydroelectric Projects: Idaho Power is involved in renewing federal licenses for the Hells Canyon Complex (HCC), its largest hydroelectric generation source, and the Swan Falls hydroelectric project.  Relicensing involves numerous environmental issues and substantial costs.  Idaho Power is working with the states of Idaho and Oregon, regulatory authorities, and interested parties to address concerns and take appropriate measures relating to the relicensing of Idaho Power's hydroelectric projects.  Given the number of parties and issues involved, Idaho Power's relicensing costs have been and will continue to be substantial. Idaho Power will seek to recover relicensing costs through the ratemaking process.

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

Summary of Second Quarter and Year-to-Date 2011 Financial Results

A summary of net income attributable to IDACORP, Inc. and earnings per diluted share for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income attributable to IDACORP, Inc.	$20,901	$39,209	$50,641	$55,272
Average outstanding shares – diluted (000’s)	49,516	48,048	49,436	47,966
Earnings per diluted share	$0.42	$0.82	$1.02	$1.15

The following table presents a reconciliation of net income attributable to IDACORP, Inc. for the three and six month periods ended June 30, 2011 to the same periods in 2010 (items are in millions and are before tax unless otherwise noted):

	Three months ended		Six months ended
Net income attributable to IDACORP, Inc. - June 30, 2010		$39.2		$55.3
Change in Idaho Power net income before taxes:
Rate and other regulatory changes, including power cost and
fixed cost adjustment mechanisms	$8.4		$18.1
Changes in sales volumes	(1.1)		4.6
Increased transmission service revenues	2.9		4.6
Increased other operating and maintenance expenses:
Pension expense	(1.9)		(3.3)
Thermal plant expenses	(5.5)		(5.0)
Other	(2.9)		(0.6)
Increased depreciation expense	(1.0)		(1.8)
Increased property taxes	(1.4)		(2.9)
Other changes in operating income, net	0.3		0.4
Change in Idaho Power operating income	(2.2)		14.1
Decrease in earnings at Bridger Coal Company	(5.4)		(4.9)
Other net increases	1.9		1.5
Change in additional amortization of ADITC	7.4		6.8
Increase in other income tax expense	(19.8)		(24.0)
Total decrease in Idaho Power net income		(18.1)		(6.5)
Changes at holding company (net of tax)		(0.3)		1.9
Other net increases (decreases), net of tax		0.1		(0.1)
Net income attributable to IDACORP, Inc. - June 30, 2011		$20.9		$50.6

Idaho Power's 2011 net income decreased for the second quarter and year-to-date compared to the prior year comparable periods largely as a result of income tax expenses, including the impacts of additional amortization of accumulated deferred investment tax credits recorded in both 2011 and 2010, and the $25 million impact of a tax method change that significantly benefited Idaho Power's results for the second quarter of 2010.

Idaho Power's 2011 second quarter operating income decreased $2.2 million compared to the second quarter of 2010. The pension expense increase was due to incremental amortization of pension costs concurrent with the authorization to recover those costs in revenues. Costs associated with thermal plant maintenance outage activities were largely in line with expectations but higher than 2010. Thermal maintenance outage activities vary from year to year depending on unit condition, periodic maintenance requirements, and issues discovered during the outage. These expense increases were substantially offset by increased base rates and the impact of other regulatory changes. Year-to-date 2011 operating income increased $14.1 million compared to the same period in 2010, primarily due to changes in rates and regulatory mechanisms. Increases in base rates were partially offset by the increased O&M expenses.

On June 1, 2010, several Idaho rate orders increasing base rates were implemented, as was a decrease in Idaho PCA rates. Including the Idaho PCA, these rate changes, in conjunction with current year PCA rate changes, reduced Idaho-jurisdiction revenues approximately $24.2 million and $57.5 million for the second quarter of 2011 and year-to-date 2011, respectively, from the comparable periods in 2010. The revenue impact of certain of the rate changes was directly offset by changes in operating expense. For example, Idaho PCA amortization expense was reduced $20.4 million and $43 million for the second quarter of 2011 and year-to-date 2011, respectively, compared to the same periods of 2010 due to the decrease in the corresponding Idaho PCA true-up rate. The rate changes and changes in power supply costs, net of the related PCA mechanisms, increased operating income by approximately $8.4 million and $18.1 million for the second quarter of 2011 and year-to-date 2011 relative to the comparable periods in 2010.

For the second quarter, lower sales volumes decreased operating income $1.1 million compared to the second quarter of 2010,

largely due to a 16.9 percent decline in irrigation customer usage. A wetter, cooler spring delayed the need for irrigation customers to utilize electricity to operate irrigation pumps. For the year-to-date, increased sales volumes improved operating income by $4.6 million. Cooler first quarter temperatures contributed to a $8.0 million increase in electricity revenues from residential customers, many of whom rely on electric power for heating systems during the winter months. This increase was partially offset by a $5.7 million decrease in year-to-date irrigation revenues due to the wetter, cooler spring. The remaining increase relates to increased usage by commercial and industrial customers.

Also contributing to the decrease in earnings were losses at BCC, which primarily resulted from reduced coal deliveries to the Bridger generating plant. Due to the abundance of lower-cost hydroelectric generation and increased wind generation, production at the Bridger generating plant was down 27 percent for the quarter and 30 percent year-to-date compared to the prior year periods. BCC coal prices are expected to be adjusted in the second half of 2011 to largely compensate for current losses.

Holding company earnings decreased $0.3 million for the second quarter and increased $1.9 million for the year-to-date primarily due to the effects of intra-period tax allocations.  In accordance with interim reporting requirements, IDACORP uses its consolidated group annual effective tax rate to determine income tax expense for the quarter, which results in an intra-period allocation of expense.  IDACORP records this intra-period allocation at the holding company.

In accordance with a provision in its January 2010 settlement agreement with the IPUC, Idaho Power recorded an additional amortization of $2.9 million of ADITC in the second quarter of 2011. This was in addition to $3.9 million recorded in the first quarter of 2011. The settlement agreement allows for up to an aggregate of $25 million of additional ADITC amortization in 2011 if Idaho Power's actual rate of return on year-end equity in its Idaho jurisdiction is below 9.5 percent. In the first quarter of 2010, Idaho Power recorded additional amortization of $4.5 million of ADITC that was reversed in the second quarter of 2010 due to a change in estimated annual return on equity resulting from the tax method change made at that time. Any unused credits carry over to future periods, making them available to benefit customers or shareholders in the future. While the actual amount could change significantly based on Idaho Power's actual 2011 return on year-end equity, as of the end of the second quarter, Idaho Power expects to record approximately $13.5 million of additional ADITC amortization for the full year 2011, a decrease from the $15 million estimated in the quarterly report on Form 10-Q for the quarter ended March 31, 2011.

Key Operating and Financial Metrics

IDACORP’s and Idaho Power’s outlook for 2011 full year metrics is as follows:

2011 Estimates
	Current(4)	Previous(5)
Idaho Power Operating & Maintenance Expense (millions)(1)	$310-$320	$300-$310
Idaho Power Capital Expenditures (millions)(2)	No change	$320-$330
Idaho Power Hydroelectric Generation (million MWh)(3)	9.5-10.5	8.5-10.5
Non-regulated subsidiary earnings and holding company expenses (millions)	No change	$0.0-$3.0

(1) The range for operation and maintenance expense changed from first quarter 2011 due to increased pension and other labor-related costs.
(2)    The range for capital expenditures includes amounts for the Langley Gulch power plant and expenditures for the siting and permitting of major transmission expansions for the Boardman to Hemingway and Gateway West transmission projects, excluding AFUDC.

(3)    The range of estimated hydroelectric generation has been revised to reflect actual hydroelectric generation through June and estimated ranges of hydroelectric generation for the remainder of the year.

(4) As of August 4, 2011.
(5) As of May 5, 2011, the date of filing of IDACORP's and Idaho Power's Quarterly Report on Form 10-Q for the period ended March 31, 2011.

RESULTS OF OPERATIONS

This section of the MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three and six months ended June 30, 2011.  In this analysis, the results for 2011 are compared to the same periods in 2010.

Results for the Three and Six Months Ended June 30, 2011

The following table presents net income (losses) for IDACORP and its subsidiaries for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Idaho Power – Utility operations	$20,701	$38,828	$50,548	$57,049
IDACORP Financial Services	47	102	82	63
Ida-West Energy	1,134	1,010	1,367	1,188
IDACORP Energy	(35)	(45)	(61)	152
Holding company	(946)	(686)	(1,295)	(3,180)
Net income attributable to IDACORP, Inc.	$20,901	$39,209	$50,641	$55,272
Average common shares outstanding (diluted, in 000’s)	49,516	48,048	49,436	47,966
Earnings per diluted share	$0.42	$0.82	$1.02	$1.15

Utility Operations

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
General business sales	3,044	3,127	6,285	6,236
Off-system sales	1,198	601	2,047	1,367
Total energy sales	4,242	3,728	8,332	7,603
Hydroelectric generation	3,194	2,298	5,893	4,200
Coal generation	694	1,154	1,888	3,027
Natural gas and other generation	23	18	41	21
Total system generation	3,911	3,470	7,822	7,248
Purchased power	711	579	1,182	974
Line losses	(380)	(321)	(672)	(619)
Total energy supply	4,242	3,728	8,332	7,603

For the three months ended June 30, 2011, hydroelectric generation comprised 82 percent of Idaho Power’s total system generation and 75 percent of its total energy supply.  Based on current reservoir levels, forecasted stream flow, and other conditions relevant to hydroelectric generation capacity, Idaho Power expects to generate between 9.5 and 10.5 million MWh from its hydroelectric facilities in 2011, compared to 7.3 million MWh in 2010.  Idaho Power’s modeled median annual hydroelectric generation is 8.6 million MWh, based on hydrologic conditions for the period 1928 through 2010 and adjusted to reflect the current level of water resource development.  The increase in hydroelectric generation during the second quarter of 2011 resulted in a decreased reliance on coal-fired generation, contributing to a $7.9 million decrease in fuel expense relative to the second quarter of 2010. Most of the decrease in power supply costs that typically results from increased hydroelectric generation is returned to customers through the PCA mechanisms.

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

General business revenue:  The following table presents Idaho Power’s general business revenues, MWh sales, and number of customers for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue
Residential	$82,161	$83,970	$199,429	$195,565
Commercial	51,581	55,593	107,598	113,524
Industrial	34,652	33,950	66,603	70,068
Irrigation	28,249	33,111	28,871	33,787
Deferred revenue related to Hells Canyon
Complex relicensing AFUDC(1)	(2,347)	(2,347)	(4,933)	(4,922)
Total	$194,296	$204,277	$397,568	$408,022
MWh
Residential	1,040	1,043	2,539	2,442
Commercial	869	879	1,833	1,811
Industrial	740	729	1,511	1,500
Irrigation	395	476	402	483
Total	3,044	3,127	6,285	6,236
Customers (period end)
Residential	409,111	407,310
Commercial	64,813	64,371
Industrial	125	124
Irrigation	18,707	18,665
Total	492,756	490,470
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

General business revenue decreased $10.0 million and $10.5 million in the quarter and the six months ended June 30, 2011, respectively, compared to the same periods in 2010.  The change is primarily attributable to the effects of rate changes, increases in customer usage attributable to cooler weather during the first quarter of 2011, and a decrease in customer usage during the second quarter of 2011 due to seasonally mild and wet weather.  These factors are discussed in more detail below:

•         Rates:  The following table presents notable Idaho and Oregon rate increases and decreases, shown on an annualized basis, that affected results for the quarter:

		Percentage	Annualized
	Effective	Rate Increase	$ Impact
Description	Date	(Decrease)	(millions)
2010 Idaho settlement agreement	6/1/2010	9.9%	89
2010 Idaho PCA	6/1/2010	(16.4%)	(147)
2010 Idaho pension expense recovery	6/1/2010	0.8%	5
2010 Idaho AMI	6/1/2010	0.4%	2
2010 Idaho FCA	6/1/2010	0.9%	4
2010 Oregon power cost update	6/1/2010	5.5%	2
2011 Idaho PCA	6/1/2011	(4.8%)	(40)
2011 Idaho FCA	6/1/2011	0.4%	3
2011 Idaho pension expense recovery	6/1/2011	1.4%	12

These rate changes combined to reduce general business revenue by $4.0 million for the quarter and $14.4 million for the year-to-date 2011 relative to the comparable periods in 2010. The revenue impact of several of these changes was directly offset by changes in operating expenses. For example, Idaho PCA amortization expense was reduced $24.2 million for the quarter and $57.5 million for the year-to-date 2011, respectively, compared to the same periods of 2010 due to the decrease in the corresponding Idaho PCA rate. Pension expense recovery and FCA rate changes were fully offset by related amortizations.

The 2010 Idaho settlement agreement listed in the table above included two components, an increase in base power supply costs of $64 million and a general base rate increase of $25 million. For more information related to the settlement agreement, see “Regulatory Matters” later in this MD&A.

•         Usage and weather:  The primary influences on customer demand are weather and economic conditions. Extreme temperatures increase sales to customers who use electricity for cooling and heating, and moderate temperatures decrease sales. Precipitation levels during the agricultural growing season affect sales to customers who use electricity to operate irrigation pumps, with increased precipitation reducing electricity sales.

For the second quarter of 2011, decreased usage reduced general business revenue by $7.1 million compared to the second quarter of 2010. Irrigation usage declined 16.9 percent in the second quarter of 2011 due to cooler weather and changes in precipitation patterns that allowed irrigation customers to reduce or avoid operation of irrigation pumps. Year-to-date, higher usage increased general business revenue $1.8 million relative to 2010, due primarily to colder first quarter temperatures, which increases power demand for residential heating purposes. This increase was partially offset by a 16.8 percent decrease in irrigation usage resulting from the cooler spring weather and the timing and level of precipitation.

The following table presents Boise, Idaho weather conditions for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,			Six months ended June 30,
	2011	2010	Normal	2011	2010	Normal
Heating degree-days (1)	942	885	767	3,428	3,041	3,341
Cooling degree-days (1)	85	107	156	85	107	156
Precipitation (inches)	3.80	4.69	3.28	7.90	8.59	7.22
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

•         Customers:  Growth in customer count increased general business revenues by $1.1 million and $2.1 million for the quarter and year-to-date, respectively, compared to the same periods in 2010.  For the quarter and year-to-date, customer count increased 0.4 percent and 0.1 percent, respectively, compared to the same periods in 2010.

Off-system sales:  Off-system sales consist primarily of long-term sales contracts and opportunity sales of surplus system energy.  The following table presents Idaho Power’s off-system sales for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue	$20,720	$17,769	$50,565	$52,175
MWh sold	1,198	601	2,047	1,367
Revenue per MWh	$17.30	$29.57	$24.70	$38.17

For the quarter, off-system sales revenue increased $3.0 million, or 16.6 percent, as compared to the same period in 2010. Sales volumes for the quarter nearly doubled, as increases in output from hydroelectric and PURPA contract wind resources increased surplus power available for sale. This increase was partially offset by a 41.5 percent decrease in average prices due to abundant energy supply in the region.  Despite the increase in the volume of MWh sold, year-to-date off-system sales revenue decreased $1.6 million, or 3.1 percent, as compared to the same period of 2010 due to a 35.3 percent decrease in average prices.

Other revenues:  The table below presents the components of other revenues for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Transmission services and other	$13,112	$9,979	$24,346	$19,254
Energy efficiency	5,796	8,765	12,507	13,799
Total	$18,908	$18,744	$36,853	$33,053

Transmission services and other revenue increased $3.1 million and $5.1 million in the second quarter and first six months of 2011, respectively, compared to the same periods in 2010 as a result of revenue received under the terms of an operating agreement relating to the Hemingway substation, which became effective in June 2010, and an increase in FERC transmission rates that took effect on October 1, 2010.

Energy efficiency activities are currently funded through a rider mechanism on customer bills.  Energy efficiency program expenditures are reported as an operating expense with an equal amount of revenues recorded in other revenues, resulting in no net impact on earnings.  The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability pending future collection from or obligation to customers.  A liability balance indicates that Idaho Power has collected more than it has spent and an asset balance indicates that Idaho Power has spent more than it has collected.  As of June 30, 2011, Idaho Power’s energy efficiency rider balance was a regulatory asset of $4.8 million, and Idaho Power expects the balance to increase to $7.5 million by the end of 2011. The change from prior estimates of the expected year-end balance is largely due to moving approximately $10 million of energy efficiency rider expenditures into the Idaho PCA in accordance with a May 31, 2011 IPUC order.

Purchased power:  The following table presents Idaho Power’s purchased power expenses and volumes for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Expense
PURPA contracts	$24,661	$14,132	$38,834	$22,520
Other purchased power (including wheeling)	11,762	16,217	22,683	29,003
Total purchased power expense	$36,423	$30,349	$61,517	$51,523
MWh purchased
PURPA contracts	464	258	708	409
Other purchased power	247	321	474	565
Total MWh purchased	711	579	1,182	974
Cost per MWh from PURPA contracts	$53.15	$54.78	$54.85	$55.06
Cost per MWh from other parties	$47.62	$50.52	$47.85	$51.33
Weighted average - all sources	$51.23	$52.42	$52.04	$52.90

Purchased power expense increased $6.1 million, or 20 percent, in the second quarter of 2011 and $10.0 million, or 19 percent, year-to-date compared to the same periods in 2010. MWh purchased from PURPA contracts increased 80 percent for the quarter and 73 percent year-to-date due to new PURPA wind generation facilities coming on-line. This increase in contract purchases was partially offset by reduced wholesale market purchases, as Idaho Power's need for market power was reduced by above average hydroelectric generation, and the mild weather that reduced customer demand.

Fuel expense:  The following table presents Idaho Power’s fuel expenses and generation at its thermal generating plants for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Expense
Coal	$17,239	$25,766	$45,245	$61,830
Natural gas and other	2,465	1,792	4,361	2,914
Total fuel expense	$19,704	$27,558	$49,606	$64,744
MWh generated
Coal	694	1,154	1,888	3,027
Natural gas and other	23	18	41	21
Total MWh generated	717	1,172	1,929	3,048
Cost per MWh
Coal	$24.84	$22.33	$23.96	$20.43
Natural gas and other	107.17	99.56	106.37	138.76
Weighted average, all sources	27.48	23.51	25.72	21.24

Fuel expense decreased $7.9 million, or 28 percent, in the second quarter of 2011 and $15.1 million, or 23 percent, year-to-date compared to the same periods in 2010 due to lower generation at Idaho Power's three coal-fired plants. The output at these plants was down 0.5 million MWh, or 40 percent, in the quarter and 1.1 million MWh, or 38 percent, year-to-date compared to 2010. The reduced dispatch was primarily caused by lower regional power prices due to higher regional hydroelectric and wind production and lower natural gas prices. The impact of the generation reductions was partially offset by higher coal prices. During 2010, the Bridger and Valmy generating plants received fuel from prior lower-cost contracts. Output at the natural gas plants was higher during the second quarter of 2011 due to real-time market economic dispatch decisions and dispatch for system reliability for certain periods.

Most fuel supply contracts are subject to changes in published indexes that are closely related to materials and supplies, labor, and diesel costs. In addition to commodity (variable) costs, both natural gas and coal expense include costs that are more fixed in nature for items such as capacity charges, transportation, and fuel handling. Period to period variances in fuel expense per MWh are noticeably impacted by these fixed charges when generation output is substantially different between the two periods.

PCA mechanisms:  PCA expense represents the effects of the Idaho and Oregon power cost adjustment mechanisms.  The following table presents the components of the Idaho and Oregon PCA mechanisms for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Idaho power supply cost accrual	$10,685	$3,444	$35,601	$23,282
Oregon power supply cost accrual	853	549	1,318	593
Amortization of prior year authorized balances	3,963	24,078	9,888	52,520
Total power cost adjustment expense	$15,501	$28,071	$46,807	$76,395

Changes in the Idaho and Oregon PCA decreased expenses $12.6 million for the second quarter of 2011 and $29.6 million for the year-to-date compared to the same periods in 2010.  The amortization of the prior year’s deferral decreased $20.1 million and $42.6 million for the quarter and year-to-date, respectively, which is also reflected in decreased rates for the period, and was partially offset by a $7.5 million and $13.0 million increase in the current quarter and current year accrual, respectively, the combined result of changes in forecast rates and base and actual power supply costs.

Other operations and maintenance expenses:  Amortization of pension costs, plant maintenance costs, and labor-related costs were the primary drivers of increases in other O&M expense, which increased $10.3 million for the quarter and $8.9 million for the year-to-date period, compared to the same periods in 2010.  Pension increases of $1.9 million for the quarter and $3.3 million year-to-date were due to incremental amortization of pension costs concurrent with the authorization to recover those costs in revenues. The current year costs associated with thermal plant maintenance outage activities were largely in line with expectations but compared to 2010 were $5.5 million higher for the quarter and $5.0 million higher for the year. Thermal maintenance outage activities vary from year to year depending on unit condition, periodic maintenance requirements, and issues discovered during the outage. Finally both the quarter and the year were approximately $2 million over 2010 levels in payroll-related expenses. For the year to date, these increases were partially offset by lower customer account and customer service expense of $2.4 million due to a combination of lower meter reading expense as a result of deployment of advanced metering infrastructure and the completed amortization of certain demand-side management program expenses.

Income Taxes

Income Tax Expense: IDACORP's and Idaho Power's income tax expense for the six months ended June 30, 2011, relative to the same period in 2010, increased $16.6 million and $17.3 million, respectively, primarily as a result of an income tax benefit in 2010 related to Idaho Power's tax accounting method change for repair-related expenditures and higher year-to-date pre-tax earnings in 2011. For information relating to IDACORP's and Idaho Power's computation of income tax expense and estimated annual effective tax rate, see Note 2 - “Income Taxes” to the condensed consolidated financial statements included in this report.

Idaho Power's January 2010 settlement agreement with the IPUC and other parties provided for additional amortization of ADITC if Idaho Power's actual return on year-end equity in its Idaho jurisdiction is below 9.5 percent in any calendar year from 2009 to 2011.  At the beginning of 2011, Idaho Power had up to $25 million of additional ADITC amortization available for use in 2011, in accordance with the settlement agreement. Idaho Power recorded $6.8 million of additional ADITC amortization for the first six months of 2011.  As of the date of this report, Idaho Power expects to record approximately $13.5 million of additional ADITC amortization for the full year 2011 based on its estimate of 2011 Idaho jurisdictional return on year-end equity.  The amount of ADITC recorded during 2011 could change significantly based on Idaho Power's actual 2011 results.

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

In April 2011, IDACORP and the IRS reached an agreement on Idaho Power's tax accounting method change for capitalized repairs. Accordingly, the IRS finalized the 2009 examination and submitted its report on the 2009 tax year to the Joint Committee for review. Idaho Power considers the capitalized repairs method effectively settled and believes that no material income tax uncertainties remain for the method. As such, Idaho Power recognized $3.4 million of its previously unrecognized tax benefits for this method in the second quarter of 2011. IDACORP and Idaho Power will pay previously accrued income tax liabilities of approximately $4 million and $7 million, respectively, as a result of this settlement. The difference in liabilities is due to IDACORP's utilization of previously deferred federal general business tax credits and Idaho investment tax credits.

With IDACORP's 2009 tax year submitted to the Joint Committee, Idaho Power's uniform capitalization method agreement with the IRS is under review. If the Joint Committee approves the agreement, Idaho Power would consider the method effectively settled and will recognize approximately $60 million of its previously unrecognized tax benefits for this method in the quarter in which such approval occurs. Additionally, approval would allow Idaho Power to increase the uniform capitalization tax deduction estimate included in its current year tax provision. Idaho Power expects that the increased deduction would produce approximately $4 million to $6 million of additional tax benefit annually. IDACORP and Idaho Power cannot predict exactly when the Joint Committee will complete its review or the outcome of that review, but continue to believe the likelihood of receiving a determination in 2011 is enhanced given the case was submitted in April 2011.

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

Further, the January 2010 Idaho settlement agreement provides that if Idaho Power's return on year-end equity exceeds 10.5 percent in the Idaho jurisdiction for 2011, Idaho Power is required to share with Idaho customers 50 percent of the earnings in excess of the 10.5 percent return. If Idaho Power's 2011 net income reaches the 10.5 percent return level as provided for in the Idaho settlement, IDACORP's estimated earnings would approximate $3.15 to $3.25 per share, beyond which sharing would begin. This estimate is based on assumptions including the levels of net income, year-end common equity, and jurisdictional allocations and could vary significantly based on actual results. Idaho Power is entitled to benefit from 50 percent of any earnings in excess of a 10.5 percent return, and is evaluating the potential of any such earnings in excess of 10.5 percent on its regulatory strategy associated with its pending general rate cases.

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

Idaho Power's operating cash flows usually do not fully support the amount required for utility capital expenditures during periods of heavy infrastructure development as is presently occurring.  Idaho Power uses operating and capital budgets to control operating costs and optimize capital expenditures, and funds its liquidity needs for capital expenditures through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP.  Idaho Power seeks to recover its operating costs and earn a return on its capital expenditures through rates, periodically filing for rate adjustments for recovery of operating costs and capital investments to provide the opportunity to align Idaho Power's earned returns with those allowed by regulators.

IDACORP and Idaho Power expect minimal need for external financing in 2011, other than issuances under the dividend reinvestment and employee-related plans and potentially issuances of IDACORP common stock pursuant to IDACORP's continuous equity program.  However, IDACORP and Idaho Power monitor debt market conditions and may issue debt securities when they determine that, under the circumstances and in light of the timing and extent of financing needs, conditions are favorable for issuance of debt securities. A significant focus for the remainder of 2011 will be to control costs and generate sufficient cash from operations to meet operating needs and contribute to capital expenditure requirements.

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

As of June 30, 2011, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements include:

•	their respective $100 million and $300 million revolving credit facilities;

•	IDACORP's shelf registration statement, which can be used for the issuance of debt securities and common stock,

including up to 1.2 million shares of IDACORP common stock available for issuance under its continuous equity program; approximately $539 million of debt and equity securities issuances remained available under the shelf registration statement as of June 30, 2011;

•
Idaho Power's shelf registration statement, which can be used for the issuance of first mortgage bonds and debt securities; $300 million remained available under the shelf registration statement as of June 30, 2011; and

•	IDACORP's and Idaho Power's issuance of commercial paper, which can be used to meet short-term liquidity requirements.

The conditions of the capital markets in recent periods and the weak economy have in recent years caused a general concern regarding access to sufficient capital at a reasonable cost.  Notwithstanding these concerns, IDACORP and Idaho Power have not been significantly impacted by this disruption in the credit environment, including in the commercial paper markets, and currently expect to continue to be able to access the capital markets to meet short- and long-term borrowing needs.

Operating Cash Flows

IDACORP’s and Idaho Power’s operating cash inflows for the six months ended June 30, 2011 were $157 million and $163 million, respectively.  IDACORP's and Idaho Power's operating cash flows decreased by $30 million and $4 million, respectively, compared to the six months ended June 30, 2010.  With the exception of cash flows related to income taxes, IDACORP’s operating cash flows are principally derived from the operating cash flows of Idaho Power.  Significant items that affected the companies' operating cash flows in the first six months of 2011 relative to the same period in 2010 are as follows:

•	income before income taxes increased by $12 million for IDACORP and $11 million for Idaho Power;
•      cash inflows related to income taxes increased by $9 million and $35 million for IDACORP and Idaho Power, respectively. IDACORP received income tax refunds of nearly $13 million year-to-date 2011 compared with net refunds of $3 million for the same period in 2010. Idaho Power’s net refunds from IDACORP for income tax were $19 million for the six months ended June 30, 2011, compared with net payments of $15 million for the same period in 2010;

•
changes in regulatory assets associated with the Idaho and Oregon PCA mechanisms reduced cash flows by $30 million, as Idaho Power collected $43 million less of previously deferred costs partially offset by a $13 million increase in the current year accrual, as compared with the first six months of 2010; and

•
changes in fuel inventories reduced cash flows by $17 million as fuel on hand increased by $21 million during the first six months of 2011, due to decreased thermal plant operation, compared with a $4 million increase during the same period in 2010.

For at least the period 2011 to 2014, Idaho Power expects to make significant cash contributions to its pension plan.  Idaho Power's minimum required contribution to its defined benefit pension plan is $6 million in 2011. See Note 11 - “Benefit Plans” to the consolidated financial statements included in IDACORP's and Idaho Power's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for additional information relating to Idaho Power’s pension plan funding obligations and Note 3 - “Regulatory Matters” to the condensed consolidated financial statements included in this report for a discussion of Idaho Power’s recovery of pension plan contributions through the ratemaking process.

Investing Cash Flows

Cash flows from investing activities consist primarily of capital expenditures related to new construction and improvements to Idaho Power’s distribution, transmission, and generation facilities.  IDACORP’s and Idaho Power’s investing cash outflows were $183 million for the six months ended June 30, 2011, an increase of $34 million and $39 million for IDACORP and Idaho Power, respectively, compared to the six months ended June 30, 2010.  Investing cash outflows for 2011 were primarily for construction of utility infrastructure needed to address Idaho Power’s peak demand growth, aging plant and equipment, and forecasted customer growth.

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

IDACORP’s and Idaho Power’s financing cash outflows for the six months ended June 30, 2011 were $144 million and $151 million, respectively.  The following are significant items that affected financing cash flows in 2011:

•      on March 2, 2011, Idaho Power repaid at maturity $120 million of its first mortgage bonds using proceeds from first mortgage bonds issued in August 2010; and
•      IDACORP and Idaho Power paid cash dividends of approximately $30 million.

Idaho Power's next upcoming material long-term debt principal repayment obligation is its $100 million of first mortgage bonds that mature in November 2012.

Financing Programs

Shelf Registrations: IDACORP has an effective registration statement that, as of the date of this report, can be used for the issuance of up to $539 million of debt securities and common stock. Idaho Power has an effective registration statement that, as of the date of this report, can be used for the issuance of up to $300 million of first mortgage bonds and unsecured debt. Refer to Note 4 - “Long-Term Debt” to IDACORP's and Idaho Power's condensed consolidated financial statements included in this report for more information regarding long-term financing arrangements.

The issuance of first mortgage bonds requires that Idaho Power meet interest coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust securing the bonds. Future issuances of first mortgage bonds are subject to satisfaction of covenants and security provisions set forth in the Indenture of Mortgage and Deed of Trust, market conditions, regulatory authorizations, or by covenants and tests contained in other financing agreements. The Indenture of Mortgage and Deed of Trust limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture of Mortgage and Deed of Trust. As of June 30, 2011, Idaho Power could issue approximately $1.2 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions. However, the Indenture of Mortgage and Deed of Trust further limits the maximum amount of first mortgage bonds at any one time outstanding to $2.0 billion, and as a result the maximum amount of first mortgage bonds Idaho Power could issue as of June 30, 2011 was limited to approximately $539 million. Idaho Power may increase the $2.0 billion limit on the maximum amount of first mortgage bonds outstanding by filing a supplemental indenture with the trustee as provided in the Indenture of Mortgage and Deed of Trust.

Credit Facilities: IDACORP and Idaho Power each have a five-year credit agreement that terminates on April 25, 2012, to be used for general corporate purposes and commercial paper back-up, and that provide for the issuance of loans and standby letters of credit. IDACORP's facility permits borrowings of up to $100 million at any one time outstanding, which may be increased upon request, subject to specified conditions, to $150 million. Idaho Power's facility permits borrowings of up to $300 million at any one time outstanding, which may be increased upon request, subject to specified conditions, to $450 million. Each company may request one-year extensions of the then-existing termination date. Interest on borrowings under the facilities is a Eurodollar rate or a floating rate, plus a margin determined by the ratings on the company's senior unsecured long-term debt securities. The companies also pay a utilization fee and a facility fee.

Each facility contains a covenant requiring a leverage ratio of consolidated indebtedness to consolidated total capitalization of no more than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, “consolidated indebtedness” broadly includes all indebtedness of the respective borrower and its subsidiaries, excluding indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). “Consolidated total capitalization” is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At June 30, 2011, the leverage ratios for IDACORP and Idaho Power were 50 percent and 51 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities, which could limit the ability of the companies to issue first mortgage bonds and debt securities. There are additional covenants, subject to exceptions, that prohibit or restrict certain investments or acquisitions, mergers or sale or disposition of property without consent, the creation of certain liens, and any agreements restricting dividend payments from any material subsidiary. At June 30, 2011, IDACORP and Idaho Power were in compliance with all facility covenants.

The events of default under the facilities include nonpayment of principal, interest, and fees, when due or subject to a grace period; materially false representations or warranties; breach of covenants, subject in some instances to grace periods; bankruptcy or insolvency-related events; default in the payment of indebtedness in excess of $25 million, defaults that will permit acceleration of such debt, or the acceleration of any of such debt; the acquisition of 20 percent of the outstanding voting shares of the company; the failure of IDACORP to own all of the outstanding voting stock of Idaho Power; any reportable event occurring with any employee pension benefit plan as defined by the Internal Revenue Code or the Employee Retirement Income Security Act of 1974 (ERISA); failure to meet minimum funding standards for any employee pension benefit plan under the Internal Revenue code or ERISA; notice provided by Idaho Power to terminate an employee pension benefit plan if the plan's unfunded liabilities exceed $75 million; and environmental proceedings, investigations, or violations of law that could reasonably be expected to have a material adverse effect.

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

The following table outlines available short-term borrowing liquidity as of the dates specified:

	June 30, 2011		December 31, 2010
		Idaho		Idaho
	IDACORP(2)	Power	IDACORP(2)	Power
Revolving credit facility	$100,000	$300,000	$100,000	$300,000
Commercial paper outstanding	(66,400)	—	(66,900)	—
Identified for other use (1)	—	(24,245)	—	(24,245)
Net balance available	$33,600	$275,755	$33,100	$275,755
(1) Port of Morrow and American Falls bonds that holders may put to Idaho Power.
(2) Holding company only.

At July 29, 2011, IDACORP had no loans outstanding under its credit facility and $64 million of commercial paper outstanding, and Idaho Power had no loans outstanding under its credit facility and no commercial paper outstanding.

The following table presents additional information about short-term borrowing during the three- and six-month periods ended June 30, 2011:

	Three months ended June 30,		Six months ended June 30,
	IDACORP (1)	Idaho Power	IDACORP (1)	Idaho Power
Commercial paper:
Period end:
Amount outstanding	$66,400	$—	$66,400	$—
Weighted average interest rate	0.39%	—%	0.39%	—%
Daily average amount outstanding during the period	$69,812	$—	$69,831	$—
Weighted average interest rate during the period	0.39%	—%	0.40%	—%
Maximum month-end balance	$72,900	$—	$74,400	$—

(1) Holding company only

Impact of Credit Ratings on Liquidity

IDACORP’s and Idaho Power’s access to capital markets, including the commercial paper market, and their respective financing costs in those markets, may depend on their respective credit ratings.  The following table outlines the ratings of Idaho Power’s and IDACORP’s securities, and the ratings outlook, by Standard & Poor’s Ratings Services and Moody’s Investors Service as of the date of this report:

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

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties.  As of June 30, 2011, Idaho Power had posted approximately $6.7 million of performance assurance collateral.  Should Idaho Power experience a reduction in its credit rating on Idaho Power’s unsecured debt to below investment grade Idaho Power could be subject to additional requests by its wholesale counterparties to post additional performance assurance collateral.  Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions.  Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of June 30, 2011, the approximate amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $16 million.  Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls, through sensitivity analysis, to minimize capital requirements.

Capital Requirements

Idaho Power is experiencing a cycle of heavy infrastructure investment, adding capacity to its baseload generation, transmission system, and distribution facilities to ensure an adequate supply of electricity, to provide service to new customers, and to maintain system reliability, while at the same time upgrading and maintaining its existing hydroelectric and thermal generation facilities. Idaho Power expects that total capital expenditures will be between $770 million and $800 million from 2011-2013. Internal cash generation after dividends is expected to provide less than the full amount of total capital requirements during that period. While circumstances could change, IDACORP and Idaho Power expect minimal need for external financing in 2011, other than issuances of IDACORP common stock under the dividend reinvestment and employee-related plans and potentially under IDACORP's continuous equity program. Beyond 2011, IDACORP and Idaho Power expect to continue financing capital requirements with a combination of internally generated funds and externally financed capital. As discussed above, for future external financing needs IDACORP and Idaho Power have shelf registration statements available for the issuance of equity (in the case of IDACORP only) and debt securities, as well as credit facilities.
Idaho Power's construction expenditures were $186 million and $167 million during the six months ended ended June 30, 2011 and 2010, respectively.

The following table presents Idaho Power's estimated cash requirements for construction, excluding AFUDC, for 2011 through 2013 (in millions of dollars):

	2011	2012-2013
Ongoing capital expenditures	$187-189	$395-406
Langley Gulch Power Plant (detailed below)	121-125	35-39
Other major projects	12-16	20-25
Total	$320-330	$450-470

Major Infrastructure Projects:

Idaho Power is engaged in the development of a number of significant projects and has entered into and is in discussions with third parties concerning arrangements for joint infrastructure development. The discussion below provides a summary of notable developments with respect to certain of these projects during the six months ended June 30, 2011 and since the discussion of these matters included in Part II, Item 7 - “MD&A - Capital Requirements” in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2010.

Langley Gulch Power Plant:
The Langley Gulch Power Plant is a natural gas-fired combined cycle combustion turbine generating plant with a summer nameplate capacity of approximately 300 MW and a winter capacity of approximately 330 MW. Construction of the plant, substation, and transmission lines is in process. The plant is being constructed near New Plymouth, Idaho and is contracted to achieve commercial operation by November 1, 2012. Based on contract incentives and the current project status, Idaho Power estimates that the plant will be in service by June 2012. The commitment estimate for the project is $427 million, $289 million of which Idaho Power has incurred from inception in 2009 through June 30, 2011. AFUDC is included in both amounts. The ranges of cash requirements presented in the table above for Langley Gulch construction reflect a decrease of $5 million for 2011 and a corresponding increase of the same amount in 2012-2013 from what was reported in the quarterly report on Form 10-Q for the quarter ended March 31, 2011 due to a change in the expected timing of payments related to the plant's construction. This change does not impact the expected total cost or timing of completion of the Langley Gulch power plant. As of the date of this report, the overall project remains on schedule and Idaho Power expects the total project cost to be at or below the commitment estimate.

In September 2009, the IPUC issued an order providing Idaho Power assurance and pre-approval to include $396.6 million of construction costs in Idaho Power’s rate base when Langley Gulch achieves commercial operation. The order contemplates that Idaho Power may request recovery of additional costs if they exceed $396.6 million, provided that Idaho Power is able to demonstrate that the additional costs were reasonably and prudently incurred.

During the second quarter of 2011, plant construction activities continued. Major equipment incorporated into the project during the second quarter of 2011 included the combustion turbine ancillary equipment, heat recovery steam generator components, cooling tower, and various pumps and tanks. The water delivery system that will provide cooling water to the site is under construction with the pumping station completed during the second quarter of 2011, and the contractor is preparing for the commissioning of this system. The natural gas delivery system is being constructed in two parts: (1) the gas pipeline lateral delivering gas from the metering station to the site, which was completed during the second quarter of 2011, and (2) the metering station, which is under final design, with construction expected to begin in the summer of 2011. The plant will connect to Idaho Power's existing grid through a new substation and two new transmission lines. The substation is under construction and on schedule. One of the new transmission lines has been constructed and incorporated into the grid, while the other is under design. The second transmission line is expected to be completed by May 2012.

Transmission Projects; Termination of Memorandum of Understanding:
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

On July 29, 2011, the U.S. Bureau of Land Management issued for public review and comment a draft environmental impact statement for the Gateway West project. Idaho Power is reviewing the findings in the environmental impact statement and their potential impact on the project.

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

In connection with the MOU, in April 2010 Idaho Power entered into a Joint Purchase and Sale Agreement with PacifiCorp, pursuant to which Idaho Power agreed to sell to PacifiCorp an interest in certain high-voltage transmission-related and interconnection equipment located at the Hemingway station, and PacifiCorp agreed to sell to Idaho Power an interest in certain high-voltage transmission-related and interconnection equipment located at PacifiCorp's Populus station in southeast Idaho.  Closing of the purchase and sale occurred in May 2010, and the parties executed Joint Ownership and Operating Agreements that specify the parties' relative rights and obligations as to the Hemingway and Populus substations.

In subsequent months, Idaho Power and PacifiCorp sought to negotiate the terms and conditions of the other arrangements contemplated by the MOU. The parties were unable to reach agreement on those arrangements, and on April 26, 2011, Idaho Power notified PacifiCorp that it was terminating the MOU, effective as of that date. Notwithstanding termination of the MOU, Idaho Power continues to pursue the joint development of the Boardman-Hemingway transmission line with one or more parties and continue its participation with PacifiCorp in the permitting process for the Gateway West transmission project. Idaho Power has increased its estimate of capital expenditures associated with 2011 Boardman-Hemingway transmission line activities by $8 million, based on its assumption that it will be responsible for all project expenses during 2011. However, Idaho Power expects that a portion of the 2011 expenses would be reimbursed in a subsequent year or years by other parties who participate in the project, pro rata based on the respective parties' ownership of the transmission line.

AMI/Smart Grid (American Recovery and Reinvestment Act of 2009 (ARRA)):
The AMI project provides the means to automatically retrieve energy consumption information, eliminating manual meter reading expense. Idaho Power intends to install this technology for approximately 99 percent of its customers and is on pace to complete the installations by the end of 2011. As of June 30, 2011, Idaho Power had installed approximately 418,000 AMI meters at a cost of $61 million. The total cost estimate for the project is approximately $74 million. The 2011 estimated costs are included in the Capital Requirements table above.

Under the ARRA, Idaho Power was awarded a grant of $47 million from the U.S. Department of Energy (DOE). This grant matches a $47 million investment by Idaho Power in Smart Grid technology, including AMI. The grant was signed by the DOE on April 2, 2010 and applies to project costs incurred beginning in August 2009. As of June 30, 2011, Idaho Power had invoiced approximately $27 million from the DOE, of which $25 million had been received, and expects to continue billing and collecting monthly over the three-year term of the award. The costs to be reimbursed by the grant are not included in the Capital Requirements table above.

Contractual Obligations

The only material change to contractual obligations, outside of the ordinary course of business, during the six months ended June 30, 2011 related to several power purchase agreements entered into by Idaho Power with wind and other alternative energy developers.  Payments pursuant to these agreements are expected to total approximately $128 million from 2011 to 2037.

Dividends

The amount and timing of dividends paid on IDACORP’s common stock are within the sole discretion of IDACORP’s board of directors.  IDACORP's board of directors reviews the dividend rate periodically to determine its appropriateness in light of IDACORP’s current and long-term financial position and results of operations, capital requirements, rating agency requirements, legislative and regulatory developments affecting the electric utility industry in general and Idaho Power in particular, competitive conditions, and any other factors the board of directors deems relevant.  The ability of IDACORP to pay dividends on its common stock is dependent upon dividends paid to it by its subsidiaries, primarily Idaho Power. For additional information relating to IDACORP and Idaho Power dividends, including restrictions on IDACORP’s and Idaho Power’s payment of dividends, see Note 6 – “Common Stock” to the condensed consolidated financial statements included in this report.

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

In addition to the discussion below, which includes notable regulatory developments since the discussion of these matters in Item 7 of IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2010, refer to Note 3 - “Regulatory Matters” to the condensed consolidated financial statements included in this report for additional information and updates relating to Idaho Power's regulatory matters and recent regulatory filings.

Change in Deferred Net Power Supply Costs

Idaho Power's power supply costs can vary significantly from year to year, primarily because of the impacts of weather, system loads, and commodity markets.  To address the volatility of power supply costs, Idaho Power has PCA mechanisms for both the Idaho and Oregon jurisdictions.  These mechanisms allow Idaho Power to recover from or refund to customers most of the fluctuations in power supply costs.  Because of these mechanisms, the primary financial impacts of power supply cost variations is that cash is paid out but recovery from customers does not occur until a future period, or cash that is collected is refunded to customers, resulting in fluctuations in operating cash flows from year to year. A summary of the changes in deferred power supply costs during the six months ended June 30, 2011 is set forth below:

	Idaho	Oregon(1)	Total
Balance at December 31, 2010	$17,559	$12,194	$29,753
Current period net power supply costs accrued	(35,601)	(1,318)	(36,919)
Prior costs expensed and recovered through rates	(8,695)	(1,193)	(9,888)
Transfer of energy efficiency funds	10,000	—	10,000
SO2 allowance and renewable energy certificate (REC) sales	(3,101)	(335)	(3,436)
Interest and other	(40)	320	280
Balance at June 30, 2011	$(19,878)	$9,668	$(10,210)
(1)  Oregon power supply cost deferrals are subject to a statute that specifically limits rate amortizations of deferred costs to six percent of gross Oregon revenue per year (approximately $2 million).  Deferrals are amortized sequentially.

Idaho General Rate Case Filing

On January 13, 2010, the IPUC approved a rate settlement agreement among Idaho Power, several of Idaho Power's customers, the IPUC Staff, and other parties.  The settlement agreement contained four important elements:  (1) a general rate freeze until January 1, 2012, with some exceptions; (2) a specified distribution of the expected 2010 Idaho PCA decrease to directly reduce customer rates, providing some general rate relief to Idaho Power and resetting base level power supply costs for the Idaho PCA going forward; (3) use of investment tax credits to help achieve a minimum 9.5 percent return on year-end equity in the Idaho jurisdiction; and (4) an equal sharing of any Idaho earnings exceeding the authorized return on year-end equity of 10.5 percent.  The terms of the settlement agreement are in effect during the entirety of 2011. As a result of the moratorium on general rate relief included in the settlement agreement, Idaho Power's first opportunity to file a new general rate case with the IPUC was June 1, 2011.

On June 1, 2011, Idaho Power filed a general rate case and proposed rate schedules for the Idaho jurisdiction with the IPUC, Case No. IPC-E-11-08. The filing is based on a 2011 test year and requests approximately $82.6 million in additional Idaho jurisdiction annual revenues in base rates, which if approved would result in a 9.9 percent overall average rate increase for Idaho Power's Idaho customers. The filing requests an authorized rate of return on equity of 10.5 percent with an Idaho retail rate base of approximately $2.4 billion. The overall cost of capital included in Idaho Power's filing was 8.17 percent, based on

Idaho Power's projected year-end 2011 capitalization structure of approximately 48.8 percent long-term debt and 51.2 percent common equity, cost of debt of 5.728 percent, and its requested 10.5 percent return on equity. As of the date of this report, Idaho Power is unable to predict the outcome of the Idaho general rate case. New rates, if approved by the IPUC, would not likely become effective until on or after January 1, 2012. In Idaho Power's 2008 Idaho general rate case, the IPUC approved an authorized rate of return on equity of 10.5 percent and an overall rate of return of 8.18 percent.

Continued growth in demand for electricity, investments in aging infrastructure, and higher compliance and reliability requirements were the primary driving factors behind Idaho Power's base rate increase requests. Since Idaho Power's Idaho general rate case filed in 2008, the company has added over $454 million in gross property, plant, and equipment. Despite considerable investment and expansion in recent years, and a significant investment in energy efficiency and demand-side resource programs, much of Idaho Power's system is fully utilized. Idaho Power is adding capacity to its base load generation, transmission system, and distribution facilities. Also, Idaho Power’s aging infrastructure requires continuing upgrades and component replacement, and environmental concerns require the replacement or retro-fitting of aging equipment - often with more expensive technology. Further, Idaho Power is operating in an environment of ever increasing reliability and compliance standards that require increased levels of investment. Idaho Power has also not been immune to the recent increases in the prices of commodities and key materials, such as transformers, wood poles, steel and aluminum pole line hardware, and copper cables and conductors, which has increased Idaho Power's costs to do business.

Oregon General Rate Case Filing

On July 29, 2011, Idaho Power filed a general rate case and proposed rate schedules with the OPUC, Case No. UE 233. The filing requests a $5.8 million increase in annual Oregon jurisdictional revenues, which if approved would result in a 14.7 percent overall average rate increase for customers in the Oregon jurisdiction. The filing requests an authorized rate of return on equity of 10.5 percent with an Oregon retail rate base of approximately $121.9 million, and a rate of return on capital of 8.17 percent. As of the date of this report, Idaho Power is unable to predict the outcome of the Oregon general rate case. Idaho Power anticipates that new rates, if approved by the OPUC, would not be effective until on or after June 1, 2012.

2011 Integrated Resource Plan

As a public utility under the jurisdiction of the FERC, the IPUC, and the OPUC, Idaho Power is obligated to plan for and expand its transmission system to provide requested firm transmission service to third parties, to construct and place in service sufficient generation and transmission capacity to reliably deliver resources to network customers and the company’s retail customers, and otherwise take actions to fulfill its obligation to provide safe and reliable electric service. As part of its resource planning, and in accordance with regulatory requirements, Idaho Power prepares and publishes an Integrated Resource Plan (IRP) every two years. The IRP addresses available supply-side and demand-side resource options, planning period load forecasts, potential resource portfolios, a risk analysis, and near-term and long-term action plans.

Idaho Power filed its 2011 IRP with the IPUC and OPUC on June 30, 2011. In developing its 2011 IRP, Idaho Power assumed that the number of customers in Idaho Power’s service area will increase approximately 1.5 percent per year, from approximately 492,000 at the end of 2010 to over 650,000 by the end of the IRP's 20-year planning period in 2030. The 2011 IRP expected-case load forecast projects peak-hour load will grow 69 MW annually and average-system load will increase annually 29 average MW (aMW) over the 20-year planning period, with an expected-case median system load of 2,362 aMW by 2030.

Idaho Power intends to meet the anticipated increase in demand through energy efficiency and demand response programs, the development of transmission capacity and additional generation resources, such as its 300 MW Langley Gulch natural gas-fired power plant currently under construction, and from the purchase of power from third parties, including from renewable energy projects and market power purchases. Idaho Power stated in the 2011 IRP that it expects energy efficiency programs to result in 233 aMW of load reduction by 2030, and that demand response programs are targeted to reduce peak summer load by 351 MW by summer 2016. The 2011 IRP also identifies transmission constraints as a significant current issue for Idaho Power. Idaho Power is currently in the process of developing the Boardman-Hemingway transmission project in an effort to alleviate in part its current transmission capacity constraint to the Pacific Northwest.

PURPA Power Purchase Contracts

Pursuant to the requirements of Section 210 of PURPA, the IPUC and OPUC have each issued orders and rules regulating Idaho Power's purchase of power from cogeneration and small power production facilities.  A key component of the PURPA power purchase contracts is the energy price contained within the agreements.  Regulatory-mandated execution of PURPA agreements may result in Idaho Power acquiring energy at above wholesale market prices and at times when a surplus already exists as well as requiring additional operational integration measures, thus increasing costs to Idaho Power's customers.  Substantially all PURPA power purchase costs are recovered through base rates and Idaho Power's power supply cost mechanisms, and thus the primary impact of the PURPA agreements is on customer rates.

In response to a November 5, 2010 application filed by Idaho Power and two other electric utilities with Idaho service territories, on February 7, 2011, the IPUC issued an order temporarily reducing the eligibility cap for PURPA projects entitled to published avoided cost rates from 10 aMW to 100 kW for wind and solar PURPA projects while the IPUC further investigated the implications of large projects disaggregating into smaller projects to qualify for higher published avoided cost rates and other benefits. On June 8, 2011, the IPUC issued an order maintaining the 100 kW eligibility cap for published avoided cost rates for wind and solar PURPA projects, and initiating additional proceedings to allow the parties to investigate and analyze the methodologies used in determining the appropriate power purchase price for PURPA projects.

Bonneville Power Administration Residential Exchange Program

The Pacific Northwest Electric Power Planning and Conservation Act of 1980, through the Residential Exchange Program (REP), has provided access to the benefits of low-cost federal hydroelectric power to residential and small farm customers of the region's investor-owned utilities (IOUs).  The program is administered by the Bonneville Power Administration (BPA).  Pursuant to agreements between the BPA and Idaho Power, benefits from the REP were passed through to Idaho Power’s Idaho and Oregon residential and small farm customers in the form of electricity bill credits. However, on May 3, 2007, the U.S. Court of Appeals for the Ninth Circuit ruled that the settlement agreements entered into between the BPA and the IOUs (including Idaho Power) are inconsistent with the Northwest Power Act. As a result, on May 21, 2007, the BPA notified Idaho Power and six other IOUs that it was immediately suspending the REP payments. Since that time, Idaho Power has been working with other northwest IOUs and consumer-owned utilities, Pacific Northwest public utility commissions, and the BPA to craft an agreement so that residential and small farm customers of Idaho Power can resume sharing in the benefits of the federal Columbia River power system.

In April 2011, pursuant to a previously executed Agreement in Principle, several parties approved a settlement agreement resolving challenges over BPA's implementation of the REP; however, the settlement agreement failed to receive approval from a pre-established threshold of BPA's customers and stakeholders and therefore did not become effective. The threshold level of customers and stakeholders needed to approve the settlement agreement was subsequently lowered, and in June 2011 the BPA announced that it had received signed contracts from the revised requisite threshold of customers and stakeholders needed to approve the REP settlement agreement. BPA published its final Record of Decision on July 26, 2011. The settlement includes a commitment by the parties to seek legislation that would affirm the settlement and direct BPA to perform its obligations under the settlement in accordance with its terms. Updated rates are expected to be in place for BPA's 2012 fiscal year beginning October 1, 2011. However, since any benefits would pass directly through to Idaho Power's eligible residential and small farm customers, any resulting settlement arrangement is not expected to have a material effect on Idaho Power's financial condition or results of operations.

FERC Compliance Programs

The FERC has approved an extensive number of reliability standards developed by the North American Electric Reliability Corporation and the Western Electricity Coordinating Council (WECC), including critical infrastructure protection (CIP) standards and regional standard variations. As part of its compliance program, Idaho Power periodically reviews its operations for compliance with FERC rules, orders, and standards and self-reports compliance issues to the FERC and the WECC. Recent reports Idaho Power has submitted to the FERC have generally focused on Standards of Conduct and Idaho Power’s FERC OATT. Idaho Power has also self-reported matters relating to CIP and other reliability standards to the WECC. During the six months ended June 30, 2011, Idaho Power self-reported to the FERC and received notices of alleged violations from the FERC and the WECC. Idaho Power has also received notification that the FERC intends to take no further action regarding several issues previously reported by Idaho Power. Consistent with its historical practice, Idaho Power is working with the FERC and the WECC to resolve alleged violations and items it self-reported to the FERC and the WECC. Idaho Power is unable to predict what action, if any, the WECC or the FERC will take on those unresolved matters, but based on the nature of the potential violations Idaho Power does not expect any material adverse effect on its financial position, results of operations, or cash flows. Idaho Power plans to continue its policy of reducing potential violations through its compliance program and self-reporting compliance issues to, and working with, the FERC and the WECC.

Relicensing of Hydroelectric Projects

Costs for the relicensing of Idaho Power's hydroelectric projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Relicensing costs and costs related to new licenses will be submitted to regulators for recovery through the ratemaking process. Relicensing costs of $137 million and $5 million for the HCC and Swan Falls projects, respectively, were included in construction work in progress at June 30, 2011. As of the date of this report, the IPUC authorizes Idaho Power to include in rates approximately $6.8 million annually ($10.6 million grossed up for income taxes) of AFUDC relating to the HCC relicensing project, and collecting these amounts will reduce the relicensing amount submitted to regulators for recovery through the ratemaking process.

LEGAL MATTERS

IDACORP and Idaho Power are involved in a number of litigation, alternative dispute resolution, and administrative proceedings, and are subject to claims and legal actions arising in the ordinary course of business, that could affect their future earnings and financial condition. Notable pending legal proceedings to which IDACORP or Idaho Power are parties or are otherwise involved include the following:

•
Western Energy Proceedings - proceedings initiated by numerous purchasers of electricity in the California and western wholesale markets during 2000 and 2001, seeking refunds or other forms of relief, and related proceedings initiated by or involving the FERC;

•
Boardman Power Plant Proceedings - proceedings alleging that PGE, the operator of the Boardman coal-fired power plant (of which Idaho Power is a 10 percent owner), violated opacity permit limits and provisions of the CAA; and a September 2010 notice of violation issued by the EPA alleging that PGE had violated the New Source Performance Standards (NSPS) and operating permit requirements under the CAA as a result of modifications made to the plant in 1998 and 2004;

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

See Note 9 - “Contingencies” to the condensed consolidated financial statements included in this report for a further discussion of these pending legal proceedings, including developments in these matters during the six months ended June 30, 2011. Except where noted in Note 9 - "Contingencies," IDACORP and Idaho Power are unable to predict the outcomes of these matters or estimate the impact the proceedings may have on their financial positions, results of operations, or cash flows.

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

The discussion below provides a summary of notable developments in environmental, climate change, sustainability, and related issues impacting Idaho Power since the discussion of these and other matters included in Part II, Item 7 - “MD&A - Environmental Issues” and “MD&A - Liquidity and Capital Resources - Capital Requirements - Environmental Regulation Costs” in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2010. Also, refer to Note 9 - “Contingencies” to the condensed consolidated financial statements included in this report for additional information regarding certain environmental proceedings affecting Idaho Power's properties.

Utility MACT Rule: In April 2010, the U.S. District Court for the District of Columbia approved, by consent decree, a timetable that would require the EPA to finalize a standard to control mercury emissions from coal-fired power plants by November 2011.  Mercury continuous emission monitoring systems have been installed on all of the coal-fired units at the Jim Bridger, Boardman, and Valmy generating plants.  In March 2011, the EPA released the proposed Utility Maximum Achievable Control Technology rule to control emissions of mercury and other hazardous air pollutants (HAPs) from coal- and oil-fired electric utility steam generating units (EGUs) under the federal CAA. In the same notice, the EPA further proposed to revise the NSPS for fossil fuel-fired EGUs. The proposed regulation would impose maximum achievable control technology and NSPS standards on all coal-fired EGUs and would replace the former Clean Air Mercury Rule. Specifically, the proposed regulation would set numeric emission limitations on coal-fired EGUs for total particulate matter (a surrogate for non-mercury HAPs), hydrogen chloride, and mercury. In addition, the proposed regulation would impose a work practice standard for organic HAPs, including dioxins and furans. For the revised NSPS, for EGUs commencing construction of a new source after publication of the proposed regulation, the EPA would establish amended emission limitations for particulate matter, sulfur dioxide, and nitrogen oxides. Idaho Power is reviewing the proposed regulations and is in the process of determining how these regulations will impact the Bridger, Boardman, and Valmy generating plants, including whether those coal-fired plants can meet the HAPs limits, as proposed, with current and planned control technologies.

Boardman Power Plant Rulemaking and Proceedings: Following the introduction of various plans and an extensive public process, in December 2010 the Oregon Environmental Quality Commission (OEQC) approved a plan to cease coal-fired operations at the Boardman power plant not later than December 31, 2020. The rules implementing the plan were approved by the EPA and published in the Federal Register in July 2011, and require the installation of a number of emissions controls. The new rules repeal the OEQC's 2009 Best Available Retrofit Technology rule, which would have allowed continued operation of the Boardman plant through at least 2040 with installation of a more extensive suite of emissions controls. The estimated combined total capital cost of the required controls under the plan approved by the OEQC is approximately $60 million. Idaho Power is a 10 percent owner of the Boardman plant, and thus Idaho Power's estimated share of the capital cost is $6 million, which is in addition to normal capital expenditures and maintenance costs. During the second quarter of 2011, burners and overfire air ports were replaced to reduce nitrogen oxide emissions, in compliance with the revised rules. PGE has stated that it expects installation of mercury controls to continue with performance testing expected to be completed in the third quarter of 2011. At June 30, 2011, Idaho Power's net book value in the Boardman plant was approximately $19.5 million with annual depreciation of approximately $1.2 million. Idaho Power plans to spend approximately $1.5 million on capital investment at Boardman in the second half of 2011.

The status of two pending proceedings relating to the Boardman power plant are described under Note 9 - "Contingencies" to the condensed consolidated financial statements included in this report.

Public Nuisance-Related Suits for GHGs: In December 2010, the U.S. Supreme Court granted certiorari in Connecticut v. American Electric Power, Inc., to review the opinion from the U.S. Court of Appeals for the Second Circuit granting plaintiffs standing to bring climate change-related public nuisance suits against six major emitters of greenhouse gases (GHGs). On June 20, 2011, the U.S. Supreme Court held that federal courts do not have jurisdiction to hear federal common law nuisance claims relating to GHG emissions, because the legal authority to regulate GHGs has been delegated by Congress to the EPA, not to federal courts. Even though the Court rejected the merits of the plaintiffs' claim, the Court nevertheless held that the plaintiffs had the requisite legal standing to bring the claims. Finally, the Court remanded to the Second Circuit the issue of whether state common law nuisance claims would also be barred by the federal CAA. Accordingly, the decision of the Supreme Court in this case does not eliminate the potential for future nuisance-related suits based on GHG emissions.

Renewable Energy and PURPA Contracts - Wind: As of June 30, 2011, Idaho Power had contracts to purchase energy from 18 on-line wind projects with a combined nameplate rating of 395 MW.  At that date, Idaho Power also had signed and commission-approved PURPA contracts to purchase energy from an additional 16 wind projects with a combined nameplate rating of 363 MW.  These projects are expected to be online between mid-2011 and the end of 2012.  In addition, at June 30, 2011, 13 contracts with a combined nameplate capacity of 294 MW that had previously sought IPUC approval were denied approval by the IPUC. The parties to those contracts have filed for reconsideration at the IPUC and the outcome of those reconsideration findings are pending.  Also, in June 2011 Idaho Power entered into a purchase power agreement for an additional 20 MW solar project with an expected online date of July 2012; the agreement is pending approval by the IPUC.

REC Sales: Idaho Power is selling its near-term RECs and returning to customers their share of those proceeds through the PCA.  Idaho Power filed a REC Management Plan with the IPUC in December 2009 to address its treatment of future RECs.  Under Idaho Power's REC Management Plan, Idaho Power would sell near-term RECs, while continuing to acquire and hold long-term contractual rights to own RECs for use in meeting future RES requirements.  For the six months ended June 30, 2011, Idaho Power's REC sales totaled $4 million.

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

Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on IDACORP's or Idaho Power's results of operations or financial condition. See Note 1 - “Summary of Significant Accounting Policies” to the condensed consolidated financial statements included in this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP and Idaho Power are exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk.  The following discussion summarizes these risks and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at June 30, 2011.

Interest Rate Risk

IDACORP and Idaho Power manage interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt.  Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt:  As of June 30, 2011, IDACORP and Idaho Power had $88.1 million and $21.7 million, respectively, in net floating-rate debt. The fair market value of this debt was $88.1 million and $21.7 million, respectively. Assuming no change in financial structure, if variable interest rates were to average one percentage-point higher than the average rate on June 30, 2011, interest rate expense would increase and pre-tax earnings would decrease by approximately $0.9 million for IDACORP and $0.2 million for Idaho Power.

Fixed Rate Debt:  As of June 30, 2011, IDACORP and Idaho Power each had $1.5 billion in fixed rate debt, with a fair market value equal to $1.5 billion.  These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates.  However, the fair value of these instruments would increase by approximately $158 million for both IDACORP and Idaho Power if interest rates were to decline by one percentage point from their June 30, 2011 levels.

Commodity Price Risk

Idaho Power's exposure to changes in commodity prices is related to its ongoing utility operations that produce electricity to meet the demand of its retail electric customers. To supplement its generation resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP’s and Idaho Power’s commodity price risk as of June 30, 2011 had not changed materially from that reported in Item 7A of IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2010.  Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 12 – “Derivative Financial Instruments” to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice.  Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties.  As of June 30, 2011, Idaho Power had posted approximately $6.7 million of performance assurance collateral.  Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade, Idaho Power could be subject to additional requests by its wholesale counterparties to post additional performance assurance collateral.  Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions.  Based upon Idaho Power's current energy and fuel portfolio and market conditions as of June 30, 2011, the approximate amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $16 million.  Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls, through sensitivity analysis, to minimize capital requirements.

Idaho Power’s credit risk related to uncollectible accounts as of June 30, 2011 had not changed materially from that reported in Item 7A of IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2010.

Equity Price Risk

IDACORP and Idaho Power are exposed to price fluctuations in equity markets, primarily through their defined benefit pension plan assets, a mine reclamation trust fund owned by an equity-method investment of Idaho Power, and other equity investments at Idaho Power. IDACORP’s and Idaho Power’s equity price risk as of June 30, 2011 had not changed materially from that reported in Item 7A of IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP:  The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2011, have concluded that IDACORP’s disclosure controls and procedures are effective as of that date.

Idaho Power:  The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2011, have concluded that Idaho Power’s disclosure controls and procedures are effective as of that date.

Changes in Internal Control Over Financial Reporting

There have been no changes in IDACORP’s or Idaho Power’s internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, IDACORP’s or Idaho Power’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Please refer to Note 9 - “Contingencies” to the condensed consolidated financial statements included in this report for information regarding certain legal and administrative proceedings in which the registrants are involved.

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

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2011, IDACORP effected the following repurchases of its common stock:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2011	—	—	—	—
May 1 - May 31, 2011	—	—	—	—
June 1 - June 30, 2011	726	39.48	—	—
Total	726	39.48	—	—
(1) These shares were withheld for taxes upon vesting of restricted stock.

ITEM 5.  OTHER INFORMATION

Mine Safety and Health Matters

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act is included in Exhibit 99.1 of this report, which is incorporated herein by reference.

ITEM 6.  EXHIBITS

Exhibit No.	Description

12.1	IDACORP, Inc. Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges
12.2	Idaho Power Company Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges
15.1	Letter Re: Unaudited Interim Financial Information
31.1	IDACORP, Inc. Rule 13a-14(a) CEO certification
31.2	IDACORP, Inc. Rule 13a-14(a) CFO certification
31.3	Idaho Power Rule 13a-14(a) CEO certification
31.4	Idaho Power Rule 13a-14(a) CFO certification
32.1	IDACORP, Inc. Section 1350 CEO certification
32.2	IDACORP, Inc. Section 1350 CFO certification
32.3	Idaho Power Section 1350 CEO certification
32.4	Idaho Power Section 1350 CFO certification
99.1	Mine Safety
101.INS[1]	XBRL Instance Document
101.SCH[1]	XBRL Taxonomy Extension Schema Document
101.CAL[1]	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB[1]	XBRL Taxonomy Extension Label Linkbase Document
101.PRE[1]	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF[1]	XBRL Taxonomy Extension Definition Linkbase Document

1   Includes data files for the following materials from the quarterly report on Form 10-Q of IDACORP, Inc. for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Comprehensive Income; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.  Also includes data files for the following materials from the quarterly report on Form 10-Q of Idaho Power Company for the quarter ended June 30, 2011, formatted in XBRL: (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Capitalization; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Comprehensive Income; and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text. Detailed tags for information in the Notes to Condensed Consolidated Financial Statements are being furnished only by IDACORP, Inc. and not by its subsidiary, Idaho Power Company. Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

IDACORP, INC.
(Registrant)

Date:	August 4, 2011	By:	/s/ J. LaMont Keen
J. LaMont Keen
President and Chief Executive Officer

Date:	August 4, 2011	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
Executive Vice President - Administrative
Services and Chief Financial Officer

IDAHO POWER COMPANY
(Registrant)

Date:	August 4, 2011	By:	/s/ J. LaMont Keen
J. LaMont Keen
President and Chief Executive Officer

Date:	August 4, 2011	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
Executive Vice President - Administrative
Services and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

12.1	IDACORP, Inc. Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges
12.2	Idaho Power Company Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges
15.1	Letter Re: Unaudited Interim Financial Information
31.1	IDACORP, Inc. Rule 13a-14(a) CEO certification
31.2	IDACORP, Inc. Rule 13a-14(a) CFO certification
31.3	Idaho Power Rule 13a-14(a) CEO certification
31.4	Idaho Power Rule 13a-14(a) CFO certification
32.1	IDACORP, Inc. Section 1350 CEO certification
32.2	IDACORP, Inc. Section 1350 CFO certification
32.3	Idaho Power Section 1350 CEO certification
32.4	Idaho Power Section 1350 CFO certification
99.1	Mine Safety
101.INS[1]	XBRL Instance Document
101.SCH[1]	XBRL Taxonomy Extension Schema Document
101.CAL[1]	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB[1]	XBRL Taxonomy Extension Label Linkbase Document
101.PRE[1]	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF[1]	XBRL Taxonomy Extension Definition Linkbase Document

1   Includes data files for the following materials from the quarterly report on Form 10-Q of IDACORP, Inc. for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Comprehensive Income; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.  Also includes data files for the following materials from the quarterly report on Form 10-Q of Idaho Power Company for the quarter ended June 30, 2011, formatted in XBRL: (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Capitalization; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Comprehensive Income; and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text. Detailed tags for information in the Notes to Condensed Consolidated Financial Statements are being furnished only by IDACORP, Inc. and not by its subsidiary, Idaho Power Company. Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.