Form 10-Q
period 2012-06-30
IDAHO POWER CO; IDACORP INC
filed 2012-08-02
CIK 49648, 1057877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
Yes No X

Number of shares of common stock outstanding as of July 27, 2012:
IDACORP, Inc.:        50,154,714
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

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

ADITC	-	Accumulated Deferred Investment Tax Credits
AFUDC	-	Allowance for Funds Used During Construction
BCC	-	Bridger Coal Company, a joint venture of IERCo
CAA	-	Clean Air Act
CAMP	-	Comprehensive Aquifer Management Plan
CO2	-	Carbon Dioxide
CSPP	-	Cogeneration and Small Power Production
EGUs	-	Electric Utility Steam Generating Units
EPA	-	U.S. Environmental Protection Agency
EPS	-	Earnings Per Share
ESPA	-	Eastern Snake Plain Aquifer
FCA	-	Fixed Cost Adjustment
FERC	-	Federal Energy Regulatory Commission
FIP	-	Federal Implementation Plan
GHG	-	Greenhouse Gas
HAPs	-	Hazardous Air Pollutants
HCC	-	Hells Canyon Complex
IDACORP	-	IDACORP, Inc., an Idaho corporation
Idaho Power	-	Idaho Power Company, an Idaho corporation
Idaho ROE	-	Idaho-jurisdiction return on year-end equity
Ida-West	-	Ida-West Energy, a subsidiary of IDACORP, Inc.
IE	-	IDACORP Energy, a subsidiary of IDACORP, Inc.
IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company
IFS	-	IDACORP Financial Services, a subsidiary of IDACORP, Inc.
IPUC	-	Idaho Public Utilities Commission
IRP	-	Integrated Resource Plan
kW	-	Kilowatt
MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MW	-	Megawatt
MWh	-	Megawatt-hour
NOx	-	Nitrous Oxide
NSPS	-	New Source Performance Standards
O&M	-	Operations and Maintenance
OATT	-	Open Access Transmission Tariff
OPUC	-	Oregon Public Utility Commission
PCA	-	Power Cost Adjustment
PURPA	-	Public Utility Regulatory Policies Act of 1978
REC	-	Renewable Energy Certificate
SEC	-	U.S. Securities and Exchange Commission
SIP	-	State Implementation Plan
SO2	-	Sulfur Dioxide
USBR	-	U.S. Bureau of Reclamation
Valmy	-	North Valmy Steam Electric Generating Plant
VIEs	-	Variable Interest Entities

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this report, this report contains (and oral communications made by IDACORP, Inc. and Idaho Power Company may contain) statements that relate to future events and expectations, such as statements regarding projected or future financial performance, cash flows, capital expenditures, dividends, capital structure or ratios, strategic goals, challenges, and objectives, and plans for future operations. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, or future events or performance, often, but not always, through the use of words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "may result," "may continue," or similar expressions, are not statements of historical facts and may be forward-looking. Forward-looking statements are not guarantees of future performance and involve estimates, assumptions, risks, and uncertainties. Actual results, performance, or outcomes may differ materially from the results discussed in the statements.  In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in this report; IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2011, particularly Item 1A - “Risk Factors” and Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” subsequent reports filed by IDACORP and Idaho Power with the Securities and Exchange Commission, and the following important factors:

•
the effect of regulatory decisions by the Idaho Public Utilities Commission, the Oregon Public Utility Commission, the Federal Energy Regulatory Commission, and other regulators affecting Idaho Power's ability to recover costs and/or earn a reasonable rate of return;

•
variable hydrological conditions and over-appropriation of surface and groundwater in the Snake River basin, which can impact stream flows and the amount of generation from Idaho Power's hydroelectric facilities and cause Idaho Power to rely more heavily on more expensive generation resources and market power purchases;

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

•
population growth and changes in residential, commercial, and industrial growth and demographic patterns within Idaho Power's service area, the loss or change in the business of significant customers, and the associated impact on loads;

•
the impact of weak economic conditions in Idaho Power's service territory and elsewhere, including the potential for decreased demand for electricity, reducing revenue from sales of excess energy during periods of low wholesale market prices, impaired financial soundness of vendors and service providers, and elevated levels of uncollectible customer accounts;

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

•
failure of Idaho Power to comply with state and federal laws, policies, and regulations, including new interpretations and enforcement initiatives by regulatory and oversight bodies, including, but not limited to, the Federal Energy Regulatory Commission, the North American Electric Reliability Corporation, the Western Electricity Coordinating Council, the U.S. Environmental Protection Agency, and Idaho and Oregon state regulatory commissions, which may result in penalties, increase the cost of compliance, change the nature and extent of costly investigations and audits, and increase the costs of remediation;

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(thousands of dollars except for per share amounts)
Operating Revenues:
Electric utility:
General business	$220,529	$194,296	$417,958	$397,568
Off-system sales	11,418	20,720	39,126	50,565
Other revenues	21,600	18,908	36,946	36,853
Total electric utility revenues	253,547	233,924	494,030	484,986
Other	1,154	1,059	1,812	1,491
Total operating revenues	254,701	234,983	495,842	486,477
Operating Expenses:
Electric utility:
Purchased power	45,178	36,423	79,456	61,517
Fuel expense	21,285	19,704	54,036	49,606
Power cost adjustment	(3,211)	15,501	5,798	46,807
Other operations and maintenance	86,005	85,472	164,517	156,133
Energy efficiency programs	8,084	5,796	12,561	12,507
Depreciation	29,879	29,693	60,421	59,157
Taxes other than income taxes	7,849	7,182	15,949	14,394
Total electric utility expenses	195,069	199,771	392,738	400,121
Other	832	913	1,959	1,966
Total operating expenses	195,901	200,684	394,697	402,087
Operating Income	58,800	34,299	101,145	84,390
Other Income, Net	6,571	5,041	13,163	9,579
Losses of Unconsolidated Equity-Method Investments	(1,928)	(4,447)	(509)	(5,741)
Interest Expense:
Interest on long-term debt	20,083	19,504	39,582	40,351
Other interest, net of AFUDC	(2,647)	(1,936)	(4,940)	(3,823)
Total interest expense, net	17,436	17,568	34,642	36,528
Income Before Income Taxes	46,007	17,325	79,157	51,700
Income Tax Expense (Benefit)	10,569	(3,652)	18,902	1,235
Net Income	35,438	20,977	60,255	50,465
Adjustment for (income) loss attributable to noncontrolling interests	(137)	(76)	(25)	176
Net Income Attributable to IDACORP, Inc.	$35,301	$20,901	$60,230	$50,641
Weighted Average Common Shares Outstanding - Basic (000’s)	49,927	49,420	49,893	49,355
Weighted Average Common Shares Outstanding - Diluted (000’s)	49,984	49,516	49,944	49,436
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$0.71	$0.42	$1.21	$1.03
Earnings Attributable to IDACORP, Inc. - Diluted	$0.71	$0.42	$1.21	$1.02
Dividends Declared Per Share of Common Stock	$0.33	$0.30	$0.66	$0.60

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(thousands of dollars)

Net Income	$35,438	$20,977	$60,255	$50,465
Other Comprehensive Income:
Net unrealized holding (losses) gains arising during the period, net of tax of $(344), $4, $530, and $359	(536)	6	826	560
Unfunded pension liability adjustment, net of tax of $170, $150, $340, and $300	265	234	530	467
Total Comprehensive Income	35,167	21,217	61,611	51,492
Comprehensive (income) loss attributable to noncontrolling interests	(137)	(76)	(25)	176
Comprehensive Income Attributable to IDACORP, Inc.	$35,030	$21,141	$61,586	$51,668

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2012	December 31, 2011
	(thousands of dollars)
Assets

Current Assets:
Cash and cash equivalents	$14,374	$27,813
Receivables:
Customer (net of allowance of $1,199 and $1,239, respectively)	62,814	66,296
Other (net of allowance of $173 and $196, respectively)	15,612	8,197
Income taxes receivable	743	421
Accrued unbilled revenues	60,246	46,441
Materials and supplies (at average cost)	48,354	46,490
Fuel stock (at average cost)	59,204	47,865
Prepayments	13,506	12,405
Deferred income taxes	46,627	16,159
Current regulatory assets	33,975	34,279
Other	2,629	4,606
Total current assets	358,084	310,972
Investments	198,083	199,931
Property, Plant and Equipment:
Utility plant in service	4,843,874	4,466,873
Accumulated provision for depreciation	(1,676,814)	(1,677,609)
Utility plant in service - net	3,167,060	2,789,264
Construction work in progress	280,150	591,475
Utility plant held for future use	7,107	6,974
Other property, net of accumulated depreciation	18,708	18,877
Property, plant and equipment - net	3,473,025	3,406,590
Other Assets:
American Falls and Milner water rights	18,430	20,015
Company-owned life insurance	23,313	24,060
Regulatory assets	979,277	953,068
Long-term receivables (net of allowance of $2,824 and $2,743, respectively)	5,621	5,621
Other	47,170	40,352
Total other assets	1,073,811	1,043,116
Total	$5,103,003	$4,960,609

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2012	December 31, 2011
	(thousands of dollars)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$1,064	$101,064
Notes payable	64,700	54,200
Accounts payable	92,024	100,432
Income taxes accrued	5,513	505
Interest accrued	22,095	21,797
Current regulatory liabilities	49,964	29,738
Other	61,275	60,511
Total current liabilities	296,635	368,247
Other Liabilities:
Deferred income taxes	832,647	772,047
Regulatory liabilities	333,786	332,057
Pension and other postretirement benefits	341,913	363,209
Other	65,117	75,805
Total other liabilities	1,573,463	1,543,118
Long-Term Debt	1,536,514	1,387,550
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (shares authorized 120,000,000; 50,155,886 and 49,964,172 shares issued, respectively)	834,547	828,389
Retained earnings	868,066	840,916
Accumulated other comprehensive loss	(10,266)	(11,622)
Treasury stock (1,172 and 12,177 shares at cost, respectively)	(21)	(29)
Total IDACORP, Inc. shareholders’ equity	1,692,326	1,657,654
Noncontrolling interests	4,065	4,040
Total equity	1,696,391	1,661,694
Total	$5,103,003	$4,960,609

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2012	2011
	(thousands of dollars)
Operating Activities:
Net income	$60,255	$50,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,929	61,390
Deferred income taxes and investment tax credits	11,864	(21,994)
Changes in regulatory assets and liabilities	13,805	52,068
Pension and postretirement benefit plan expense	15,204	9,897
Contributions to pension and postretirement benefit plans	(36,816)	(1,510)
Losses of unconsolidated equity-method investments	509	5,741
Distributions from unconsolidated equity-method investments	4,200	—
Allowance for equity funds used during construction	(15,449)	(11,694)
Other non-cash adjustments to net income, net	2,802	1,920
Change in:
Accounts receivable and prepayments	602	(954)
Accounts payable and other accrued liabilities	(6,759)	(13,843)
Taxes accrued/receivable	8,789	38,543
Other current assets	(27,007)	(22,365)
Other current liabilities	(3,769)	12,276
Other assets	(2,342)	546
Other liabilities	(5,780)	(3,592)
Net cash provided by operating activities	83,037	156,894
Investing Activities:
Additions to property, plant and equipment	(123,091)	(186,043)
Proceeds from the sale of emission allowances and RECs	1,896	3,497
Investments in affordable housing	(313)	(905)
Investments in unconsolidated affiliates	—	(1,100)
Other	(1,136)	1,689
Net cash used in investing activities	(122,644)	(182,862)
Financing Activities:
Issuance of long-term debt	150,000	—
Retirement of long-term debt	(101,064)	(121,064)
Dividends on common stock	(33,470)	(29,962)
Net change in short-term borrowings	10,500	(500)
Issuance of common stock	4,839	8,254
Acquisition of treasury stock	(2,062)	(1,933)
Other	(2,575)	812
Net cash provided by (used in) financing activities	26,168	(144,393)
Net decrease in cash and cash equivalents	(13,439)	(170,361)
Cash and cash equivalents at beginning of the period	27,813	228,677
Cash and cash equivalents at end of the period	$14,374	$58,316
Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
Income taxes	$1,171	$(12,696)
Interest (net of amount capitalized)	$33,196	$36,848
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$24,957	$32,681

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Six months ended June 30,
	2012	2011
	(thousands of dollars)
Common Stock
Balance at beginning of period	$828,389	$807,842
Issued	4,804	8,254
Other	1,354	795
Balance at end of period	834,547	816,891
Retained Earnings
Balance at beginning of period	840,916	733,879
Net income attributable to IDACORP, Inc.	60,230	50,641
Common stock dividends ($0.66 and $0.60 per share)	(33,080)	(29,749)
Balance at end of period	868,066	754,771
Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	(11,622)	(9,568)
Unrealized gain on securities (net of tax)	826	560
Unfunded pension liability adjustment (net of tax)	530	467
Balance at end of period	(10,266)	(8,541)
Treasury Stock
Balance at beginning of period	(29)	(40)
Issued	2,070	1,944
Acquired	(2,062)	(1,933)
Balance at end of period	(21)	(29)
Total IDACORP, Inc. shareholders’ equity at end of period	1,692,326	1,563,092
Noncontrolling Interests
Balance at beginning of period	4,040	3,871
Net income (loss) attributable to noncontrolling interests	25	(176)
Balance at end of period	4,065	3,695
Total equity at end of period	$1,696,391	$1,566,787

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(thousands of dollars)
Operating Revenues:
General business	$220,529	$194,296	$417,958	$397,568
Off-system sales	11,418	20,720	39,126	50,565
Other revenues	21,600	18,908	36,946	36,853
Total operating revenues	253,547	233,924	494,030	484,986
Operating Expenses:
Operation:
Purchased power	45,178	36,423	79,456	61,517
Fuel expense	21,285	19,704	54,036	49,606
Power cost adjustment	(3,211)	15,501	5,798	46,807
Other operations and maintenance	86,005	85,472	164,517	156,133
Energy efficiency programs	8,084	5,796	12,561	12,507
Depreciation	29,879	29,693	60,421	59,157
Taxes other than income taxes	7,849	7,182	15,949	14,394
Total operating expenses	195,069	199,771	392,738	400,121
Income from Operations	58,478	34,153	101,292	84,865
Other Income (Expense):
Allowance for equity funds used during construction	7,832	6,365	15,449	11,694
(Losses) earnings of unconsolidated equity-method investments	(266)	(3,428)	4,027	(2,570)
Other expense, net	(1,367)	(1,363)	(2,847)	(2,375)
Total other income	6,199	1,574	16,629	6,749
Interest Charges:
Interest on long-term debt	20,083	19,504	39,582	40,351
Other interest	1,579	1,311	3,138	2,525
Allowance for borrowed funds used during construction	(4,333)	(3,375)	(8,282)	(6,589)
Total interest charges	17,329	17,440	34,438	36,287
Income Before Income Taxes	47,348	18,287	83,483	55,327
Income Tax Expense (Benefit)	12,639	(2,414)	22,954	4,779
Net Income	$34,709	$20,701	$60,529	$50,548

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(thousands of dollars)

Net Income	$34,709	$20,701	$60,529	$50,548
Other Comprehensive Income:
Net unrealized holding (losses) gains arising during the period, net of tax of $(344), $4, $530, and $359	(536)	6	826	560
Unfunded pension liability adjustment, net of tax of $170, $150, $340, and $300	265	234	530	467
Total Comprehensive Income	$34,438	$20,941	$61,885	$51,575

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2012	December 31, 2011
	(thousands of dollars)
Assets

Electric Plant:
In service (at original cost)	$4,843,874	$4,466,873
Accumulated provision for depreciation	(1,676,814)	(1,677,609)
In service - net	3,167,060	2,789,264
Construction work in progress	280,150	591,475
Held for future use	7,107	6,974
Electric plant - net	3,454,317	3,387,713
Investments and Other Property	131,098	128,674
Current Assets:
Cash and cash equivalents	6,227	19,316
Receivables:
Customer (net of allowance of $1,199 and $1,239, respectively)	62,814	66,296
Other (net of allowance of $173 and $196, respectively)	15,259	8,011
Income taxes receivable	27,289	4,644
Accrued unbilled revenues	60,246	46,441
Materials and supplies (at average cost)	48,354	46,490
Fuel stock (at average cost)	59,204	47,865
Prepayments	13,331	12,274
Deferred income taxes	17,257	14,099
Current regulatory assets	33,975	34,279
Other	2,629	4,606
Total current assets	346,585	304,321
Deferred Debits:
American Falls and Milner water rights	18,430	20,015
Company-owned life insurance	23,313	24,060
Regulatory assets	979,277	953,068
Other	45,887	38,988
Total deferred debits	1,066,907	1,036,131
Total	$4,998,907	$4,856,839

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2012	December 31, 2011
	(thousands of dollars)
Capitalization and Liabilities

Capitalization:
Common stock equity:
Common stock, $2.50 par value (50,000,000 shares authorized; 39,150,812 shares outstanding)	$97,877	$97,877
Premium on capital stock	712,257	704,758
Capital stock expense	(2,097)	(2,097)
Retained earnings	762,721	735,304
Accumulated other comprehensive loss	(10,266)	(11,622)
Total common stock equity	1,560,492	1,524,220
Long-term debt	1,536,514	1,387,550
Total capitalization	3,097,006	2,911,770
Current Liabilities:
Long-term debt due within one year	1,064	101,064
Notes payable	10,000	—
Accounts payable	91,573	99,716
Accounts payable to affiliates	1,646	1,512
Interest accrued	22,095	21,797
Current regulatory liabilities	49,964	29,738
Other	60,746	59,785
Total current liabilities	237,088	313,612
Deferred Credits:
Deferred income taxes	926,473	863,044
Regulatory liabilities	333,786	332,057
Pension and other postretirement benefits	341,913	363,209
Other	62,641	73,147
Total deferred credits	1,664,813	1,631,457

Commitments and Contingencies

Total	$4,998,907	$4,856,839

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Capitalization
(unaudited)

	June 30, 2012	December 31, 2011
	(thousands of dollars)
Common Stock Equity:
Common stock	$97,877	$97,877
Premium on capital stock	712,257	704,758
Capital stock expense	(2,097)	(2,097)
Retained earnings	762,721	735,304
Accumulated other comprehensive loss	(10,266)	(11,622)
Total common stock equity	1,560,492	1,524,220
Long-Term Debt:
First mortgage bonds:
4.75% Series due 2012	—	100,000
4.25% Series due 2013	70,000	70,000
6.025% Series due 2018	120,000	120,000
6.15% Series due 2019	100,000	100,000
4.50% Series due 2020	130,000	130,000
3.40% Series due 2020	100,000	100,000
2.95% Series due 2022	75,000	—
6% Series due 2032	100,000	100,000
5.50% Series due 2033	70,000	70,000
5.50% Series due 2034	50,000	50,000
5.875% Series due 2034	55,000	55,000
5.30% Series due 2035	60,000	60,000
6.30% Series due 2037	140,000	140,000
6.25% Series due 2037	100,000	100,000
4.85% Series due 2040	100,000	100,000
4.30% Series due 2042	75,000	—
Total first mortgage bonds	1,345,000	1,295,000
Amount due within one year	—	(100,000)
Net first mortgage bonds	1,345,000	1,195,000
Pollution control revenue bonds:
5.15% Series due 2024	49,800	49,800
5.25% Series due 2026	116,300	116,300
Variable Rate Series 2000 due 2027	4,360	4,360
Total pollution control revenue bonds	170,460	170,460
American Falls bond guarantee	19,885	19,885
Milner Dam note guarantee	5,318	6,382
Note guarantee due within one year	(1,064)	(1,064)
Unamortized premium/discount - net	(3,085)	(3,113)
Total long-term debt	1,536,514	1,387,550
Total Capitalization	$3,097,006	$2,911,770

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2012	2011
	(thousands of dollars)
Operating Activities:
Net income	$60,529	$50,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,626	61,101
Deferred income taxes and investment tax credits	42,005	(19,504)
Changes in regulatory assets and liabilities	13,805	52,068
Pension and postretirement benefit plan expense	15,204	9,897
Contributions to pension and postretirement benefit plans	(36,816)	(1,510)
(Earnings) losses of unconsolidated equity-method investments	(4,027)	2,570
Distributions from unconsolidated equity-method investments	4,200	—
Allowance for equity funds used during construction	(15,449)	(11,694)
Other non-cash adjustments to net income, net	1,411	778
Change in:
Accounts receivables and prepayments	(178)	(1,282)
Accounts payable	(6,516)	(13,984)
Taxes accrued/receivable	(18,586)	46,144
Other current assets	(27,007)	(22,365)
Other current liabilities	(3,769)	12,276
Other assets	(2,342)	546
Other liabilities	(5,598)	(2,798)
Net cash provided by operating activities	79,492	162,791
Investing Activities:
Additions to utility plant	(123,091)	(186,043)
Proceeds from the sale of emission allowances and RECs	1,896	3,497
Investments in unconsolidated affiliates	—	(1,100)
Other	(1,136)	1,070
Net cash used in investing activities	(122,331)	(182,576)
Financing Activities:
Issuance of long-term debt	150,000	—
Retirement of long-term debt	(101,064)	(121,064)
Dividends on common stock	(33,112)	(29,846)
Net change in short term borrowings	10,000	—
Capital contribution from parent	7,500	—
Other	(3,574)	—
Net cash provided by (used in) financing activities	29,750	(150,910)
Net decrease in cash and cash equivalents	(13,089)	(170,695)
Cash and cash equivalents at beginning of the period	19,316	224,233
Cash and cash equivalents at end of the period	$6,227	$53,538
Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
Income taxes	$2,456	$(19,244)
Interest (net of amount capitalized)	$32,993	$36,599
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$24,957	$32,681

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

Through IERCo, Idaho Power holds a variable interest in BCC, a VIE for which it is not the primary beneficiary.  IERCo is not the primary beneficiary because the power to direct the activities that most significantly impact the economic performance of BCC is shared with the joint venture partner.  The carrying value of BCC was $102 million at June 30, 2012, and Idaho Power's maximum exposure to loss is the carrying value, plus any additional future contributions to BCC and a $63 million guarantee for mine reclamation costs, which is discussed further in Note 8.

Through IFS, IDACORP also holds variable interests in VIEs for which it is not the primary beneficiary.  These VIEs are affordable housing developments and other real estate investments in which IFS holds limited partnership interests ranging from 5 to 99 percent.  As a limited partner, IFS does not control these entities and they are not consolidated.  These investments were acquired between 1996 and 2010.  IFS’s maximum exposure to loss in these developments is limited to its net carrying value, which was $57 million at June 30, 2012.

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

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's consolidated financial position as of June 30, 2012, consolidated results of operations for the three and six months ended June 30, 2012 and 2011, and consolidated cash flows for the six months ended June 30, 2012 and 2011.  These adjustments are of a normal and recurring nature.  These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in IDACORP’s and Idaho Power’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective financial condition and results of operations during the period in which such change occurred.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results experienced could differ materially from those estimates.

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

Income Tax Expense

The following table provides a summary of income tax expense (benefit) for the three and six months ended June 30 (in thousands of dollars):

	IDACORP		Idaho Power
	2012	2011	2012	2011
Three months ended June 30,
Income tax at statutory rates (federal and state)	$17,935	$6,744	$18,513	$7,150
Additional ADITC amortization	825	(2,895)	825	(2,895)
Examination settlement - capitalized repairs	—	(3,428)	—	(3,428)
Other	(8,191)	(4,073)	(6,699)	(3,241)
Income tax expense (benefit)	$10,569	$(3,652)	$12,639	$(2,414)
Effective tax rate	23.0%	(21.2)%	26.7%	(13.2)%
Six months ended June 30,
Income tax at statutory rates (federal and state)	$30,941	$20,284	$32,642	$21,633
Additional ADITC amortization	—	(6,750)	—	(6,750)
Examination settlement - capitalized repairs	—	(3,428)	—	(3,428)
Other	(12,039)	(8,871)	(9,688)	(6,676)
Income tax expense	$18,902	$1,235	$22,954	$4,779
Effective tax rate	23.9%	2.4%	27.5%	8.6%

The changes in year-to-date 2012 income tax expense as compared to the same period in 2011 were primarily due to greater pre-tax earnings and no utilization of additional accumulated deferred investment tax credit (ADITC) amortization (discussed below) at Idaho Power. Net regulatory flow-through tax adjustments at Idaho Power were higher for the six months ended June 30, 2012 as compared to the same period in 2011, primarily due to the capitalized repairs deduction estimate.

In the second quarter of 2012, Idaho Power reversed the $0.8 million of additional ADITC amortization recorded in the first quarter of 2012. Idaho Power utilized $2.9 million and $6.8 million of ADITC in the three and six months ended June 30, 2011 respectively. See Note 3 - "Regulatory Matters" for a discussion of Idaho Power's regulatory authority for use of additional ADITC amortization.

3.  REGULATORY MATTERS

Recent and Pending Idaho Regulatory Matters

Idaho General Rate Case Settlement

On June 1, 2011, Idaho Power filed a general rate case and proposed rate schedules with the IPUC, Case No. IPC-E-11-08. On September 23, 2011, Idaho Power, the IPUC Staff, and other interested parties publicly filed a settlement stipulation with the IPUC resolving most of the key contested issues in the Idaho general rate case. On December 30, 2011, the IPUC issued an order approving the settlement stipulation. The settlement stipulation provides for a 7.86 percent authorized rate of return on an Idaho-jurisdictional rate base of approximately $2.36 billion. The approved settlement stipulation resulted in a $34.0 million overall increase in Idaho Power's annual Idaho jurisdictional base rate revenues, effective January 1, 2012. While both are final, neither the order nor the settlement stipulation specified an authorized rate of return on equity.

Settlement Stipulation -- Investment Tax Credits and Idaho Sharing Mechanism

On January 13, 2010, the IPUC approved a rate settlement agreement among Idaho Power, several of Idaho Power's customers, the IPUC Staff, and other parties.  The settlement agreement provided for (a) the use of additional ADITC to help achieve a minimum 9.5 percent rate of return on year-end equity in the Idaho jurisdiction (Idaho ROE), and (b) an equal sharing between Idaho Power and its customers of Idaho jurisdiction earnings exceeding a 10.5 percent Idaho ROE.  The sharing and ADITC amortization provisions of the January 2010 settlement agreement terminated on December 31, 2011.

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

Revenue-Sharing Order Under January 2010 and December 2011 Settlement Agreements

On March 2, 2012, Idaho Power filed an application with the IPUC requesting authority to share revenues with customers based on year-end 2011 financial results, in accordance with the terms of settlement agreements executed in January 2010 and December 2011 described above. Idaho Power's revenue-sharing arrangements had two components: (1) a power cost adjustment mechanism component, which reduced net rates by $27.1 million effective June 1, 2012, and (2) a pension balancing account component, which resulted in a $20.3 million net reduction to Idaho Power's pension regulatory asset (reducing Idaho customers' future obligation). Idaho Power recorded the $27.1 million revenue reduction as a regulatory liability, and the $20.3 million pension regulatory asset reduction, in 2011. On May 31, 2012, the IPUC approved Idaho Power's March 2, 2012 application requesting a corresponding adjustment to Idaho-jurisdiction rates, effective for the period from June 1, 2012 to May 31, 2013.

Annual Power Cost Adjustment Mechanism Filing

Idaho Power has power cost adjustment (PCA) mechanisms in its Idaho and Oregon jurisdictions that address the volatility of power supply costs and provide for annual adjustments to the rates charged to retail customers. In the Idaho jurisdiction, the annual PCA adjustments are based on (a) a forecast component, based on a forecast of net power supply costs in the coming year as compared to net power supply costs in base rates, and (b) a true-up component, based on the difference between the previous year’s actual net power supply costs and the previous year’s forecast.  The latter component also includes a balancing mechanism so that, over time, the actual collection or refund of authorized true-up dollars matches the amounts authorized.  On May 31, 2012, the IPUC issued an order approving Idaho Power's April 13, 2012 application requesting a $43.0 million increase to Idaho PCA rates, effective for the period from June 1, 2012 to May 31, 2013. The PCA rate increase was offset by $27.1 million to be shared with customers pursuant to the revenue sharing order described above, resulting in a net rate increase of $15.9 million for these orders. By comparison, the PCA rates in effect from June 1, 2011 to May 31, 2012 were based on a May 31, 2011 IPUC order approving Idaho Power's requested $40.4 million Idaho PCA rate decrease.

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

On April 29, 2010, the IPUC approved a two-year extension of the FCA pilot program, retroactively effective from January 1, 2010 through December 31, 2011. On October 19, 2011, Idaho Power filed an application with the IPUC requesting that the FCA pilot program become permanent for residential and small general service customer classes effective January 1, 2012. On March 30, 2012, the IPUC issued an order approving the FCA as a permanent program. The order also maintained the existing 3 percent cap on the FCA adjustment. The IPUC noted in its order, however, that the FCA does not isolate or identify changes in cost recovery associated solely with Idaho Power's energy efficiency programs, and instead responds to all changes in load. While the IPUC rejected the IPUC Staff's proposal that FCA results be shared 50 percent with customers, the IPUC's order directed Idaho Power to file with the IPUC a proposal to adjust the FCA to address specified factors. Proceedings relating to a potential change to the FCA mechanism are ongoing.

On March 2, 2012, Idaho Power filed an application with the IPUC requesting an order authorizing Idaho Power to increase the annual FCA collection to $10.3 million, a $1.2 million increase in FCA rates, for the period from June 1, 2012 to May 31, 2013. On May 8, 2012, the IPUC issued an order approving Idaho Power's application as filed.

Langley Gulch Power Plant Cost Recovery Filing - Idaho

On September 1, 2009, Idaho Power received pre-approval from the IPUC to include $396.6 million of construction costs in Idaho Power’s rate base when the Langley Gulch natural gas-fired power plant achieved commercial operation. On March 2, 2012, Idaho Power filed an application with the IPUC requesting an increase in annual Idaho-jurisdiction base rates of $59.9 million for recovery of Idaho Power's investment and associated costs for the Langley Gulch power plant. Idaho Power's application stated that its estimated investment in the plant through June 2012 was approximately $398 million. After the impact of depreciation, deferred income taxes, amounts currently included in rates, and an Idaho-jurisdictional cost allocation, Idaho Power's application requested a $336.7 million increase in Idaho jurisdiction rate base. Idaho Power's requested base rate increase was based on an overall rate of return of 7.86 percent, as authorized by a prior IPUC order. On May 30, 2012, the IPUC Staff recommended to the IPUC that the $59.9 million increase in annual Idaho-jurisdiction base rates requested by Idaho Power be reduced to $58.1 million. The plant became commercially available on June 29, 2012. On that date, the IPUC issued an order consistent with the IPUC Staff's recommendation, approving a $58.1 million increase in annual Idaho-jurisdiction base rates, effective July 1, 2012. The order also provided for a $335.9 million increase in Idaho rate base.

Inclusion of the Langley Gulch power plant in Idaho Power's power supply portfolio resulted in a change in Idaho Power's power supply cost assumptions. Accordingly, in the Langley Gulch order the IPUC updated Idaho Power's load-change adjustment rate (LCAR) to $17.64 per MWh, effective July 1, 2012. The LCAR is intended to eliminate recovery of power supply expenses already collected in rates associated with load changes resulting from changing weather conditions, a growing customer base, or changing customer use patterns. The LCAR adjusts power supply cost recovery within the Idaho-jurisdiction PCA formula upwards or downwards for differences between actual load and the load used in calculating base rates. The settlement stipulation that became effective January 1, 2012 provided for a LCAR of $18.16 per MWh, effective January 1, 2012, compared to the rate of $19.67 per MWh in effect prior to that date.

Energy Efficiency and Demand Response Programs

Idaho Power manages a wide range of opportunities for its customers to participate in energy efficiency and demand response programs.  On March 15, 2012, Idaho Power filed an application with the IPUC requesting an order designating Idaho Power's 2011 demand-side management expenditures of $42.6 million as prudently incurred. Of Idaho Power's 2011 demand-side management expenditures, approximately $36 million was funded through a rider mechanism on customer bills and approximately $7 million was recorded as a regulatory asset. As of the date of this report, a determination of prudence and order from the IPUC is pending. As of June 30, 2012, the Idaho portion of the energy efficiency rider balance was a regulatory asset of $1.6 million. Idaho Power's previous application filed in March 2011, which was approved by the IPUC in August 2011, designated Idaho Power's 2010 Idaho energy efficiency rider expenditures of approximately $42 million as prudently incurred expenses. Typically, a majority of energy efficiency activities are funded through a rider mechanism on customer bills. Per an IPUC order, program expenditures are reported as an operating expense with an equal amount of revenues recorded in other revenues, resulting in no impact on earnings. The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability pending future collection from or obligation to customers.

Cost Recovery for Cessation of Boardman Coal-Fired Operations - Idaho

In December 2010, the Oregon Environmental Quality Commission approved a plan to cease coal-fired operations at the Boardman power plant not later than December 31, 2020. The plan for a 2020 shutdown of coal-fired operations at the Boardman plant results in increased revenue requirements for Idaho Power related to accelerated depreciation expense, additional plant investments, and decommissioning costs. As a result, in response to an application filed by Idaho Power, on February 15, 2012 the IPUC issued an order accepting Idaho Power's regulatory accounting and cost recovery plan associated with the early plant shut-down and approving the establishment of a balancing account whereby incremental costs and benefits associated with the early shut-down will be tracked for recovery in a subsequent proceeding. On February 15, 2012, Idaho Power filed an application with the IPUC requesting a $1.6 million annual increase in Idaho-jurisdiction base rates to recover the incremental Idaho jurisdictional levelized annual revenue deficiency associated with early shut-down. On May 17, 2012, the IPUC issued an order approving a $1.5 million annual increase in Idaho-jurisdiction base rates, with new rates effective June 1, 2012. As of June 30, 2012, Idaho Power's net book value in the Boardman plant was $22.1 million.

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

In connection with a depreciation study authorized by Idaho Power and conducted by a third party, on February 15, 2012, Idaho Power filed an application with the IPUC seeking to institute revised depreciation rates for electric plant-in-service, based upon updated service life estimates and net salvage percentages for all plant assets, and adjust Idaho-jurisdictional base rates to reflect the revised depreciation rates. Idaho Power's application requested a $2.7 million increase in Idaho-jurisdictional base rates. On May 31, 2012, the IPUC issued an order approving a settlement stipulation agreed to by Idaho Power, the IPUC Staff, and a large industrial customer of Idaho Power, which provided for a $1.3 million annual decrease in Idaho-jurisdiction base rates, effective June 1, 2012.

Recent and Pending Oregon Regulatory Matters

Oregon General Rate Case Filing

On July 29, 2011, Idaho Power filed a general rate case and proposed rate schedules with the OPUC, Case No. UE 233. The filing requested a $5.8 million increase in annual Oregon jurisdictional revenues and an authorized rate of return on equity of 10.5 percent, with an Oregon retail rate base of approximately $121.9 million. Idaho Power, the OPUC Staff, and other interested parties executed and filed a partial settlement stipulation with the OPUC on February 1, 2012, resolving all matters in the general rate case other than the prudence of costs associated with pollution control investments at the Jim Bridger coal-fired power plant. The settlement stipulation provided for a $1.8 million base rate increase, a return on equity of 9.9 percent, and an overall rate of return of 7.757 percent in the Oregon jurisdiction. On February 23, 2012, the OPUC issued an order adopting the settlement stipulation. New rates in conformity with the settlement stipulation went into effect on March 1, 2012. The OPUC is conducting a second phase of the proceedings to address the prudence of Idaho Power's pollution control investments at the Jim Bridger plant.

Langley Gulch Power Plant Cost Recovery Filing - Oregon

On March 9, 2012, Idaho Power filed an application with the OPUC requesting an annual increase in Oregon-jurisdictional revenues of $3.0 million for inclusion of the Langley Gulch power plant in Idaho Power's rate base. A scheduling order issued by the OPUC provides for an OPUC decision by January 2013 and inclusion in rates by March 2013. In June 2012, the OPUC issued an order allowing Idaho Power to defer the annual $3.0 million of revenues associated with the Langley Gulch power plant for a twelve month period beginning July 1, 2012.

Federal Open Access Transmission Tariff Rate

Idaho Power uses a formula rate for transmission service provided under its open access transmission tariff (OATT), which allows transmission rates to be updated annually based on financial and operational data Idaho Power files with the FERC. On June 1, 2012, Idaho Power posted its 2012 transmission rate draft informational filing reflecting an OATT rate of $21.32 per kW-year, to be effective for the period from October 1, 2012 to September 30, 2013. Idaho Power's filing was based on its net annual transmission revenue requirement of $108.4 million. The OATT rate in effect from October 1, 2011 to September 30, 2012 is $19.79 per kW-year.

4.  LONG-TERM DEBT

As of June 30, 2012, IDACORP had approximately $539 million remaining on a shelf registration statement filed with the U.S. Securities and Exchange Commission (SEC) that can be used for the issuance of debt securities or IDACORP common stock.

In May 2010, Idaho Power registered with the SEC up to $500 million of first mortgage bonds and debt securities.  On June 17, 2010, Idaho Power entered into a selling agency agreement with ten banks named in the agreement in connection with the potential issuance and sale from time to time of up to $500 million aggregate principal amount of first mortgage bonds.  In August 2010, Idaho Power issued $100 million of 3.40% first mortgage bonds, medium-term notes, Series I, maturing in August 2020, and $100 million of 4.85% first mortgage bonds, medium-term notes, Series I, maturing in August 2040. On April 13, 2012, Idaho Power issued $75 million of 2.95% first mortgage bonds, medium-term notes, Series I, maturing on April 1, 2022, and $75 million of 4.30% first mortgage bonds, medium-term notes, Series I, maturing on April 1, 2042. The first mortgage bonds were issued under Idaho Power's shelf registration statement. As a result of these issuances, as of June 30, 2012, $150 million remained on Idaho Power’s shelf registration for the issuance of first mortgage bonds and debt securities.

In May 2012, Idaho Power used a portion of the net proceeds of the April 2012 sale of first mortgage bonds, medium-term notes to effect the early redemption in full of its $100 million of 4.75% first mortgage bonds, medium-term notes due November 2012.

5.  NOTES PAYABLE

Credit Facilities

IDACORP and Idaho Power have $125 million and $300 million credit facilities, respectively, which may be used for general corporate purposes and commercial paper backup. IDACORP's credit facility consists of a revolving line of credit not to exceed the aggregate principal amount at any one time outstanding of $125 million, including swingline loans in an aggregate principal amount at any time outstanding not to exceed $15 million, and letters of credit in an aggregate principal amount at any time outstanding not to exceed $50 million. Idaho Power's credit facility consists of a revolving line of credit, through the issuance of loans and standby letters of credit, not to exceed the aggregate principal amount at any one time outstanding of $300 million, including swingline loans in an aggregate principal amount at any time outstanding not to exceed $30 million. IDACORP and Idaho Power have the right to request an increase in the aggregate principal amount of the facilities to $150 million and $450 million, respectively, in each case subject to certain conditions. The credit facilities mature on October 26, 2016, although IDACORP and Idaho Power have the right to request up to two one-year extensions of the credit agreements, in each case subject to certain conditions.

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

At June 30, 2012, no loans were outstanding under either IDACORP's or Idaho Power's facilities.  At June 30, 2012, Idaho Power had regulatory authority to incur up to $450 million principal amount of short-term indebtedness at any one time outstanding. Balances (in thousands of dollars) and interest rates of IDACORP’s and Idaho Power's short-term borrowings were as follows at June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
	Idaho Power	IDACORP	Total	Idaho Power	IDACORP	Total

Commercial paper outstanding	$10,000	$54,700	$64,700	$—	$54,200	$54,200
Weighted-average annual interest rate	0.49%	0.50%	0.50%	—%	0.47%	0.47%

6.  COMMON STOCK

IDACORP Common Stock

During the six months ended June 30, 2012, IDACORP issued an aggregate of 191,714 shares of common stock pursuant to its IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan, Idaho Power Company Employee Savings Plan, IDACORP, Inc. Restricted Stock Plan, and IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan. Effective July 1, 2012, IDACORP instructed the plan administrators of the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and Idaho Power Company Employee Savings Plan to use market purchases of IDACORP common stock, as opposed to original issuance of common stock from IDACORP, to acquire shares of IDACORP common stock for the plans. However, IDACORP may determine at any time in the future to resume original issuances of common stock under those plans.

IDACORP enters into sales agency agreements as a means of selling its common stock from time to time pursuant to a continuous equity program.  IDACORP's current sales agency agreement is with BNY Mellon Capital Markets, LLC. As of June 30, 2012, there were approximately 3 million shares remaining available to be sold under the current sales agency agreement. No shares were issued under the sales agency agreement during the six months ended June 30, 2012.

Restrictions on Dividends

A covenant in each of IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Code of Conduct.  At June 30, 2012, the leverage ratios for IDACORP and Idaho Power were 49 percent and 50 percent, respectively.  Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $827 million and $720 million, respectively, at June 30, 2012.  There are additional facility covenants, subject to exceptions, that prohibit or restrict specified investments or acquisitions, mergers, or the sale or disposition of property without consent; the creation of specified forms of liens; and any agreements restricting dividend payments to the company from any material subsidiary.  At June 30, 2012, IDACORP and Idaho Power were in compliance with all facility covenants.

Idaho Power’s Revised Code of Conduct, approved by the IPUC on April 21, 2008, states that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At June 30, 2012, Idaho Power's common equity capital was 50 percent of its total adjusted capital. Further, Idaho Power must obtain approval of the OPUC before it could directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

Idaho Power’s articles of incorporation contain restrictions on the payment of dividends on its common stock if preferred stock dividends are in arrears.  Idaho Power has no preferred stock outstanding.

In addition to contractual restrictions on the amount and payment of dividends, the Federal Power Act prohibits the payment of dividends from "capital accounts." The term "capital accounts" is undefined in the Federal Power Act but could be interpreted to limit the payment of dividends by Idaho Power to the amount of Idaho Power's retained earnings.

7.  EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2012 and 2011 (in thousands, except for per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to IDACORP, Inc.	$35,301	$20,901	$60,230	$50,641
Denominator:
Weighted-average common shares outstanding - basic	49,927	49,420	49,893	49,355
Effect of dilutive securities:
Options	5	19	5	16
Restricted Stock	52	77	46	65
Weighted-average common shares outstanding - diluted	49,984	49,516	49,944	49,436
Basic earnings per share	$0.71	$0.42	$1.21	$1.03
Diluted earnings per share	$0.71	$0.42	$1.21	$1.02

The diluted EPS computations for the three and six months ended June 30, 2011 exclude 151,659 and 208,374 options, respectively, because the options’ exercise prices were greater than the average market price of the common stock during the periods.  In total, 17,806 options were outstanding at June 30, 2012, with expiration dates between 2013 and 2015.

8.  COMMITMENTS

Purchase Obligations

IDACORP's and Idaho Power's contractual obligations, outside of the ordinary course of business, have not changed materially from the amounts disclosed in their Annual Report on Form 10-K for the year ended December 31, 2011, except as follows:

•
three power purchase agreements were terminated due to an uncured breach by the respective counterparties, which reduced Idaho Power's contractual payment obligations by approximately $217 million over the 15-year to 25-year life of the contracts; and

•
Idaho Power issued $150 million of first mortgage bonds, medium-term notes (long-term indebtedness), using a portion of the net proceeds from that issuance to redeem prior to maturity $100 million of outstanding first mortgage bonds, medium-term notes due November 2012.

Guarantees

Idaho Power has agreed to guarantee a portion of the performance of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest.  This guarantee, which is renewed each December, was $63 million at June 30, 2012, representing IERCo's one-third share of BCC's total reclamation obligation.  BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs.  At June 30, 2012, the value of the reclamation trust fund totaled $86 million. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs.  To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant.  Starting in 2010, BCC began applying a nominal surcharge to coal sales in order to maintain adequate reserves in the reclamation trust fund.  Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements.  Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated.  IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities.  As of June 30, 2012, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations.  Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

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

On October 3, 2011, the FERC issued its order on remand. The FERC ordered that the record be re-opened to permit parties seeking refunds to submit seller-specific evidence in support of their claims for sales made during the period confined to December 25, 2000 through June 20, 2001. The seller-specific claims must show that a seller engaged in unlawful market activity with a causal connection to have directly affected the negotiation of the specific contract or contracts to which the seller was a party. IE and Idaho Power understand the order to provide that neither claims of general dysfunction in the California markets nor in the Pacific Northwest market will be sufficient to support claims. While directing a trial-type hearing, the FERC also directed that the hearings be held in abeyance so that the matter may be presented to a settlement judge. On November 2, 2011, each of the City of Seattle, Washington, the City of Tacoma, Washington, the Port of Seattle, and the California Parties (consisting of the California Attorney General and the California Public Utilities Commission) filed requests for rehearing, seeking to expand the scope of the October 3, 2011 order. The designated settlement judge has met with the parties and convened a settlement conference to establish settlement procedures. The FERC's Chief Administrative Law Judge memorialized certain settlement procedures to which the parties agreed in an order issued on November 23, 2011. IE and Idaho Power had reached a settlement with the California Parties in 2006 that disposed of their claims in the Pacific Northwest refund proceeding, as well as in California refund cases. Neither IE nor Idaho Power had sold power to the Port of Seattle during the relevant time period.

In the first quarter of 2012 Idaho Power reached a tentative settlement that would have disposed of all claims, other than those of the City of Seattle, had it been accepted by the FERC. On June 13, 2012, the FERC approved the settlement as it applied to the City of Tacoma and disapproved it in part, requiring certain modifications to the settlement that left unclear which other buyers of power were excluded from the settlement. On July 12, 2012, IE and Idaho Power filed a request for clarification and rehearing of the FERC's order. IE and Idaho Power have the right to withdraw from the settlement if they find the FERC's rehearing order to be unacceptable. On July 16, 2012, the FERC's Chief Judge issued an order requiring hearings in the refund proceedings to commence by April 2013.

IE and Idaho Power intend to continue to defend their positions in the Pacific Northwest refund proceedings vigorously. The FERC's October 3, 2011 order setting the matter for hearing and the June 13, 2012 order regarding the IE and Idaho Power settlement are subject to rehearing, clarification, and reconsideration. Idaho Power and IE are unable to predict when and how the FERC will act on the rehearing requests, which contracts (if any) would be subject to refunds, whether the FERC will order refunds, or how the refunds would be calculated. As a result of these factors, as of the date of this report Idaho Power and IE are unable to estimate the reasonably possible loss or range of losses that Idaho Power or IE could incur as a result of unsettled claims in this matter. While Idaho Power is unable to quantify or determine the outcome of claims made by parties that have not yet settled, the amount agreed upon in the settlement described above was immaterial to IDACORP's and Idaho Power's financial statements.

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

Over time, increased irrigation development and other consumptive uses within the Snake River watershed led to a reduction in flows of the Snake River.  In the late 1970s and early 1980s these reduced flows resulted in a conflict between the exercise of Idaho Power's water rights at certain hydroelectric projects on the Snake River and upstream consumptive diversions.  The Swan Falls Agreement, signed by Idaho Power and the State of Idaho on October 25, 1984, resolved the conflict and provided a level of protection for Idaho Power's hydropower water rights at specified projects on the Snake River through the establishment of minimum stream flows and an administrative process governing future development of water rights that may affect those minimum stream flows.  In 1987, Congress enacted legislation directing the FERC to issue an order approving the Swan Falls settlement together with a finding that the agreement was neither inconsistent with the terms and conditions of Idaho Power's project licenses nor the Federal Power Act.  The FERC entered an order implementing the legislation in March 1988.

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

Other Proceedings

IDACORP and Idaho Power are parties to legal claims and legal and regulatory actions and proceedings in the ordinary course of business that are in addition to those discussed above.  However, as of the date of this report the companies believe that resolution of those matters will not have a material adverse effect on their consolidated financial statements. However, Idaho Power is also actively monitoring various environmental regulations that may have a significant impact on its future operations. Given uncertainties regarding the outcome, timing, and compliance plans for these environmental matters, Idaho Power is unable to determine the financial impact of these regulations but does believe that future capital investment for infrastructure and modifications to its electric generating facilities to comply with these regulations could be significant.

10.  BENEFIT PLANS

Idaho Power has a noncontributory defined benefit pension plan covering most employees.  The benefits under the plan are based on years of service and the employee’s final average earnings.  In addition, Idaho Power has a nonqualified defined benefit plan for certain senior management employees called the Senior Management Security Plan (SMSP).  Idaho Power also maintains a defined benefit postretirement plan (consisting of health care and death benefits) that is available to all employees who were enrolled in the active group plan at the time of retirement as well as their spouses and qualifying dependents.  Idaho Power also has an Employee Savings Plan that complies with Section 401(k) of the Internal Revenue Code and covers substantially all employees.  Idaho Power matches specified percentages of employee contributions to the Employee Savings Plan.

The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended June 30 (in thousands of dollars).

	Pension Plan		Senior Management Security Plan		Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Service cost	$6,345	$5,074	$538	$488	$295	$290
Interest cost	7,853	7,610	804	773	749	824
Expected return on plan assets	(8,155)	(7,984)	—	—	(513)	(654)
Amortization of transition obligation	—	—	—	—	510	510
Amortization of prior service cost	86	129	54	61	(106)	(112)
Amortization of net loss	3,594	2,243	382	323	49	118
Net periodic benefit cost	9,723	7,072	1,778	1,645	984	976
Costs not recognized due to the effects of regulation (1)	(4,954)	(4,350)	—	—	—	—
Net periodic benefit cost recognized for financial reporting (1)	$4,769	$2,722	$1,778	$1,645	$984	$976
 (1)  Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, income statement recognition of pension plan costs has been deferred until costs are recovered through rates.

The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the six months ended June 30 (in thousands of dollars).

	Pension Plan		Senior Management Security Plan		Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Service cost	$12,786	$10,239	$1,076	$976	$646	$662
Interest cost	15,745	15,161	1,609	1,546	1,567	1,717
Expected return on plan assets	(15,867)	(15,935)	—	—	(1,117)	(1,321)
Amortization of transition obligation	—	—	—	—	1,020	1,020
Amortization of prior service cost	173	259	107	122	(211)	(211)
Amortization of net loss	7,057	4,337	764	646	192	289
Net periodic benefit cost	19,894	14,061	3,556	3,290	2,097	2,156
Costs not recognized due to the effects of regulation (1)	(10,343)	(9,610)	—	—	—	—
Net periodic benefit cost recognized for financial reporting (1)	$9,551	$4,451	$3,556	$3,290	$2,097	$2,156
 (1)  Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, income statement recognition of pension plan costs has been deferred until costs are recovered through rates.

During the six months ended June 30, 2012, Idaho Power contributed $34 million to its pension plan, satisfying its estimated 2012 contribution requirements.

11.  INVESTMENTS IN EQUITY SECURITIES

Investments in securities classified as available-for-sale securities are reported at fair value, using either specific identification or average cost to determine the cost for computing gains or losses.  Any unrealized gains or losses on available-for-sale securities are included in other comprehensive income.

The table below summarizes investments in equity securities by IDACORP and Idaho Power as of June 30, 2012 and December 31, 2011 (in thousands of dollars).

	June 30, 2012			December 31, 2011
	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities	$5,583	$9	$25,913	$4,220	$1	$22,205

At the end of each reporting period, IDACORP and Idaho Power analyze securities in loss positions to determine whether they have experienced a decline in market value that is considered other-than-temporary.  At June 30, 2012 and December 31, 2011, one security was in an immaterial unrealized loss position. No other-than-temporary impairment was recognized for this security due to the limited severity and duration of the unrealized loss position.

There were no sales of available-for-sale securities during the three and six months ended June 30, 2012 or 2011.

12.  DERIVATIVE FINANCIAL INSTRUMENTS

Commodity Price Risk

Idaho Power is exposed to market risk relating to electricity, natural gas, and other fuel commodity prices, all of which are heavily influenced by supply and demand.  Market risk includes the fluctuation in the market price of associated derivative commodity instruments. Market risk may also be influenced by market participants’ nonperformance of their contractual obligations and commitments, which affects the supply of or demand for the commodity.  Idaho Power uses derivative instruments, such as physical and financial forward contracts, futures, and swaps for both electricity and fuel to manage the risks relating to these commodity price exposures.  The objective of Idaho Power’s energy purchase and sale activity is to meet the demand of retail electric customers, maintain appropriate physical reserves to ensure reliability, and make economic use of temporary surpluses that may develop. Idaho Power has an energy risk management policy and an associated energy risk management standard that are collectively intended to systematically identify, measure, evaluate, and manage both the physical and financial exposures to business and market-driven uncertainties within a defined and controlled framework, in collaboration with representatives of Idaho Power's customers. Idaho Power’s energy risk management committee administers the company’s energy risk management standard and monitors compliance. The energy risk management committee is comprised of certain Idaho Power officers, including the chief risk officer, and other members of management. Idaho Power's board of directors also has a substantial role in oversight of enterprise risk management.

As part of its resource procurement and management operations in the electric business, Idaho Power engages in an ongoing process of resource optimization, which involves the economic selection from available energy resources to serve load obligations and the use of these resources to capture available economic value. Idaho Power purchases and sells wholesale electric capacity and energy and fuel as part of the process of acquiring and balancing resources to serve its load obligations. This involves Idaho Power making continuing projections of resource needs and of loads, which are dependent on (among other things) estimates of usage and weather. On the basis of these projections, Idaho Power makes purchases and sales of electric capacity and energy and fuel to match expected resources to expected electric load requirements. Idaho Power's optimization process includes entering into hedging transactions to manage associated risks.

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

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets at June 30, 2012 and December 31, 2011 (in thousands of dollars).

	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
June 30, 2012
Current:
Financial swaps	Other current assets	$3,262	Other current assets	$1,946
Financial swaps	Other current liabilities	3,668	Other current liabilities	7,043
Forward contracts	Other current assets	31	Other current liabilities	1,898
Forward contracts	Other current liabilities	134
Long-term:
Financial swaps	Other assets	428	Other assets	312
Financial swaps	Other liabilities	7	Other liabilities	310
Forward contracts	Other assets	241
Total		$7,771		$11,509
December 31, 2011
Current:
Financial swaps	Other current assets	$4,361	Other current assets	$1,036
Financial swaps	Other current liabilities	1,526	Other current liabilities	4,755
Forward contracts	Other current assets	70	Other current liabilities	1,370
Long-term:
Financial swaps	Other assets	359	Other liabilities	108
Total		$6,316		$7,269

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three and six months ended June 30, 2012 and 2011 (in thousands of dollars).

		Gain/(Loss) on Derivatives Recognized
		in Income(1)
	Location of Gain/(Loss) on Derivatives Recognized in Income	Three months ended		Six months ended
		June 30		June 30
		2012	2011	2012	2011
Financial swaps	Off-system sales	$5,471	$(215)	$9,910	$6,506
Financial swaps	Purchased power	(2,159)	195	(3,152)	28
Financial swaps	Fuel expense	(3,633)	386	(3,717)	386
Financial swaps	Other operations and maintenance	24	227	(21)	227
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

Idaho Power had volumes of derivative commodity forward contracts and swaps outstanding at June 30, 2012 and 2011 set forth in the table below.

		June 30,
Commodity	Units	2012	2011
Electricity purchases	MWh	421,550	529,600
Electricity sales	MWh	1,358,245	764,875
Natural gas purchases	MMBtu	20,295,429	1,908,639
Natural gas sales	MMBtu	2,238,804	705,622
Diesel purchases	Gallons	537,374	449,248

Credit Risk

Credit risk relates to the potential losses that Idaho Power would incur as a result of non-performance by counterparties of their contractual obligations to deliver energy or make financial settlements. Idaho Power often extends credit to counterparties and customers and is exposed to the risk that it may not be able to collect amounts owed to it. Changes in market prices may dramatically alter the size of credit risk with counterparties, even when conservative credit limits are established. Should a counterparty fail to perform, Idaho Power may be required to honor the underlying commitment or to replace existing contracts with contracts at then-current market prices. Idaho Power manages these risks by establishing appropriate credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power actively monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels.   Further, Idaho Power’s physical power contracts are under Western Systems Power Pool agreements, physical gas contracts are under North American Energy Standards Board contracts, and financial transactions are under International Swaps and Derivatives Association, Inc. contracts. These contracts contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.  The standardized agreements typically allow for the netting or offsetting of positive and negative exposures associated with a single counterparty or affiliated group.

Idaho Power maintains margin agreements with certain counterparties and margin calls are routinely made and/or received. Margin calls are triggered when exposures exceed predetermined contractual limits or when there are changes in a counterparty’s creditworthiness. Price movements in electricity and fuel can generate exposure levels in excess of these contractual limits. Negotiating for collateral in the form of cash, letters of credit, or performance guarantees is common industry practice.

At June 30, 2012, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives.

Credit-Contingent Features

Certain of Idaho Power's derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services.  If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at June 30, 2012, was $11.7 million.  Idaho Power posted $1.0 million of cash collateral related to this amount.  If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2012, Idaho Power would have been required to post $7.5 million of additional cash collateral to its counterparties.

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

Idaho Power’s derivatives are contracts entered into as part of its management of loads and resources.  Electricity swaps are valued on the Intercontinental Exchange with quoted prices in an active market.  Natural gas and diesel derivative valuations are performed using New York Mercantile Exchange (NYMEX) pricing, adjusted for location basis, which are also quoted under NYMEX.  Trading securities consist of employee-directed investments held in a Rabbi Trust and are related to an executive deferred compensation plan.  Available-for-sale securities are related to the SMSP and are held in a Rabbi Trust and are actively traded money market and equity funds with quoted prices in active markets. Notes receivable are related to Ida-West and are valued based on unobservable inputs, including discounted cash flows, which are partially based on forecasted hydroelectric conditions. Long-term debt is not traded on an exchange and is valued using quoted rates for similar debt in active markets. There were no material changes in valuation techniques or inputs during the six months ended June 30, 2012 or the year ended December 31, 2011.

The table below presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands of dollars).  IDACORP’s and Idaho Power’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.  There were no material transfers between levels for the periods presented.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2012
Assets:
Derivatives	$1,184	$519	$—	$1,703
Money market funds	100	—	—	100
Trading securities: Equity securities	2,350	—	—	2,350
Available-for-sale securities: Equity securities	25,913	—	—	25,913
Liabilities:
Derivatives	$512	$4,482	$—	$4,994

December 31, 2011
Assets:
Derivatives	$3,654	$100	$—	$3,754
Money market funds	100	—	—	100
Trading securities: Equity securities	3,439	—	—	3,439
Available-for-sale securities: Equity securities	22,205	—	—	22,205
Liabilities:
Derivatives	$405	$4,302	$—	$4,707

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of June 30, 2012 and December 31, 2011, using available market information and appropriate valuation methodologies.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  Cash and cash equivalents, deposits, customer and other receivables, notes payable, accounts payable, interest accrued, and taxes accrued are reported at their carrying value as these are a reasonable estimate of their fair value.  The estimated fair values for notes receivable and long-term debt are based upon quoted market prices of the same or similar issues or discounted cash flow analysis as appropriate.

	June 30, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(thousands of dollars)
IDACORP
Assets:
Notes receivable (1)	$3,097	$3,097	$3,097	$3,097
Liabilities:
Long-term debt (1)	1,540,663	1,811,021	1,491,727	1,737,912
Idaho Power
Liabilities:
Long-term debt (1)	$1,540,663	$1,811,021	$1,491,727	$1,737,912
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

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended June 30, 2012:
Revenues	$253,547	$1,154	$—	$254,701
Net income attributable to IDACORP, Inc.	34,709	592	—	35,301
Total assets as of June 30, 2012	4,998,907	119,385	(15,289)	5,103,003
Three months ended June 30, 2011:
Revenues	$233,924	$1,059	$—	$234,983
Net income attributable to IDACORP, Inc.	20,701	200	—	20,901
Six months ended June 30, 2012:
Revenues	$494,030	$1,812	$—	$495,842
Net income (loss) attributable to IDACORP, Inc.	60,529	(299)	—	60,230
Six months ended June 30, 2011:
Revenues	$484,986	$1,491	$—	$486,477
Net income attributable to IDACORP, Inc.	50,548	93	—	50,641

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
IDACORP, Inc.
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of June 30, 2012, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011, and of equity and cash flows for the six-month periods ended June 30, 2012 and 2011.  These interim financial statements are the responsibility of the Company’s management.

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
August 2, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Idaho Power Company
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiary (the “Company”) as of June 30, 2012, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011, and of cash flows for the six-month periods ended June 30, 2012 and 2011.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiary as of December 31, 2011, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2012, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet and statement of capitalization as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet and statement of capitalization from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
August 2, 2012

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Megawatt-hours (MWh) and dollar amounts, other than earnings per share, are in thousands unless otherwise indicated.)

INTRODUCTION

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the general financial condition and results of operations for IDACORP, Inc. and its subsidiaries (collectively, IDACORP) and Idaho Power Company and its subsidiary (collectively, Idaho Power) are discussed. While reading the MD&A, please refer to the accompanying condensed consolidated financial statements of IDACORP and Idaho Power, and the notes thereto. This discussion updates the MD&A included in the Annual Report on Form 10-K for the year ended December 31, 2011, and should also be read in conjunction with the information in that report. The results of operations for an interim period generally will not be indicative of results for the full year.

IDACORP is a holding company formed in 1998 whose principal operating subsidiary is Idaho Power.  IDACORP’s common stock is listed and trades on the New York Stock Exchange under the trading symbol “IDA.” Idaho Power is an electric utility with a service territory covering approximately 24,000 square miles in southern Idaho and eastern Oregon.  Idaho Power provided electric service to approximately 498,000 general business customers as of June 30, 2012.  As a regulated utility, many of Idaho Power's fundamental business decisions are subject to the approval of governmental agencies. Idaho Power is under the retail jurisdiction (as to rates, service, accounting, and other general matters of utility operation) of the Idaho Public Utilities Commission (IPUC) and the Oregon Public Utility Commission (OPUC), which determine the rates that Idaho Power charges to its general business customers.  Also, as a public utility under the Federal Power Act, Idaho Power has authority to charge market-based rates for wholesale energy sales under its Federal Energy Regulatory Commission (FERC) tariff and to provide transmission services under its FERC open access transmission tariff (OATT).  Idaho Power uses general rate cases, cost adjustment mechanisms, and subject-specific filings to recover its costs of providing service and the costs of its energy efficiency and demand-side resources programs, and to seek to earn a return on investment.

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

EXECUTIVE OVERVIEW

Brief Overview of Second Quarter 2012 Financial Results

IDACORP's earnings were $0.71 per diluted share for the quarter ended June 30, 2012, compared to $0.42 per diluted share for the second quarter of 2011. IDACORP's earnings in the second quarter of 2012 relative to the same period in 2011 were positively impacted by increased sales due to weather conditions and rate changes. The increase was partially offset by increased income tax expense.

Overview of General Factors and Trends Affecting Results of Operations and Financial Condition

IDACORP's and Idaho Power's results of operations and financial condition are affected by regulatory, economic, and other factors, many of which are described below.

Emphasis on Timely Regulatory Cost Recovery:  The price that regulators authorize Idaho Power to charge for electric service is a major factor in determining IDACORP's and Idaho Power's results of operations and financial condition.  Because of the significant impact of ratemaking decisions on Idaho Power's business and financial condition, the company continues to focus on timely recovery of its costs through filings with the company's regulators, including the IPUC, the OPUC, and the FERC. Effective implementation of Idaho Power's purposeful regulatory strategy is particularly important in an economic climate that puts more pressure on regulators to limit rate increases or otherwise take actions to limit the potential adverse impact of rate increases on customers, while at the same time the company requires rate increases to recover costs of providing reliable service. Particularly notable regulatory developments that IDACORP and Idaho Power expect to have an impact on their future results, each of which is discussed in more detail under "Regulatory Matters" in this MD&A and in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report, are listed below. Additional important regulatory matters are also discussed in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2011.

Proceeding	Description	Status
Idaho General Rate Case Settlement	General rate case, requesting an increase in Idaho-jurisdiction base rates	IPUC approved a $34.0 million increase in rates, effective January 1, 2012
Langley Gulch Power Plant	Request for recovery of and return on Idaho Power's investment in the Langley Gulch power plant, including operating costs	IPUC approved a $58.1 million increase in rates, effective July 1, 2012; Idaho Power's proposal for a $3.0 million increase in rates in the Oregon jurisdiction remains pending
Idaho Power Cost Adjustment (PCA)	Annual Idaho-jurisdiction PCA mechanism rate change	IPUC approved a $43.0 million increase in rates, effective only for the period from June 1, 2012 to May 31, 2013 (1)
Revenue Sharing	Rate adjustment pursuant to January 2010 and December 2011 settlement agreements(2)	IPUC approved a $27.1 million decrease in rates, effective only for the period from June 1, 2012 to May 31, 2013(2)
Idaho Depreciation for Non-AMI Meters	Application for removal from rates of accelerated depreciation expense associated with non-advanced metering infrastructure (AMI) metering equipment	IPUC approved a $10.6 million decrease in rates, effective June 1, 2012
Oregon General Rate Case Settlement	General rate case, requesting an increase in Oregon-jurisdiction base rates	OPUC approved a $1.8 million increase in rates, effective March 1, 2012

(1)	The rate change for the Idaho PCA was partially offset by the revenue-sharing order issued pursuant to the January 2010 and December 2011 settlement agreements.

(2)
Idaho Power's revenue-sharing arrangements had two components: (a) a PCA mechanism component, which reduced net rates by $27.1 million, and (b) a pension balancing account component, which resulted in a $20.3 million net reduction to Idaho Power's pension regulatory asset (reducing Idaho customers' future obligation). Idaho Power recorded the $27.1 million revenue reduction and $20.3 million pension regulatory asset reduction in 2011.

In addition to the rate changes listed in the table above, in December 2011 the IPUC approved a settlement stipulation, separate from the Idaho general rate case settlement, that permits Idaho Power to amortize additional accumulated deferred investment tax credits (ADITC) to help achieve a minimum 9.5 percent rate of return on year-end equity in the Idaho jurisdiction (Idaho

ROE) in 2012, 2013, and 2014, subject to prescribed limits and conditions. The settlement stipulation also provides for the potential sharing between the company and customers of Idaho-jurisdictional earnings in excess of specified levels of Idaho ROE. The specific terms of the settlement stipulation are described in "Regulatory Matters" in this MD&A and in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. While providing no assurance that Idaho Power will obtain a 9.5 percent Idaho ROE in any of the years, IDACORP and Idaho Power believe the ability to amortize additional ADITC provides an element of earnings stability for the period from 2012 to 2014. While its conclusion may change based on a number of factors, based on Idaho Power's estimate of full year 2012 Idaho ROE as of the date of this report, Idaho Power does not anticipate the need to amortize additional ADITC in 2012.

Economic Conditions and Customer/Load Growth: When seeking to predict utility load changes for both short-term load forecasts and long-term infrastructure planning purposes, Idaho Power monitors a number of economic indicators, including employment rates, growth in customer numbers, and foreclosure rates and other housing-related data on both a national scale and within and around Idaho Power's service territory. Economic conditions can impact consumer demand for electricity, collectability of accounts, the volume of off-system sales, and Idaho Power's need for purchased power to meet demand.

Since 2008, economic conditions in Idaho Power's service territory have been relatively weak.  However, Idaho Power has identified a number of improvements in economic conditions over the last year. After peaking at 10.0 percent in early 2011, the service area unemployment rate fell to 8.4 percent by the end of 2011 and reached 7.6 percent by the end of April 2012, according to Idaho Department of Labor data. The housing market in Idaho Power's service territory appears to have improved when measured by foreclosure rates and, in some areas, the available supply and pricing of housing. Idaho Power also continues to experience customer growth. During the 12-months ended June 30, 2012, the customer growth rate in Idaho Power's service territory was approximately one percent -- roughly twice the growth rate of the prior two years. By comparison, for the 20-year period ending in 2011 the average annual customer growth rate in Idaho Power's service territory was 2.6 percent.

Based on this data, Idaho Power predicts positive customer growth within its service territory in the next few years, though likely at a rate below the 20-year historical annual average. The foregoing general economic data and outlook is based, in part, on independent government and industry publications, reports by market research firms or other independent sources. While IDACORP and Idaho Power believe that these publications and other sources are reliable, the companies have not independently verified such data and can make no representation as to its accuracy. Idaho Power cannot predict the timing of, and pace at which, economic recovery may occur in Idaho Power's service territory.  As a result, Idaho Power continues to manage costs while executing its three-part strategy of responsible planning, responsible development and protection of resources, and responsible energy use.

Weather Conditions and Associated Impacts:  Weather and agricultural growing conditions normally have a significant impact on energy sales and the seasonality of those sales. Relatively low and high temperatures result in greater energy usage for heating and cooling, respectively.  During the agricultural growing season, which in large part occurs during the second and third quarters each calendar year, irrigation customers use electricity to operate irrigation pumps.  A six-percent increase in energy use by customers during the first six months of 2012 compared to the first six months of 2011 is largely attributable to agricultural growing conditions from April through June that required above average use of irrigation equipment and electric power to operate that equipment. As noted above, Idaho Power also has tiered rates and seasonal rates, which contribute to increased revenues during higher-load periods, most notably the second and third quarter of each year when customer demand for operation of air conditioning systems and irrigation equipment is typically at its peak. Following the end of the second quarter, on July 12, 2012, Idaho Power achieved a record load demand of 3,245 MW. The previous record load demand was 3,214 MW, set on June 30, 2008.

Idaho Power's hydroelectric facilities comprise approximately one-half of Idaho Power's nameplate generation capacity. The availability and volume of hydroelectric power depends on the amount of snow pack in the mountains upstream of Idaho Power's hydroelectric facilities, reservoir storage, springtime snow pack run-off, base flows in the Snake River, spring flows, rainfall, water leases and other water rights, and other weather and stream flow considerations.  Idaho Power expects hydroelectric generation during 2012 to be in the range of 7.5 to 8.5 million megawatt-hours (MWh), based on reservoir storage levels and forecasted weather conditions as of the date of this report, compared to actual generation of 10.9 million MWh in 2011 and 7.3 million MWh in 2010. Median annual hydroelectric generation is 8.6 million MWh. For the six months ended June 30, 2012, hydroelectric generation comprised 71 percent of Idaho Power’s total system generation.  Hydroelectric generation decreased 15.5 percent in the first six months of 2012 compared to the first six months of 2011 as a result of more normal hydroelectric conditions in the current year. When hydroelectric generation is reduced Idaho Power must rely on more expensive generation sources and purchased power; however, most of the increase in power supply costs is deferred as a regulatory asset and collected from customers through the PCA mechanisms. Conversely, in periods of greater hydroelectric generation, most of the decrease in power supply costs that typically results is returned to customers through the PCA mechanisms.

Where favorable hydroelectric generating conditions exist for Idaho Power, they also may be abundant for other Pacific Northwest hydroelectric facility operators, thus increasing the available supply of lower-cost power and depressing regional wholesale market prices, which impacts the revenue Idaho Power receives from off-system sales of its excess power.

Fuel and Purchased Power Expense:  In addition to hydroelectric generation and power it purchases in the wholesale markets, Idaho Power relies significantly on coal and natural gas to fuel its generation facilities.  Fuel costs are impacted by electricity sales volumes, the terms of contracts for fuel, Idaho Power's power generation capacity, the rate of expansion of alternative energy generation sources such as wind energy, the availability of hydroelectric generation resources, transmission capacity, energy market prices, and Idaho Power's hedging program for managing fuel costs. Operation of Idaho Power's newly constructed Langley Gulch power plant increases Idaho Power's use of natural gas as a generation source, and thus its exposure to volatility in natural gas prices.

Purchased power costs are impacted by the terms of contracts for purchased power, the rate of expansion of alternative energy generation sources such as wind energy, and wholesale energy market prices. Idaho Power is generally obligated to purchase power from PURPA generation projects at a specified price regardless of the then-current load demand or wholesale energy market prices. This increases the likelihood that Idaho Power will be required to reduce output from its lower-cost hydroelectric and fossil fuel-fired generation resources and may be required to sell in the wholesale power market the power it purchases from PURPA projects at a significant loss. Integration of intermittent, non-dispatchable resources (such as wind energy) into Idaho Power's portfolio also creates a number of complex operational risks and challenges, which Idaho Power is working to address, including through evaluation of the results of a comprehensive wind integration study. Notably, integration of these sources of power into Idaho Power's portfolio does not eliminate Idaho Power's need to construct facilities and infrastructure that provide reliable power. For instance, at the time Idaho Power reached its all-time system peak demand of 3,245 MW on July 12, 2012, wind resources on Idaho Power's system, representing roughly 500 MW of capacity, were contributing only 14 MW of power due to lack of wind.

The Idaho and Oregon PCA mechanisms mitigate in large part the potential adverse impacts of fluctuations in Idaho Power's power supply costs.  Idaho Power also uses physical and financial forward contracts for both electricity and fuel in order to manage the risks relating to fuel and power price exposures.

Regulatory and Environmental Compliance Costs and Expenditures:  Idaho Power is subject to extensive federal and state laws, policies, and regulations, as well as regulatory actions and audits.  Compliance with these requirements directly influences Idaho Power's operating environment and may significantly increase Idaho Power's operating costs.  Further, potential monetary and non-monetary penalties for a violation of applicable laws or regulations may be substantial.  Accordingly, Idaho Power has in place numerous compliance policies and initiatives, and frequently evaluates, updates, and supplements those policies and initiatives. In particular, environmental laws and regulations may, among other things, increase the cost of operating power generation plants and constructing new facilities, require that Idaho Power install additional pollution control devices at existing generating plants, or require that Idaho Power shut down certain power generation plants.  For instance, the Boardman coal-fired power plant, in which Idaho Power owns a 10-percent interest, is scheduled to cease coal-fired operations in 2020. As legislation and regulations concerning greenhouse gas emissions develop, Idaho Power assesses, when and to the extent determinable, the potential impact on the costs to operate its power generation facilities, as well as the willingness or ability of joint owners of power plants to fund any required pollution control equipment upgrades in lieu of early plant retirements.

Other Notable Matters and Areas of Focus

Pension Plans:  Idaho Power contributed $34.0 million to its defined benefit pension plan in the first six months of 2012. It contributed $18.5 million and $60.0 million to its defined benefit pension plan in 2011 and 2010, respectively. Idaho Power expects to make additional significant cash contributions to its defined benefit pension plan in the coming years. Idaho Power is evaluating the potential impact of recently approved federal legislation that may provide funding relief by altering the timing and amount of future contributions to the defined benefit pension plan. In May 2011, the IPUC authorized Idaho Power to increase its annual recovery and amortization of deferred pension costs from $5.4 million to $17.1 million. The primary impact of pension contributions is on cash flows.

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

Transmission Projects: Idaho Power continues to focus on expansion of its transmission system in an effort to improve system reliability and resource adequacy. Its most notable projects in progress include the proposed Boardman-to-Hemingway and Gateway West transmission projects. In January 2012, Idaho Power entered into cost-sharing arrangements with third parties for the permitting phases of both projects. Construction of these projects cannot commence until all federal, state, and local regulatory requirements are met. To further mitigate the risks associated with these projects, at least in part, Idaho Power plans to seek regulatory support for cost recovery from the IPUC and OPUC for the projects prior to construction. Based on Idaho Power's assessment of the status and future milestones for the Boardman-to-Hemingway project, Idaho Power has revised its expected in-service date, determining that an in-service date prior to 2018 is unlikely.

Summary of Second Quarter and Year-to-Date 2012 Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, Inc., and IDACORP's earnings per diluted share for the three- and six-month periods ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Idaho Power net income	$34,709	$20,701	$60,529	$50,548
Net income attributable to IDACORP, Inc.	$35,301	$20,901	$60,230	$50,641
Average outstanding shares – diluted (000’s)	49,984	49,516	49,944	49,436
IDACORP, Inc. earnings per diluted share	$0.71	$0.42	$1.21	$1.02

The following table presents a reconciliation of net income attributable to IDACORP, Inc. for the three- and six-month periods ended June 30, 2012 to the same periods in 2011 (items are in millions and are before tax unless otherwise noted):

	Three months ended		Six months ended
Net income attributable to IDACORP, Inc. - June 30, 2011		$20.9		$50.6
Change in Idaho Power net income:
Rate and other regulatory changes, including pension expense recovery, power cost and fixed cost adjustment mechanisms	$5.8		$11.4
Increase in sales volumes	19.5		16.2
Changes in other operating and maintenance expenses:
Pension expenses	(2.0)		(5.0)
Other expenses	1.9		(3.3)
Increased depreciation expense and property tax	(0.9)		(2.9)
Increase in Idaho Power operating income	24.3		16.4
Increase in earnings at BCC	3.2		6.6
Increase in AFUDC	2.5		5.4
Other net decreases	(1.0)		(0.2)
Decrease in additional amortization of ADITC	(3.7)		(6.8)
Increase in other income tax expense	(11.3)		(11.4)
Total increase in Idaho Power net income		14.0		10.0
Other net changes (net of tax)		0.4		(0.4)
Net income attributable to IDACORP, Inc. - June 30, 2012		$35.3		$60.2

Second Quarter 2012 Net Income

IDACORP net income increased $14.4 million for the quarter when compared with the same quarter in the prior year, largely as a result of increased sales volumes and increases in rates. Higher sales volumes increased operating income by $19.5 million as irrigation usage nearly doubled compared to the same quarter in the prior year as a result of changes in agricultural growing conditions, such as lower springtime precipitation and the timing of the precipitation combined with warmer temperatures when compared to the same period in the prior year. Irrigation sales during the second quarter of 2011 were significantly below historical averages while 2012 irrigation sales were above historical averages. To a lesser extent, commercial and industrial usage also increased, which Idaho Power attributes to weather conditions driving air conditioning demand, a continued economic recovery, and customer growth in the service territory. Increased rates from a general rate case that took effect on January 1, 2012, combined with other rate changes and the impact of certain regulatory mechanisms, increased operating income by $5.8 million.

Partially offsetting these increases was the resulting increase in income tax expense, which was $11.3 million higher for the second quarter of 2012 than in the same period in 2011. Based on its estimate of full year Idaho ROE and the terms of the December 2011 Idaho settlement agreement described above, Idaho Power did not utilize additional ADITC amortization during the second quarter of 2012 and reversed the $0.8 million of additional ADITC amortization that had been recorded in the first quarter of 2012, under the expectation that it would not use additional ADITC in 2012.

Year-to-Date Net Income

IDACORP net income increased $9.6 million for the first six months of 2012 compared to the same period in 2011, largely the result of increased sales volumes and increases in rates. A warmer, drier spring in 2012 caused significant increases in irrigation usage when compared with the prior year. To a lesser extent, commercial and industrial usage also increased. These increases were partially offset by relatively mild winter temperatures which reduced sales volumes from residential customers who use electric power for heating systems. In total, sales volume changes increased operating income by $16.2 million. A rate increase resulting from a general rate case that took effect on January 1, 2012 increased operating income by $11.4 million when combined with other previous rate changes. $5.0 million of the increase was offset by a corresponding increase in pension expense.

Increases in payroll-related costs, administrative costs (primarily related to consultant costs, software licenses, and maintenance), and other purchased services were mostly offset by decreases in thermal plant expenses. The net effect of these changes was a $3.3 million decrease to operating income for the year-to-date. Depreciation expense and property tax costs increased by a combined $2.9 million, principally due to increased plant in service and increased property tax rates. The increased pension expense of $5.0 million is concurrent with the authorization to recover these costs through rates.

Also contributing to the increase in earnings were results at BCC, which improved by $3.2 million. In the prior year, the abundant lower-cost hydroelectric generation and increased wind generation resulted in decreased production at the Jim Bridger coal-fired generating plant. Coal deliveries by BCC were significantly below the amounts that had been forecasted and resulted in low BCC coal prices that caused losses early in 2011. Coal prices at BCC were adjusted in the second half of 2011 to largely compensate for the losses incurred in the first six months. In addition, allowance for funds used during construction (AFUDC) increased by $2.5 million related primarily to construction of the Langley Gulch plant. AFUDC represents the cost of financing construction projects with borrowed funds and equity funds.

Key Operating and Financial Metric Estimates for Full-Year 2012

IDACORP’s and Idaho Power’s estimates, as of the date of this report, for 2012 full year metrics are as follows:

2012 Estimates
	Current (3)	Previous (4)
Idaho Power Operating & Maintenance Expense (millions)	No Change	$325-$335
Idaho Power Additional Amortization of ADITC (millions)	None	< $5 million
Idaho Power Capital Expenditures (millions)(1)	$230-$235	$230-$240
Idaho Power Hydroelectric Generation (million MWh)(2)	7.5-8.5	7.5-9.5
Non-regulated subsidiary earnings and holding company expenses (millions)	No Change	$0.0-$3.0

(1)    The range for capital expenditures includes (among other items) the completion of the Langley Gulch power plant and expenditures for the siting and permitting of major transmission expansions for the Boardman-to-Hemingway and Gateway West transmission projects (net of ongoing payments from third parties participating as joint funders in the permitting projects), excluding AFUDC.

(2) Based on reservoir storage levels and forecasted weather conditions as of the date of this report.
(3) As of August 2, 2012.
(4) As of May 3, 2012, the date of filing of IDACORP's and Idaho Power's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three and six months ended June 30, 2012.  In this analysis, the results for the three and six months ended June 30, 2012 are compared to the same periods in 2011. In MD&A, MWh and dollar amounts, other than earnings per share, are in thousands unless otherwise indicated.

Utility Operations

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
General business sales	3,459	3,044	6,637	6,285
Off-system sales	575	1,198	1,548	2,047
Total energy sales	4,034	4,242	8,185	8,332
Hydroelectric generation	2,414	3,194	4,981	5,893
Coal generation	647	694	1,853	1,888
Natural gas and other generation	189	23	201	41
Total system generation	3,250	3,911	7,035	7,822
Purchased power	1,200	711	1,844	1,182
Line losses	(416)	(380)	(694)	(672)
Total energy supply	4,034	4,242	8,185	8,332

General Business Revenues:  The table below presents Idaho Power’s general business revenues and MWh sales for the three and six months ended June 30, 2012 and 2011 and the number of customers as of June 30, 2012 and 2011.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue
Residential	$83,632	$82,161	$196,178	$199,429
Commercial	55,841	51,581	109,278	107,598
Industrial	33,786	34,652	67,127	66,603
Irrigation	49,604	28,249	50,276	28,871
Total	222,863	196,643	422,859	402,501
Deferred revenue related to HCC relicensing AFUDC(1)	(2,334)	(2,347)	(4,901)	(4,933)
Total general business revenues	$220,529	$194,296	$417,958	$397,568
Volume of Sales (MWh)
Residential	1,037	1,040	2,472	2,539
Commercial	919	869	1,867	1,833
Industrial	753	740	1,540	1,511
Irrigation	750	395	758	402
Total MWh sales	3,459	3,044	6,637	6,285
Customer Count (period end)
Residential	413,266	409,111
Commercial	65,578	64,813
Industrial	115	125
Irrigation	19,037	18,707
Total customers	497,996	492,756

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

Changes in customer demand and changes in rates are the primary reasons for fluctuations in general business revenue from period to period. The table below presents the rate changes that significantly impacted revenue levels for the second quarter and the first six months of 2012 compared to the same periods of 2011. Rate changes that went into effect on June 1, 2012 had a lesser impact on 2012 revenues, as they were in effect for only one month of the quarter and six-month period.

		Percentage Rate Increase (Decrease)	Annualized $ Impact (millions)
	Effective Date
Description
2011 Idaho PCA	6/1/2011	(4.8)%	$(40)
2011 Idaho pension expense recovery	6/1/2011	1.4%	12
2011 Idaho general rate case settlement agreement	1/1/2012	4.1%	34
2012 Idaho PCA	6/1/2012	5.1%	43
2012 Idaho non-AMI meter depreciation	6/1/2012	(1.3)%	(11)
2012 Idaho revenue sharing	6/1/2012	(3.2)%	(27)

The primary factors influencing customer demand are weather and economic conditions. Extreme temperatures increase sales to customers who use electricity for cooling and heating, and moderate temperatures decrease sales. Precipitation levels during the agricultural growing season affect sales to customers who use electricity to operate irrigation pumps, with increased precipitation reducing electricity sales. Boise, Idaho weather conditions for the three and six months ended June 30, 2012 and 2011 are included in the table below.

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Normal	2012	2011	Normal
Heating degree-days (1)	608	942	719	2,848	3,428	3,199
Cooling degree-days (1)	199	85	183	199	85	183
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

General business revenue increased $26.2 million and $20.4 million for the quarter and the six months ended June 30, 2012, respectively, compared to the same periods in 2011.  The changes in general business revenue are primarily attributable to the effects of usage and rate changes. These factors are discussed in more detail below.

•
Usage.  For the second quarter of 2012, higher usage increased general business revenue by $19.5 million compared to the second quarter of 2011. Irrigation demand comprised the bulk of the increase in sales volumes. Irrigation usage nearly doubled for the quarter due to changes in agricultural growing conditions, such as warmer seasonal temperatures, which allowed for earlier planting of crops, and as lower relative springtime precipitation required greater use of irrigation pumps compared to the same period in the prior year. For the six months ended June 30, 2012, higher usage increased revenues by $11.1 million. Irrigation usage nearly doubled for the period, consistent with the second quarter, while commercial and industrial customer usage were up 1.5 percent and 0.6 percent, respectively, and residential usage decreased by 3.5 percent. The decrease in year-to-date residential usage is due primarily to relatively mild winter and spring temperatures, which decreased demand for heating purposes.

•
Rates.  Rate changes combined to increase general business revenue by $6.7 million for the quarter and $4.9 million year-to-date compared to the same periods in 2011. The revenue impact of several of these changes was directly offset by associated changes in operating expenses. For example, Idaho PCA amortization expense was reduced $6.6 million for the quarter and $13.0 million year-to-date compared to the same periods in 2011 due to the decrease in the corresponding Idaho PCA rate. Idaho jurisdiction pension expense recovery and FCA rate changes were fully offset by related amortizations. The decrease in PCA rates was more than offset by an increase in base retail rates of $7.4 million for the quarter and $13.8 million year-to-date.

•
Customers.  Changes in revenue related to a large industrial customer, together with customer growth, caused a nominal increase in general business revenues for the quarter and increased general business revenues by $4.4 million year-to-date when compared to the same periods in 2011.  Total customers increased 0.9 percent for the quarter and year-to-date compared to the same periods in 2011.

Off-System Sales:  Off-system sales consist primarily of long-term sales contracts and opportunity sales of surplus system energy.  The table below presents Idaho Power’s off-system sales for the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue	$11,418	$20,720	$39,126	$50,565
MWh sold	575	1,198	1,548	2,047
Revenue per MWh	$19.86	$17.30	$25.28	$24.70

For the quarter and the year-to-date, off-system sales revenue decreased by $9.3 million, or 45 percent, and $11.4 million, or 23 percent, respectively, as compared to the same periods in 2011. Sales volumes were down 52 percent for the quarter and 24 percent for the first six months of 2012, as a result of increased load and decreased hydro generation when compared to the same periods in 2011. The decreases in volume were partially offset by a 14.8 percent increase in average prices for the quarter and a 2.3 percent increase for the first six months of 2012.

Other Revenues:  The table below presents the components of other revenues for the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Transmission services and other	$13,516	$13,112	$24,385	$24,346
Energy efficiency	8,084	5,796	12,561	12,507
Total other revenues	$21,600	$18,908	$36,946	$36,853

Most energy efficiency activities are funded through a rider mechanism on customer bills. Energy efficiency program expenditures funded through the rider are reported as an operating expense with an equal amount of revenues recorded in other revenues, resulting in no net impact on earnings.

Other revenue increased $2.7 million for the second quarter of 2012 compared to the same period in 2011, primarily due to an IPUC order that resulted in Idaho Power moving energy efficiency program expenditures to a separate regulatory asset during the second quarter of the prior year. Year-to-date, energy efficiency program revenues were relatively flat when compared with the same period in the prior year.

The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability pending future collection from or obligation to customers.  A liability balance indicates that Idaho Power has collected more than it has spent and an asset balance indicates that Idaho Power has spent more than it has collected.  As of June 30, 2012, Idaho Power’s total Idaho and Oregon jurisdictional energy efficiency rider balance was a regulatory asset of $5.3 million.

Purchased Power:  The table below presents Idaho Power’s purchased power expenses and volumes for the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Expense
PURPA contracts	$29,602	$24,661	$53,359	$38,834
Other purchased power (including wheeling)	15,576	11,762	26,097	22,683
Total purchased power expense	$45,178	$36,423	$79,456	$61,517
MWh purchased
PURPA contracts	576	464	992	708
Other purchased power	624	247	852	474
Total MWh purchased	1,200	711	1,844	1,182
Cost per MWh from PURPA contracts	$51.39	$53.15	$53.79	$54.85
Cost per MWh from other sources	$24.96	$47.62	$30.63	$47.85
Weighted average - all sources	$37.65	$51.23	$43.09	$52.04

Purchased power expense increased $8.8 million, or 24 percent, in the second quarter of 2012 and $17.9 million, or 29 percent, in the first six months of 2012, compared to the same periods in 2011. This increase was driven by the volume of mandated power purchases from cogeneration and small power production (CSPP) facilities pursuant to PURPA, which increased 24 percent for the quarter and 40 percent in the first six months of 2012 due to new PURPA wind generation facilities coming on-line. The increases in contract purchases were partially offset by a small decrease in the average price of wholesale purchased power. Idaho Power seeks to resell into the wholesale electricity markets power it has purchased under PURPA agreements that it does not need or cannot use to serve loads. Substantially all PURPA power purchase costs are recovered through base rates and Idaho Power's power supply cost mechanisms, and thus the primary impact of the increased expense associated with PURPA power purchases is a corresponding increase in customer rates.

Fuel Expense:  The table below presents Idaho Power’s fuel expenses and generation at its thermal generating plants for the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Expense
Coal	$17,052	$17,239	$48,137	$45,245
Natural gas and other(1)	4,233	2,465	5,899	4,361
Total fuel expense	$21,285	$19,704	$54,036	$49,606
MWh generated
Coal	647	694	1,853	1,888
Natural gas and other(1)	59	23	71	41
Total MWh generated	706	717	1,924	1,929
Cost per MWh
Coal	$26.36	$24.84	$25.98	$23.96
Natural gas and other	71.75	107.17	83.08	106.37
Weighted average, all sources	30.15	27.48	28.09	25.72
 (1) Excludes 129 MWh of generation from the Langley Gulch power plant for which costs were capitalized during the construction and testing phase of the plant. The Langley Gulch power plant became commercially available on June 29, 2012.

Fuel expense increased $1.6 million, or 8 percent, in the second quarter of 2012 and $4.4 million, or 9 percent, in the first six months of 2012 compared to the same periods in 2011, due principally to higher output at the natural gas plants in response to outages at Idaho Power's hydroelectric plants, transmission outages, higher than planned real-time loads, economic dispatch opportunities in the market, and integration of wind generation. While output at the natural gas plants was substantially greater in 2012, the impact was partially offset by much lower natural gas expense per MWh compared to the same period in the prior year. Coal generation decreased approximately 7 percent for the quarter and 2 percent year-to-date compared to the same periods in 2011; however, the financial impact of the decrease in generation was offset by higher coal expense per MWh. Coal expense per MWh increased due to consumption of higher cost inventory delivered from BCC compared to the same period in 2011.

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

PCA expense represents the effects of the Idaho and Oregon PCA mechanisms.  The table below presents the components of the Idaho and Oregon PCA mechanisms for the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Idaho power supply cost accrual	$985	$10,685	$10,610	$35,601
Oregon power supply cost (deferral) accrual	(1,385)	853	(1,523)	1,318
Amortization of prior year authorized balances	(2,811)	3,963	(3,289)	9,888
Total power cost adjustment expense	$(3,211)	$15,501	$5,798	$46,807

The power supply accruals or deferrals represent the portion of that periods' power supply cost fluctuations accrued or deferred under the PCA mechanisms. Accruals represent additional costs recorded because actual power supply costs were less than the amount forecasted in PCA rates. The power supply cost accrual in 2012 is less than in 2011 because actual power supply costs were closer to the amounts forecasted in PCA rates. If actual power supply costs are greater than the amount forecasted in PCA rates, most of the excess is deferred. The amortization of the prior year’s balances represents the amounts being collected (refunded) in the current PCA year that were deferred or accrued in the prior PCA year (the true-up component of the PCA).

Other Operations and Maintenance (O&M) Expenses:  The increase in other O&M expense in the second quarter of 2012 as compared to the second quarter of 2011 was nominal at $0.5 million. The $8.4 million increase in other O&M expense in the first six months of 2012 compared to the same period in 2011 was due to the following:

•	$5.0 million of increased pension expense, which increased in June 2011 concurrent with increased recovery of deferred pension costs in rates;

•
increased labor and benefits costs of $7.1 million related to normal increases in employee wages and costs of providing employee benefits and higher current year incentive accruals. Incentive accruals recorded in the first six months of the prior year were based on lower projected annual payouts than what actually materialized by the end of 2011; and

•
increases in other costs of $4.2 million, related to increases in consultant costs, software licenses and maintenance, and other purchased services. A significant portion of the increase relates to a lower reimbursement from the U.S. Department of Energy for Smart Grid-related items in 2012 compared to 2011.

These increases were partially offset by decreases in thermal plant expenses of $8.3 million, primarily due to the scope and timing of maintenance outage expenses at the Valmy and Bridger plants.

Income Taxes

Income Tax Expense: IDACORP's and Idaho Power's income tax expense for the six months ended June 30, 2012, compared to the same period in 2011, increased $17.7 million and $18.2 million, respectively, primarily as a result of greater pre-tax earnings and no utilization of additional ADITC amortization at Idaho Power. For information relating to IDACORP's and Idaho Power's computation of income tax expense and estimated annual effective tax rate, see Note 2 - “Income Taxes” to the condensed consolidated financial statements included in this report.

Accelerated Amortization of ADITC: Idaho Power's December 2011 settlement stipulation with the IPUC and other parties provided for the availability of additional amortization of ADITC if Idaho Power's actual Idaho ROE is below 9.5 percent in any calendar year from 2012 to 2014.  For information relating to Idaho Power's 2011 settlement stipulation, see Note 3 - “Regulatory Matters” to the condensed consolidated financial statements included in this report. In accordance with the settlement stipulation, Idaho Power has $25 million of additional ADITC amortization available for use in 2012. Idaho Power has no additional ADITC amortization recorded for the six months ended June 30, 2012 as compared with $6.8 million for the same period in 2011 under a similar previous settlement agreement with the IPUC.

Based on its estimate of full year Idaho ROE and the terms of the December 2011 Idaho settlement agreement, Idaho Power did not utilize additional ADITC amortization during the second quarter of 2012 and reversed the $0.8 million of additional ADITC amortization that had been recorded in the first quarter of 2012. As of the date of this report, Idaho Power does not expect to record additional ADITC amortization for full year 2012.

Bonus Depreciation: Bonus depreciation provides for the accelerated deduction of current capital expenditures from certain asset classes.  For 2012, the deduction is equal to 50 percent of a qualifying asset's cost. Idaho Power has included an estimated bonus depreciation deduction in its current federal income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Overview

IDACORP's and Idaho Power's operating cash flows are driven principally by Idaho Power's sales of electricity and transmission capacity.  Significant uses of cash flows from operations include the purchase of fuel and power, other operating expenses, capital expenditures, pension plan contributions, and interest. Operating cash flows can be significantly influenced by factors such as weather conditions, rates and the outcome of regulatory proceedings, and economic conditions. As fuel and purchased power are significant uses of cash, and at the same time the price is often volatile and difficult to predict, Idaho Power has regulatory mechanisms in place that provide for the deferral and recovery of the majority of the fluctuation in those costs. However, if actual costs rise above the level allowed in retail rates, deferral balances increase (reflected as a regulatory asset), negatively affecting operating cash flows until such time as these costs, with interest, are recovered from customers.

Idaho Power uses operating and capital budgets to control operating costs and optimize capital expenditures, and funds its liquidity needs for capital expenditures through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP.  Idaho Power seeks to recover its operating costs and earn a return on its capital expenditures through rates, periodically filing for rate adjustments for recovery of operating costs and capital investments to provide the opportunity to align Idaho Power's earned returns with those allowed by regulators. Idaho Power is in a period of significant infrastructure investment, adding capacity to its baseload generation, transmission system, and distribution facilities in an effort to ensure an adequate supply of electricity, to provide service to new customers, and to maintain system reliability.  Idaho Power's hydroelectric and thermal generation facilities require continuing upgrades and component replacement, and the costs related to relicensing hydroelectric facilities and complying with the new licenses are substantial.  As a result of these and other projects, Idaho Power estimates that total capital expenditures will be between $720 million and $735 million over the period from 2012 (inclusive of amounts incurred year-to-date in 2012) through 2014.

As of July 27, 2012, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

•	their respective $125 million and $300 million revolving credit facilities;

•
IDACORP's shelf registration statement, which it may use for the issuance of debt securities and common stock, including up to 3.0 million shares of IDACORP common stock available for issuance under its continuous equity program. Approximately $539 million of debt and equity securities issuances remained available under the shelf registration statement;

•	Idaho Power's shelf registration statement, which it may use for the issuance of first mortgage bonds and debt securities; $150 million remained available under the shelf registration statement; and

•
IDACORP's and Idaho Power's issuance of commercial paper, which may be issued up to an amount equal to the available capacity under their respective credit facilities, and is used to meet short-term liquidity requirements.

IDACORP and Idaho Power expect to continue financing capital requirements during 2012 and into 2013 with a combination of internally generated funds and externally financed capital, and believe that access to their credit facilities and operating cash flows generated by Idaho Power's utility business are sufficient to meet short-term obligations. To meet long-term maturing debt obligations and costs of infrastructure development, such as Idaho Power's 500-kV transmission projects, the companies may use a combination of internally generated funds, credit facilities, the issuance of long-term debt or equity and, in the case of Idaho Power, capital contributions from IDACORP. Should economic or financing conditions deteriorate, the companies may be required to defer or eliminate certain capital expenditures, to the extent it can do so while maintaining the reliability of its system and service and timely complying with environmental and regulatory obligations.

As a result of Idaho Power's commitment to maintain and upgrade its generation fleet and transmission and distribution facilities, the ability to cost effectively manage the construction phase of current and future projects is critical to ensuring full and timely recovery of costs of construction. Should the IPUC or OPUC determine that any costs were imprudent or not reasonably incurred, and thus disallow recovery through rates of those costs, future cash flows and results of operations could be adversely impacted.

Idaho Power issued $150 million of first mortgage bonds, medium-term notes in April 2012, using a portion of the net proceeds to redeem prior to maturity $100 million of first mortgage bonds, medium-term notes due November 2012. IDACORP and Idaho Power have no other debt maturities in 2012 and expect a minimal need for any additional external financing in 2012, other than issuances of commercial paper to meet cash balancing needs from time-to-time. Idaho Power has $70 million of first mortgage bonds, medium-term notes, due in October 2013. During the first half of 2012, IDACORP continued to issue common stock under the pre-existing dividend reinvestment and employee-related stock purchase plans. Effective July 1, 2012, IDACORP discontinued original issuances of common stock and instructed the plan administrators to use market purchases of IDACORP common stock for purposes of acquiring IDACORP common stock for the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and the Idaho Power Company Employee Savings Plan. However, IDACORP may determine at any time in the future to resume original issuances of common stock under those plans. IDACORP may also determine to issue common stock from time-to-time under its continuous equity program, depending on market conditions and capital needs. IDACORP and Idaho Power seek to maintain capital structures of approximately 50 percent debt and 50 percent equity, and maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of June 30, 2012, IDACORP's and Idaho Power's capital structures were as follows:

	IDACORP	Idaho Power
Debt	49%	50%
Equity	51%	50%

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

Operating Cash Flows

IDACORP’s and Idaho Power’s operating cash inflows for the six months ended June 30, 2012 were $83 million and $79 million, respectively.  IDACORP's and Idaho Power's operating cash flows decreased by $74 million and $83 million, respectively, compared to the six months ended June 30, 2011.  With the exception of cash flows related to income taxes, IDACORP’s operating cash flows are principally derived from the operating cash flows of Idaho Power.  Significant items that affected the companies' operating cash flows in the first six months of 2012 relative to the same period in 2011 were as follows:

•	Idaho Power made contributions of $34 million to its defined benefit pension plan during the first six months of 2012, while it made no cash contributions during the first six months of 2011;
•      cash outflows related to income taxes increased by $14 million and $22 million for IDACORP and Idaho Power, respectively. IDACORP had net income tax payments of $1 million in 2012 compared with net refunds of nearly $13 million in 2011. Idaho Power’s net payments to IDACORP for income tax were $2 million for the six months ended June 30, 2012, compared with net refunds of $19 million for the same period in 2011; and

•
changes in regulatory assets associated with the Idaho and Oregon PCA mechanisms reduced cash flows by $41 million, as Idaho Power collected $13 million less of previously deferred costs and incurred $28 million less in the current year accrual, as compared with the first six months of 2011.

Investing Cash Flows

Cash flows from investing activities consist primarily of capital expenditures related to new construction and improvements to Idaho Power’s generation, transmission, and distribution facilities.  IDACORP’s and Idaho Power’s investing cash outflows for the six months ended June 30, 2012 were $123 million and $122 million, respectively. IDACORP's and Idaho Power's investing cash outflows decreased by $60 million compared to the six months ended June 30, 2011.  Investing cash outflows for 2012 and 2011 were primarily for construction of utility infrastructure needed to address Idaho Power’s peak demand growth, aging plant and equipment, and forecasted customer growth. The expenditures during the first six months of 2012 for additions to property, plant, and equipment were less than the same period in 2011, largely as a result of reduced activity related to the Langley Gulch power plant during 2012 as the plant became commercially available on June 29, 2012.

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

IDACORP’s and Idaho Power’s financing cash inflows for the six months ended June 30, 2012 were $26 million and $30 million, respectively.  The following are significant items that affected financing cash flows in the first six months of 2012:

•
in May 2012, Idaho Power redeemed prior to maturity $100 million of outstanding first mortgage bonds due November 2012 using a portion of the proceeds from the $150 million of first mortgage bonds issued in April 2012;

•      IDACORP and Idaho Power paid cash dividends of approximately $33 million;
•      IDACORP and Idaho Power had net borrowings of $10.5 million and $10 million of commercial paper, respectively; and
•      IDACORP made a capital contribution of $7.5 million to Idaho Power.

On June 17, 2010, Idaho Power entered into a Selling Agency Agreement with Banc of America Securities LLC; BNY Mellon Capital Markets, LLC; J.P. Morgan Securities Inc.; KeyBanc Capital Markets Inc.; Merrill Lynch, Pierce, Fenner & Smith Incorporated; Mitsubishi UFJ Securities (USA), Inc.; RBC Capital Markets Corporation; SunTrust Robinson Humphrey, Inc.; U.S. Bancorp Investments, Inc.; and Wells Fargo Securities, LLC in connection with the potential issuance and sale from time to time of up to $500 million aggregate principal amount of first mortgage bonds under a shelf registration statement. In August 2010, Idaho Power issued $200 million of first mortgage bonds, medium-term notes, Series I, under the shelf registration statement. On April 13, 2012, Idaho Power issued $75 million of 2.95% first mortgage bonds, medium-term notes, Series I, maturing on April 1, 2022 and $75 million of 4.30% first mortgage bonds, medium-term notes, Series I, maturing on April 1, 2042, under the Selling Agency Agreement and shelf registration statement. In April 2012, Idaho Power issued an irrevocable notice of redemption to redeem, prior to maturity, its $100 million in principal amount of 4.75% first mortgage bonds, medium-term notes due November 2012. In May 2012, Idaho Power used a portion of the net proceeds of the April 2012 issuance of first mortgage bonds, medium-term notes to effect the redemption. Idaho Power will use the remaining net proceeds to fund a portion of its capital requirements.

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

The issuance of first mortgage bonds requires that Idaho Power meet interest coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust securing the bonds. Future issuances of first mortgage bonds are subject to satisfaction of covenants and security provisions set forth in the Indenture of Mortgage and Deed of Trust, market conditions, regulatory authorizations, and covenants contained in other financing agreements. The Indenture of Mortgage and Deed of Trust limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture of Mortgage and Deed of Trust. As of June 30, 2012, Idaho Power could issue approximately $1.3 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions. However, the Indenture of Mortgage and Deed of Trust further limits the maximum amount of first mortgage bonds at any one time outstanding to $2.0 billion, and as a result the maximum amount of first mortgage bonds Idaho Power could issue as of June 30, 2012 was limited to approximately $489 million. Idaho Power may increase the $2.0 billion limit on the maximum amount of first mortgage bonds outstanding by filing a supplemental indenture with the trustee as provided in the Indenture of Mortgage and Deed of Trust.

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

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, “consolidated indebtedness” broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). “Consolidated total capitalization” is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At June 30, 2012, the leverage ratios for IDACORP and Idaho Power were 49 percent and 50 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities, which could limit the ability of the companies to issue first mortgage bonds and debt securities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary. At June 30, 2012, IDACORP and Idaho Power were in compliance with all facility covenants. Further, IDACORP and Idaho Power do not believe they will be in violation or breach of its significant debt covenants during the remainder of 2012, but were circumstances to arise that may alter that view management would take appropriate action to mitigate any such issue.

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

Upon any event of default relating to the voluntary or involuntary bankruptcy of IDACORP or Idaho Power or the appointment of a receiver, the obligations of the lenders to make loans under the applicable facility and to issue letters of credit will automatically terminate and all unpaid obligations will become due and payable. Upon any other event of default, the lenders holding greater than 50 percent of the outstanding loans or greater than 50 percent of the aggregate commitments (required lenders) or the administrative agent with the consent of the required lenders may terminate or suspend the obligations of the lenders to make loans under the facility and to issue letters of credit under the facility and/or declare the obligations to be due and payable. During an event of default under the facilities, the lenders may, at their option, increase the applicable interest rates then in effect and the letter of credit fee by 2.0 percentage points per annum. A ratings downgrade would result in an increase in the cost of borrowing, but would not result in a default or acceleration of the debt under the facilities. However, if Idaho Power's ratings are downgraded below investment grade, Idaho Power must extend or renew its authority for borrowings under its IPUC and OPUC regulatory orders.

Without additional approval from the IPUC, the OPUC, and the Public Service Commission of Wyoming, the aggregate amount of short-term borrowings by Idaho Power at any one time outstanding may not exceed $450 million.

Commercial Paper: IDACORP and Idaho Power have commercial paper programs under which they may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time not to exceed the available capacity under their respective credit facilities, described above. IDACORP's and Idaho Power's credit facilities are available to the companies to support borrowings under their commercial paper programs. The commercial paper issuances are used to provide an additional financing source for the companies' short-term liquidity needs. The maturities of the commercial paper issuances will vary, but may not exceed 270 days from the date of issue. Individual instruments carry a fixed rate during their respective terms, although the interest rates are reflective of current market conditions, subjecting the companies to fluctuations in interest rates.

Available Short-Term Liquidity: The table below outlines available short-term borrowing liquidity as of the dates specified.

	June 30, 2012		December 31, 2011
		Idaho		Idaho
	IDACORP(2)	Power	IDACORP(2)	Power
Revolving credit facility	$125,000	$300,000	$125,000	$300,000
Commercial paper outstanding	(54,700)	(10,000)	(54,200)	—
Identified for other use (1)	—	(24,245)	—	(24,245)
Net balance available	$70,300	$265,755	$70,800	$275,755
(1) Port of Morrow and American Falls bonds that holders may put to Idaho Power.
(2) Holding company only.

At July 27, 2012, IDACORP had no loans outstanding under its credit facility and $53.7 million of commercial paper outstanding, and Idaho Power had no loans outstanding under its credit facility and $10 million of commercial paper outstanding. The table below presents additional information about short-term commercial paper borrowing during the three- and six-month periods ended June 30, 2012:

	Three months ended		Six months ended
	June 30, 2012		June 30, 2012
	IDACORP (1)	Idaho Power	IDACORP (1)	Idaho Power
Commercial paper:
Period end:
Amount outstanding	$54,700	$10,000	$54,700	$10,000
Weighted average interest rate	0.50%	0.49%	0.50%	0.49%
Daily average amount outstanding during the period	$58,603	$1,810	$55,251	$2,476
Weighted average interest rate during the period	0.48%	0.54%	0.47%	0.46%
Maximum month-end balance	$59,300	$10,000	$61,500	$10,000

(1) Holding company only

Impact of Credit Ratings on Liquidity and Collateral Obligations

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

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties.  As of June 30, 2012, Idaho Power had posted $1 million performance assurance collateral.  Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and  counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions.  Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of June 30, 2012, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $12 million.  To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's construction expenditures were $123 million and $186 million during the six months ended June 30, 2012 and 2011, respectively.  The table below presents Idaho Power's estimated cash requirements for construction, excluding AFUDC, for 2012 through 2014 (in millions of dollars).

	2012	2013-2014
Ongoing capital expenditures	$200-205	$490-500
Langley Gulch Power Plant (detailed below)	30	—
Total	$230-235	$490-500

Major Infrastructure Projects:

Idaho Power is engaged in the development of a number of significant projects and has entered into arrangements with third parties concerning joint infrastructure development. The discussion below provides a summary of certain of these projects and notable developments during the six months ended June 30, 2012 and since the discussion of these matters included in Part II, Item 7 - “MD&A - Capital Requirements” in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2011. The discussion below should be read in conjunction with that report.

Langley Gulch Power Plant: The Langley Gulch power plant is a natural gas-fired combined cycle combustion turbine generating plant with a summer nameplate capacity of approximately 300 MW and a winter capacity of approximately 330 MW. Idaho Power placed the plant in service on June 29, 2012. Idaho Power incurred $395 million, including AFUDC, of capital expenditures associated with the project from inception in 2009 through June 2012.

Boardman-to-Hemingway Line: The Boardman-to-Hemingway line, a proposed 300-mile, 500-kV transmission project between a station near Boardman, Oregon and the Hemingway station near Boise, Idaho, would provide transmission service to meet needs identified in the 2011 Integrated Resource Plan (IRP) and other requests pursuant to Idaho Power's OATT. In January 2012, Idaho Power entered into a joint funding agreement with PacifiCorp and BPA to jointly pursue permitting of the project. The joint funding agreement provides that Idaho Power's interest in the permitting phase of the project would be approximately 21 percent, and that during future negotiations relating to construction of the transmission line Idaho Power would seek to retain that percentage interest in the completed project. Idaho Power's estimated share of the cost of the permitting phase of the project is $11 million, including AFUDC. Total cost estimates for the project are approximately $820 million, including AFUDC. This cost estimate excludes the impacts of inflation and price changes of materials and labor resources that may occur following the date of the estimate. Idaho Power's share of the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above. Construction costs beyond the permitting phase are not included in the table above. Federal and state permitting continues to move forward with a draft environmental impact statement (EIS) expected to be issued in the first half of 2013. Idaho Power's 2011 IRP identified the need for a 2016 in-service date for the project. However, the completion date of the project is subject to siting, permitting, regulatory approvals, in-service date requirements of the parties electing to construct the line, the terms of any resulting joint construction agreements, and other conditions. Based on Idaho Power's assessment of those and other factors, as of the date of this report Idaho Power estimates that a project in-service date prior to 2018 is unlikely. Idaho Power will evaluate the impact of the new in-service date estimate in its 2013 IRP and determine if Idaho Power needs to take additional actions to ensure that it reliably meets load service obligations.

Gateway West Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a 500-kV transmission project between a station located near Douglas, Wyoming and the Hemingway station. In January 2012, Idaho Power and PacifiCorp entered a new joint funding agreement for permitting of the project. Idaho Power's estimated cost for the permitting phase of the Gateway West project is approximately $24 million, including AFUDC. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $150 million and $300 million, including AFUDC. Idaho Power's share of the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above. Construction costs are not included in the table above. Timing of the construction of each segment of the project is subject to siting, permitting, regulatory approvals, in-service date requirements of the parties electing to construct the line, the terms of any resulting joint construction agreements, and other conditions. The U.S. Bureau of Land Management's schedule provides for the issuance of a final EIS in the fourth quarter of 2012.

Memorandum of Understanding, dated January 12, 2012, among Idaho Power, PacifiCorp, and BPA (2012 MOU): Executed in connection with the BPA's participation in the joint funding agreement for the Boardman-to-Hemingway line, the 2012 MOU provides that the parties will negotiate in good faith the terms of mutually satisfactory definitive agreements that would allow BPA to meet its load service obligations in southeast Idaho. It provides that the parties will explore opportunities to establish eastern Idaho load service from the Hemingway substation in exchange for similar service from the Federal Columbia River Transmission System. The 2012 MOU outlines at least two potential alternatives for further negotiation, including a network service option and an asset ownership rights option on the parties' transmission systems. Any party may terminate the 2012 MOU at any time, without penalty, and the 2012 MOU automatically expires on December 31, 2014.

AMI/Smart Grid and American Recovery and Reinvestment Act of 2009 (ARRA): The advanced metering infrastructure project provides the means to automatically retrieve energy consumption information, eliminating manual meter reading expense. In December 2011, Idaho Power completed the installation of its advanced metering technology at a cost of $71.8 million. Under the ARRA, Idaho Power was awarded a grant of $47 million from the DOE. The grant was signed by the DOE in April 2010 and applies to project costs, including those associated with the AMI project, incurred beginning in August 2009 for a three-year term. As of June 30, 2012, Idaho Power had invoiced approximately $37.2 million to the DOE, of which $36.9 million had been received, and expects to continue billing and collecting monthly over the remaining term of the award. The costs to be reimbursed by the grant are not included in the Capital Requirements table above.

Changes to Capital Project Mix: At times, Idaho Power may seek to accelerate, scale back, modify, or eliminate projects, or seek alternative projects, to accommodate anticipated resource needs and to help ensure its ability to provide reliable electric service and meet load and transmission capacity obligations. Scaling back or eliminating a project due to regulatory challenges or other factors influencing the feasibility of a project may result in Idaho Power pursuing one or more separate, more costly projects. For instance, if Idaho Power were unable to develop transmission infrastructure necessary to serve loads, it may be required to develop additional generation facilities within areas where Idaho Power has available transmission capacity. Idaho Power's IRP seeks to address these potential alternatives and their associated risks and costs.

Defined Benefit Pension Plan Contribution: During the first quarter of 2012, Idaho Power contributed $34 million to its defined benefit pension plan. Idaho Power contributed $18.5 million to its defined benefit pension plan in 2011 and $60 million in 2010. As reported in more detail in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2011, Idaho Power expects to make additional significant cash contributions to its defined benefit pension plan in coming years. Idaho Power is evaluating the potential impact of recently approved federal legislation that may alter the timing and amount of future contributions to the defined benefit pension plan. The legislation, signed into law in July 2012, provides a smoothing mechanism applicable to the calculation of plan minimum contributions, and is expected to reduce minimum amounts required to be contributed to the plan in at least the next few years. The partial funding relief may be applied to 2012 contributions but is automatically effective for all contributions beginning in 2013. In May 2011, the IPUC authorized Idaho Power to increase its annual recovery and amortization of deferred pension costs from $5.4 million to $17.1 million. The primary impact of pension contributions is on cash flows.

Contractual Obligations

IDACORP's and Idaho Power's contractual obligations, outside of the ordinary course of business, have not changed materially from the amounts disclosed in their Annual Report on Form 10-K for the year ended December 31, 2011, except as follows:

•
three power purchase agreements were terminated due to an uncured breach by the respective counterparties, which reduced Idaho Power's contractual payment obligations by approximately $217 million over the 15-year to 25-year life of the contracts; and

•
Idaho Power issued $150 million of first mortgage bonds, medium-term notes (long-term indebtedness), using a portion of the net proceeds from that issuance to redeem prior to maturity $100 million of outstanding first mortgage bonds, medium-term notes due November 2012.

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

Contingencies and Proceedings

IDACORP and Idaho Power are involved in a number of litigation, alternative dispute resolution, and administrative proceedings, and are subject to claims and legal actions arising in the ordinary course of business, that could affect their future results of operations and financial condition. Certain legal proceedings to which IDACORP or Idaho Power are parties or are otherwise involved are described in Note 9 - "Contingencies" to the condensed consolidated financial statements included in this report. Except where noted in Note 9, in many instances IDACORP and Idaho Power are unable to predict the outcomes of the matters or estimate the impact the proceedings may have on their financial positions, results of operations, or cash flows.

Idaho Power is also actively monitoring various environmental regulations that may have a significant impact on its future operations. Given uncertainties regarding the outcome, timing, and compliance plans for these environmental matters, Idaho Power is unable to determine the financial impact of these regulations, but does believe that future capital investment for infrastructure and modifications to its electric generating facilities to comply with these regulations could be significant.

Off-Balance Sheet Arrangements

IDACORP’s and Idaho Power’s off-balance sheet arrangements have not changed materially from those reported in MD&A in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2011.

Impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted into law in July 2010. The Dodd-Frank Act establishes regulatory jurisdiction by the Commodity Futures Trading Commission (CFTC) and the SEC for certain swaps (which include a variety of derivative instruments) and the users of such swaps, and directed the CFTC and SEC to promulgate rules implementing a number of provisions of the Dodd-Frank Act. Under rules adopted pursuant to the Dodd-Frank Act, entities designated as "swap dealers" or "major swap participants" are subject to specified margin, collateral, mandatory exchange clearing, and reporting obligations. In April 2012, the SEC and the CFTC issued a joint final rule defining the terms "swap dealer" and "major swap participant." Based on the proposed definitions and a de minimis exception included in the rule, Idaho Power has determined that it is unlikely to be classified as either a swap dealer or a major swap participant, thus exempting Idaho Power from certain of the margin and collateral requirements, and imposing a lessened reporting burden. However, notwithstanding levels of margin required by regulation, Idaho Power expects that entities classified as swap dealers or major swap participants will pass along their increased margin costs through higher prices and reductions in thresholds for posting collateral. Further, while Idaho Power believes that it is a non-financial end user for purposes of the Dodd-Frank Act (i.e., a non-financial entity that engages in swaps to hedge or mitigate commercial risk) that may rely upon an exemption from mandatory exchange clearing obligations contained in the rules, provided it satisfies specified conditions, Idaho Power expects that the cost of entering into non-cleared swaps may increase and that required margin levels may be higher. While Idaho Power is not yet able to determine the financial and operational impact that the Dodd-Frank Act will have on its swap and derivative transactions and programs, the company preliminarily predicts that the impact will not be significant.

REGULATORY MATTERS

Introduction

As a regulated utility, many of Idaho Power's fundamental business decisions are subject to the approval of governmental agencies. Idaho Power is under the retail jurisdiction (as to rates, service, accounting, and other general matters of utility operation) of the IPUC and the OPUC, which determine the rates that Idaho Power charges to its general business customers.  Idaho Power is also under the regulatory jurisdiction of the IPUC, the OPUC, and the Public Service Commission of Wyoming as to the issuance of debt and equity securities.  Also, as a public utility under the Federal Power Act, Idaho Power has authority to charge market-based rates for wholesale energy sales under its FERC tariff and to provide transmission services under its OATT.  Idaho Power uses general rate cases, cost adjustment mechanisms, and subject-specific filings to recover its costs of providing service and the costs of its energy efficiency and demand-side resources programs, seeking to earn a return on investment where permitted by regulators. Idaho Power remains focused on communicating with regulators the necessity of investments to better serve its customers, the prudence of the costs incurred, and the importance of a reasonable return on investment for IDACORP's shareholders.

Idaho Power's need for rate relief and the development of rate case plans takes into consideration short-term and long-term needs, as well as specific factors that can affect the timing of rate filings. Such factors include, among other things, in-service dates of major capital investments and the timing of changes in major revenue and expense items. Idaho Power filed general rate cases in Idaho and Oregon during 2011, as well as a single-issue rate case for the Langley Gulch power plant in Idaho and Oregon in 2012. Idaho Power will continue to assess its need for general rate relief in consideration of the factors described above. Between general rate cases, Idaho Power relies upon power cost adjustment mechanisms, riders, and other mechanisms to reduce regulatory lag, which refers to the period of time between making an investment or incurring an expense and earning a return and recovering that investment or expense. Management's focus on constructive regulatory outcomes in 2011 and 2012 has been targeted largely at eliminating that regulatory lag.

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

Recent Regulatory Developments

Regulatory developments involving the rates that Idaho Power charges its retail customers have been described in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report, as well as in IDACORP's and Idaho Power's Annual Report on Form 10-K, as noted above. A summary of certain of these developments is included below.

•
Idaho General Rate Case Settlement: In December 2011, the IPUC approved a settlement stipulation in Idaho Power's general rate case, which provided for a 7.86 percent authorized rate of return on an Idaho-jurisdictional rate base of approximately $2.36 billion. The approved settlement stipulation resulted in a 4.07 percent, or $34.0 million, overall increase in Idaho Power's annual Idaho jurisdictional base rate revenues. New rates in conformity with the settlement became effective on January 1, 2012.

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

The settlement stipulation provides that the Idaho ROE thresholds (9.5 percent, 10.0 percent, and 10.5 percent) will be automatically adjusted prospectively in the event the IPUC approves a change to Idaho Power's authorized return on equity as part of a general rate case proceeding seeking a rate change effective prior to January 1, 2015. While its conclusion may change based on a number of factors, as of the date of this report Idaho Power does not anticipate the need to amortize additional ADITC in 2012.

•
Langley Gulch Power Plant Filings: On June 29, 2012, the IPUC issued an order approving a $58.1 million increase in annual Idaho-jurisdiction base rates, effective July 1, 2012, for recovery of Idaho Power's investment in the Langley Gulch power plant and associated costs. Proceedings before the OPUC remain pending, with a decision expected by January 2013. The plant became commercially available on June 29, 2012.

•
Power Cost Adjustment Filing - Idaho: On April 13, 2012, Idaho Power made its annual PCA filing with the IPUC, requesting a $43 million increase to Idaho PCA rates, effective for the period from June 1, 2012 to May 31, 2013. The requested increase reflects increased projected power supply costs relative to the prior PCA year, due largely to an increase in mandated purchases of higher-cost, intermittent power under PURPA power purchase contracts. The IPUC issued an order on May 31, 2012 approving Idaho Power's application as filed. Previous annual PCA orders have resulted in a $40.4 million Idaho PCA rate decrease, effective June 1, 2011, and a $146.9 million Idaho PCA rate decrease, effective June 1, 2010. These prior PCA rate decreases were offset by increases in power supply costs in base rates and deferrals and amortization under the Idaho PCA mechanism, resulting in a relatively small impact on earnings.

•
Idaho Fixed Cost Adjustment Filing: The fixed cost adjustment (FCA) is designed to remove Idaho Power’s disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer.  While the FCA was initially a pilot program, in March 2012 the IPUC issued an order approving the FCA as permanent, but directed Idaho Power to file with the IPUC a proposal to adjust the FCA to address specified factors. Those proceedings are ongoing. On May 8, 2012, the IPUC issued an order approving Idaho Power's application for a $1.2 million increase in FCA rates for the period from June 1, 2012 to May 31, 2013.

•
Idaho Non-AMI Meter Depreciation: On April 27, 2012, the IPUC approved Idaho Power's February 2012 application requesting approval of a $10.6 million decrease in rates for specified customer classes, effective June 1, 2012, as a result of the removal of accelerated depreciation expense associated with non-AMI metering equipment.

•
Oregon General Rate Case Settlement: On February 23, 2012, the OPUC approved a settlement stipulation in Idaho Power's Oregon general rate case. The settlement stipulation provides for a $1.8 million base rate increase, a return on equity of 9.9 percent, and an overall rate of return of 7.757 percent in the Oregon jurisdiction. New rates in conformity with the settlement stipulation went into effect on March 1, 2012. The OPUC is conducting a second phase of the proceedings to address the prudence of Idaho Power's pollution control investments at the Jim Bridger coal-fired power plant.

The table below includes summary information on notable regulatory proceedings completed or in process during 2012, including matters discussed above, in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report, or in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2011.

Description	Effective Date	Estimated Annual Rate Impact (millions)(1)
Idaho:
Langley Gulch power plant	7/1/2012	$58.1
Power cost adjustment (2)	6/1/2012	43.0
2011 general rate case settlement	1/1/2012	34.0
Boardman power plant cost recovery	6/1/2012	1.5
Fixed cost adjustment (2)	6/1/2012	1.2
Revenue sharing pursuant to January 2010 settlement agreement (2)	6/1/2012	(27.1)
Depreciation rate for non-AMI meters	6/1/2012	(10.6)
Depreciation update (other than non-AMI meters and Boardman plant)	6/1/2012	(1.3)
Oregon:
Langley Gulch power plant	(3)	3.0
Oregon general rate case settlement	3/1/2012	1.8
Oregon annual power cost update (2)	6/1/2012	1.8

(1) The annual amount collected in rates is typically not recovered on a linear basis (i.e., 1/12th per month), and is instead recovered through Idaho Power's tiered rate structure, described above in this MD&A. Under a tiered rate structure, Idaho Power generally records revenues disproportionately during higher-load periods.

(2)
The $43.0 million rate increase for the Idaho power cost adjustment, $1.2 million rate increase for the fixed cost adjustment, and $27.1 million rate decrease resulting from revenue sharing pursuant to the January 2010 settlement agreement are applicable only for the period from June 1, 2012 to May 31, 2013. Similarly, a portion of the $1.8 million rate increase from the Oregon annual power cost update is applicable only for a one-year period.

(3) Idaho Power's filing requested a 7/1/2012 effective date in Oregon. However, based on the status of this filing and a procedural schedule established by the OPUC, Idaho Power anticipates an order from the OPUC by January 2013, with rates effective March 2013.

Change in Deferred Net Power Supply Costs

Deferred power supply costs represent certain differences between Idaho Power's actual net power supply costs and the costs included in its retail rates, the latter being based on annual estimates of power supply costs. Deferred power supply costs are recorded on the balance sheets for future recovery or refund through customer rates. The table below summarizes the change in deferred net power supply costs during the six months ended June 30, 2012.

	Idaho	Oregon(1)	Total
Balance at December 31, 2011	$(13,121)	$8,490	$(4,631)
Current period net power supply costs (deferred) accrued	(10,610)	1,523	(9,087)
Revenue sharing liability applied to PCA true-up mechanism	(27,201)	—	(27,201)
Prior amounts returned (recovered) through rates	6,284	(1,057)	5,227
SO2 allowance and renewable energy certificate (REC) sales	(2,076)	(103)	(2,179)
Interest and other	(162)	355	193
Balance at June 30, 2012	$(46,886)	$9,208	$(37,678)
(1)  Oregon power supply cost deferrals are subject to a statute that specifically limits rate amortizations of deferred costs to six percent of gross Oregon revenue per year (approximately $2 million).  Deferrals are amortized sequentially.

PURPA Power Purchases - Challenges and Proceedings

Pursuant to the requirements of Section 210 of PURPA, the IPUC and OPUC have each issued orders and rules regulating Idaho Power's purchase of power from CSPP facilities.  A key component of the PURPA power purchase contracts is the energy price contained within the agreements.  Regulatory-mandated execution of PURPA agreements at times results in Idaho Power acquiring energy it cannot use or does not need to serve loads, and at above wholesale market prices.  Substantially all PURPA power purchase costs are recovered through base rates and Idaho Power's power supply cost mechanisms, and thus the primary impact of the PURPA agreements is on customer rates.  In addition to increasing power purchase costs, integration of intermittent, non-dispatchable resources (such as wind power) into Idaho Power's portfolio creates a number of complex operational risks and challenges.

Idaho Power remains engaged in proceedings at the IPUC and OPUC relating to the determination of appropriate power purchase prices and other terms of PURPA power purchase agreements. Idaho Power is also engaged in proceedings at the FERC relating to its obligations under PURPA power purchase agreements. On January 31, 2012, Idaho Power submitted written testimony in its PURPA proceedings before the IPUC, in support of its request that the IPUC (a) change the methodology used to establish power purchase prices for PURPA projects, (b) reduce the maximum authorized PURPA power purchase agreement term from the existing 20 years to a maximum of 5 years, and (c) authorize a curtailment strategy that would allow Idaho Power to optimize use of its cost-effective resources. Separately, on March 12, 2012, Idaho Power filed an application with the IPUC seeking a temporary stay of its obligation to enter into new PURPA power purchase agreements. While the IPUC denied Idaho Power's request for a stay in a March 22, 2012 order, the IPUC's order provided that the PURPA pricing methodologies in effect as of that date do not produce rates that are just and reasonable or in the public interest. As a result, the IPUC's order further provided that the IPUC would individually evaluate all contracts for PURPA projects over 100 kW entered into by Idaho Power and presented to the IPUC for approval, noting that FERC regulations require that the purchase price be just and reasonable to customers and in the public interest. Hearings in the IPUC proceedings are scheduled to be held during August 2012. Similar proceedings at the OPUC are also ongoing.

Developments with Large Industrial Customer

In March 2009, the IPUC approved a September 2008 electric service agreement between Idaho Power and Hoku Materials, Inc. (Hoku), to provide electric service to Hoku’s polysilicon production facility then under construction in Idaho.  The initial term of the agreement was four years beginning December 1, 2009, with a maximum demand obligation during the initial term of 82 MW.  In connection with an overdue invoice for electric service, in February 2012 Idaho Power, Hoku, and the IPUC Staff filed with the IPUC a settlement stipulation to amend the electric service agreement, and on March 15, 2012, the IPUC approved the stipulation. The stipulation revised the contract to provide for a minimum monthly charge of $0.8 million (compared to the prior minimum monthly charge of approximately $2 million) from January 2012 to July 2013 and the establishment of a balancing mechanism that would track and accrue (up to a maximum balance of approximately $16.5 million) on a monthly basis the difference between (a) the first block minimum energy charges (excluding demand charges) under the existing agreement and (b) the modified minimum billed energy charge (excluding demand charges) under the settlement stipulation. The stipulation provided that in January 2014, Idaho Power would begin invoicing Hoku for, in addition to applicable demand and energy charges, recovery of the deferred amount over a 12-month period, one-twelfth per month. Further, the stipulation provided that Hoku would pay to Idaho Power $2.0 million upon IPUC approval of the stipulation out of existing funds on deposit with Idaho Power, and $0.1 million per month in cash for 18 months commencing with its January 2012 invoice. The stipulation also extended the term of the electric service agreement through December 1, 2014. During the final year of the agreement, the stipulation provided that Hoku would pay embedded-cost based rates for service.

As a result of Hoku's failure to remain timely in payments under the revised agreement, Idaho Power terminated its provision of electric service under the revised agreement in May 2012. Idaho Power applied the remaining $2 million deposit to Hoku's April, May, and June 2012 invoices under the revised agreement and has fully exhausted the deposit required by the revised agreement. For full year 2012 and prior to termination of service, Idaho Power had anticipated contract payments of $5.4 million that are unaffected by the PCA mechanism and $6.8 million of revenues that are affected by and flow through the PCA mechanism, for a total of $12.2 million. Assuming that Hoku does not perform its obligations under the revised agreement during the remainder of 2012, Idaho Power estimates that it will now only recognize $3.8 million of full year 2012 revenues that are unaffected by the PCA mechanism and $2.8 million of revenues that are affected by and flow through the PCA mechanism, for a total of $6.6 million for full year 2012. The ultimate impact of non-payment and associated decreases in revenue on 2012 net income would be tempered by a decrease in costs Idaho Power may have incurred in connection with the provision of service to Hoku and the impact of the PCA mechanism, likely resulting in a relatively small impact on full year net income. The net impact on net income may also be tempered by Idaho Power's ability to amortize additional ADITCs under the settlement stipulation approved by the IPUC in December 2011, described above, depending on whether the earnings impact of Hoku's nonperformance contributes to an Idaho ROE of less than 9.5 percent in 2012. As of the date of this report, Idaho Power is evaluating its legal remedies and course of action for potential damages resulting from Hoku's breach of the revised agreement.

2011 Integrated Resource Plan - Oregon Acknowledgment

On May 21, 2012, the OPUC acknowledged Idaho Power's 2011 IRP, with conditions and exceptions. The OPUC directed Idaho Power to, among other things, include in its next IRP update an evaluation of environmental compliance costs for existing coal-fired plants. Idaho Power was directed to investigate whether there is "flexibility in the emerging environmental regulations" that would allow Idaho Power to "avoid early compliance costs by offering to shut down individual units prior to the end of their useful lives." The order also directed Idaho Power to conduct further plant-specific analysis to determine whether this trade-off would be in the ratepayers' interest.

Hydroelectric Projects - Relicensing and Upgrades

Costs for the relicensing of Idaho Power's hydroelectric projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Relicensing costs and costs related to new licenses will be submitted to regulators for recovery through the ratemaking process. Relicensing costs of $153 million and $5 million for the HCC and Swan Falls project (SFP), respectively, were included in construction work in progress at June 30, 2012. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates approximately $6.5 million annually ($10.7 million grossed up for income taxes) of AFUDC relating to the HCC relicensing project, and collecting these amounts will reduce the relicensing amount submitted to regulators for recovery through the ratemaking process.

Item 7 - MD&A - "Regulatory Matters" in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2011 contains a discussion of the status of relicensing efforts and other projects for the HCC, SFP, and Shoshone Falls facility. Set forth below is an update on the status of those projects relative to that prior discussion.

Swan Falls Project - Idaho Power is currently operating the SFP under an annual license while its application for a multi-year license is pending before the FERC. As of the date of this report, Idaho Power expects the FERC to issue a new license for the SFP in the third quarter of 2012, with a license term of between 30 and 50 years.

Shoshone Falls Expansion - On July 1, 2010, the FERC amended the license for the Shoshone Falls project to expand its generating capacity from 12.5 MW to approximately 61 MW.  The amended license has an expiration date of 2034, but provides that the license will be extended to 2044 following completion of the proposed generation capacity expansion project.  On May 1, 2012, FERC granted Idaho Power a two-year schedule extension to complete construction of the expansion. As a result, the new deadline for construction completion is July 1, 2017. Subject to the outcome of additional cost studies and analysis and the results of further engineering and design work, Idaho Power has tentatively determined to proceed with the expansion project. To mitigate the regulatory risk associated with the project, at least in part, Idaho Power plans to seek regulatory support for cost recovery from the IPUC and OPUC prior to commencement of construction.

ENVIRONMENTAL MATTERS

Overview

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

Further, the FERC licenses issued for Idaho Power's hydroelectric generating plants impose numerous environmental requirements, such as aeration of water discharged through turbines to meet dissolved gas and temperature standards in the tail waters downstream from the plants.  Idaho Power monitors these issues and reports the results to the appropriate regulatory agencies.  Also, Idaho Power co-owns three coal-fired power plants and owns three natural gas-fired combustion turbine power plants that are subject to a broad range of environmental requirements, including air quality regulation.  These regulations could affect IDACORP's and Idaho Power's results of operations and financial condition if the costs associated with these environmental requirements cannot be fully recovered in rates on a timely basis or at all.

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

Environmental Regulation

Final Utility MACT Rule: In April 2010, the U.S. District Court for the District of Columbia approved, by consent decree, a timetable that would require the EPA to finalize a standard to control mercury emissions from coal-fired power plants by November 2011.  In March 2011, the EPA released the proposed Utility Maximum Achievable Control Technology (MACT) rule to control emissions of mercury and other hazardous air pollutants (HAPs) from coal- and oil-fired electric utility steam generating units (EGUs) under the federal Clean Air Act (CAA). In the same notice, the EPA further proposed to revise the new source performance standards (NSPS) for fossil fuel-fired EGUs. Both the proposed HAPs regulation and the associated NSPS revisions were finalized on February 16, 2012. The regulation imposes maximum achievable control technology and NSPS on all coal-fired EGUs and replaces the former Clean Air Mercury Rule. Specifically, the regulation sets numeric emission limitations on coal-fired EGUs for total particulate matter (a surrogate for non-mercury HAPs), hydrogen chloride, and mercury. In addition, the regulation imposes a work practice standard for organic HAPs, including dioxins and furans. For the revised NSPS, for EGUs commencing construction of a new source after publication of the final rule, the EPA has established amended emission limitations for particulate matter, sulfur dioxide, and nitrogen oxides. Mercury continuous emission monitoring systems have been installed on all of the coal-fired units at the Jim Bridger, Boardman, and Valmy generating plants.  However, Idaho Power is reviewing the final rule and is in the process of determining how these regulations will impact the Bridger, Boardman, and Valmy generating plants, including whether those coal-fired plants can meet the HAPs limits with current and planned control technologies. The compliance deadline for the new MACT rules could be as early as 2015, though the current federal Administration has suggested that a one-year extension may be available for utilities where justified.

National Ambient Air Quality Standards (NAAQS) for NOx: In February 2010, the EPA revised the NAAQS for NO2, establishing a one-hour standard at a level of 100 parts per billion. In connection with the new NAAQS, in February 2012 the EPA issued a final rule designating all of the counties in Idaho, Nevada, Oregon, and Wyoming where Idaho Power owns or has an interest in a natural gas or coal-fired power plant as “unclassifiable/attainment” for NO2. The EPA indicated it will review the designations after 2015, when three years of air quality monitoring data are available, and may formally designate the counties as attainment or non-attainment for NO2. A designation of non-attainment may increase the likelihood that Idaho Power would be required to install costly pollution control technology at one or more of its plants. As the designations have not yet been finalized, as of the date of this report Idaho Power is unable to predict the impact of the NAAQS for NO2 on its operations. However, the costs of installation and implementation of any additional pollution reduction technology could be substantial.

NAAQS for Particulate Matter: On June 29, 2012, the EPA published proposed revisions to the primary and secondary NAAQS for fine particular matter (PM2.5). The EPA also proposed revisions to the prevention of significant deterioration permitting program with respect to the proposed NAAQS revisions. The EPA plans to finalize the air quality standards by December 2012. The EPA's proposed primary standard for fine particles was between 12 and 13 micrograms per cubic meter (µg/m3), calculated as a three-year average. The EPA proposed to retain the exiting 24-hour primary standard for fine particulate matter at 35 µg/m3. The EPA proposed to remain unchanged the secondary standards for PM2.5 and would be identical to the primary standards. Once finalized, the revisions to the NAAQS would trigger a process under which states will make recommendation to the EPA regarding designations of attainment or non-attainment. States also will be required to review, modify, and supplement their existing state implementation plans (SIP), which could require the installation of additional controls and requirements for Idaho Power's coal-fired generation plants, depending on the level ultimately finalized. The revised NAAQS would also have an impact on the applicable air permitting requirements for new and modified facilities. The EPA has stated that it plans to issue nonattainment designations by late 2014, with states having until 2020 to comply with the standards. As applicable rules have not yet been finalized and adopted, as of the date of this report Idaho Power is unable to predict the potential financial or operational impact of the proposed NAAQS for fine particulate matter.

NSPS for Greenhouse Gas Emissions for New EGUs: In March 2012, the EPA proposed NSPS limiting CO2 emissions from new fossil fuel-fired power plants. The proposed requirements, which are limited to new sources, would require new fossil fuel-fired EGUs greater than 25 MW to meet an output-based standard of 1,000 pounds of CO2 per MWh. The EPA did not propose standards of performance for existing EGUs whose CO2 emissions increase as a result of installation of pollution controls for conventional pollutants. While Idaho Power does not expect the new NSPS to impact its existing generation facilities, the new rules, if enacted, would impact the cost effectiveness of developing new EGUs. The Langley Gulch natural gas-fired power plant, which became commercially available in June 2012, was designed to meet the new NSPS.

Clean Air Act - Regional Haze Rules: In accordance with federal regional haze rules under the CAA, coal-fired utility boilers are subject to regional haze - best available retrofit technology (RH BART) if they were built between 1962 and 1977 and affect any Class I areas. This includes all four units at the Jim Bridger plant and the Boardman plant. Under the CAA, states are required to develop a SIP to meet various air quality requirements and submit them to the EPA for approval. The CAA provides that if the EPA deems a SIP submittal to be incomplete or "unapprovable," then the EPA will promulgate a federal implementation plan (FIP) to fill the deemed regulatory gap. In May 2012, the EPA proposed to partially reject Wyoming's regional haze SIP, submitted in January 2011, for NOx reduction at the Jim Bridger plant, instead proposing to substitute the EPA's own RH BART determination and FIP. The EPA's primary proposal would result in an acceleration of the installation of selective catalytic reduction (SCR) additions at Bridger Units 1 and 2 to within five years after the FIP, or a SIP revised to be consistent with the proposed FIP, is adopted by the EPA. The EPA has stated that it plans to adopt the FIP, or approve the revised Wyoming SIP, by late 2012. The EPA recognized that this accelerated schedule may create a hardship for the owners of the Jim Bridger plant, including Idaho Power and its customers, and has requested the submission of comments on whether the Wyoming schedule that would not require installation of the SCR on Bridger Units 1 and 2 until 2021 and 2022, respectively, is more appropriate.

Endangered Species

Endangered Species Act -- Bliss and Lower Salmon Falls Projects:  As part of a settlement agreement for the current license, Idaho Power has finalized a snail protection plan for the Bliss and Lower Salmon Falls projects in cooperation with the U.S. Fish and Wildlife Service (USFWS).  Idaho Power has filed applications with the FERC to amend the licenses for the projects that will maintain operating flexibility at both projects for the remainder of their licenses. The FERC requested formal consultation with the USFWS regarding the license amendments in July 2012. The ESA Section 7 consultation will include two listed snails, the Bliss Rapids snail and the Snake River physa snail. Idaho Power has been working closely with USFWS to develop the necessary biological information for timely completion of the consultation.

Renewable Energy Contracts and Credits

CSPP Contracts: Idaho Power purchases wind power from both CSPP and non-CSPP facilities, including its largest non-CSPP wind power project -- the Elkhorn Valley wind project with a 101 MW nameplate capacity. As of June 30, 2012, Idaho Power had contracts to purchase energy from 20 on-line CSPP wind power projects with a combined nameplate rating of 398 MW.  At that date, Idaho Power also had signed, public utility commission-approved contracts to purchase energy from an additional 13 CSPP wind projects with a combined nameplate rating of 294 MW.  These projects are expected to be on-line between mid-2012 and the end of 2013.  In addition to its power purchase arrangements with wind power generators, Idaho Power has contracts for the purchase of power from other renewable generation sources, such as biomass, solar, and small hydroelectric projects. As of June 30, 2012, Idaho Power had 20 MW of solar power generation under contract for purchase. As of June 30, 2012, Idaho Power had the number and nameplate capacity of signed CSPP-related agreements with terms ranging from one to 35 years set forth in the table below.

Status	Number of CSPP Contracts	Nameplate Capacity (MW)
On-line as of June 30, 2012	96	606
Contracted and projected to come on-line by year-end 2014	21	370
Total	117	976

The majority of new facilities set forth in the table will be wind resources that will generate on an intermittent basis.

REC Sales: Pursuant to an IPUC order, Idaho Power is selling its near-term RECs and returning to Idaho customers their share (shared 95 percent with customers in the Idaho jurisdiction) of those proceeds through the PCA. Idaho Power filed a REC Management Plan with the IPUC in December 2009 to address its treatment of future RECs.  Under the REC Management Plan, Idaho Power is selling its near-term RECs while continuing to acquire and hold long-term contractual rights to own RECs for use in meeting future renewable portfolio standards.  For the six months ended June 30, 2012 and 2011, Idaho Power's REC sales were approximately $2 million and $4 million, respectively. Ordinarily, Idaho Power does not receive the RECs associated with PURPA projects. However, Idaho Power is engaged in proceedings at the IPUC relating to ownership of RECs associated with PURPA projects.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP and Idaho Power are exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk.  The following discussion summarizes these risks and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at June 30, 2012.

Interest Rate Risk

IDACORP and Idaho Power manage interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt.  Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt:  As of June 30, 2012, IDACORP and Idaho Power had $88.8 million and $34.1 million, respectively, in net floating-rate debt. The fair market value of this debt was $88.8 million and $34.1 million, respectively. Assuming no change in financial structure, if variable interest rates were to average one percentage-point higher than the average rate on June 30, 2012, interest rate expense would increase and pre-tax earnings would decrease by approximately $0.9 million for IDACORP and $0.3 million for Idaho Power.

Fixed Rate Debt:  As of June 30, 2012, IDACORP and Idaho Power each had $1.5 billion in fixed rate debt, with a fair market value equal to $1.8 billion.  These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates.  However, the fair value of these instruments would increase by approximately $145.8 million for both IDACORP and Idaho Power if market interest rates were to decline by one percentage point from their June 30, 2012 levels.

Commodity Price Risk

Idaho Power's exposure to changes in commodity prices is related to its ongoing utility operations that produce electricity to meet the demand of its retail electric customers. To supplement its generation resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP’s and Idaho Power’s commodity price risk as of June 30, 2012 had not changed materially from that reported in Item 7A of IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2011.  Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 12 – “Derivative Financial Instruments” to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice.  Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties.  As of June 30, 2012, Idaho Power had posted $1.0 million of performance assurance collateral.  Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post performance assurance collateral.  Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions.  Based upon Idaho Power's current energy and fuel portfolio and market conditions as of June 30, 2012, the approximate amount of collateral that could be requested upon a downgrade to below investment grade is approximately $12.5 million.  Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls, through sensitivity analysis, to minimize capital requirements.

Idaho Power’s credit risk related to uncollectible accounts as of June 30, 2012 had not changed materially from that reported in Item 7A of IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2011.

Equity Price Risk

IDACORP and Idaho Power are exposed to price fluctuations in equity markets, primarily through their defined benefit pension plan assets, a mine reclamation trust fund owned by an equity-method investment of Idaho Power, and other equity security investments at Idaho Power. IDACORP’s and Idaho Power’s equity price risk as of June 30, 2012 had not changed materially from that reported in Item 7A of IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP:  The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2012, have concluded that IDACORP’s disclosure controls and procedures are effective as of that date.

Idaho Power:  The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2012, have concluded that Idaho Power’s disclosure controls and procedures are effective as of that date.

Changes in Internal Control Over Financial Reporting

There have been no changes in IDACORP’s or Idaho Power’s internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, IDACORP’s or Idaho Power’s internal control over financial reporting.

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

Issuer Purchases of Equity Securities

IDACORP, Inc. did not repurchase any shares of its common stock during the quarter ended June 30, 2012.

ITEM 4.  MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 of this report, which is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits for IDACORP, Inc. and Idaho Power Company are listed in the Exhibit Index, which is incorporated herein by reference. The agreements filed as exhibits to this Quarterly Report on Form 10-Q are filed to provide information regarding their terms and are not intended to provide any other factual or disclosure information about IDACORP, Idaho Power, or the other parties to the agreements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

IDACORP, INC.
(Registrant)

Date:	August 2, 2012	By:	/s/ J. LaMont Keen
J. LaMont Keen
President and Chief Executive Officer

Date:	August 2, 2012	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
Executive Vice President - Administrative
Services and Chief Financial Officer

IDAHO POWER COMPANY
(Registrant)

Date:	August 2, 2012	By:	/s/ J. LaMont Keen
J. LaMont Keen
Chief Executive Officer

Date:	August 2, 2012	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012:

		Incorporated by Reference				Included
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Herewith

3.13	Articles of Amendment to the Articles of Incorporation, as amended, of IDACORP, Inc., as filed with the Secretary of State of the State of Idaho on May 18, 2012	8-K	1-14465	3.13	5/21/2012
3.14	Articles of Amendment to the Restated Articles of Incorporation, as amended, of Idaho Power Company, as filed with the Secretary of State of the State of Idaho on May 18, 2012	8-K	1-3198	3.14	5/21/2012
10.61[1]	Amendment to the Idaho Power Company Employee Savings Plan, dated November 29, 2011					X
12.1	IDACORP, Inc. Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges					X
12.2	Idaho Power Company Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges					X
15.1	Letter Re: Unaudited Interim Financial Information					X
31.1	IDACORP, Inc. Rule 13a-14(a) CEO certification					X
31.2	IDACORP, Inc. Rule 13a-14(a) CFO certification					X
31.3	Idaho Power Rule 13a-14(a) CEO certification					X
31.4	Idaho Power Rule 13a-14(a) CFO certification					X
32.1	IDACORP, Inc. Section 1350 CEO certification					X
32.2	IDACORP, Inc. Section 1350 CFO certification					X
32.3	Idaho Power Section 1350 CEO certification					X
32.4	Idaho Power Section 1350 CFO certification					X
95.1	Mine Safety Disclosures					X
101.INS[2]	XBRL Instance Document					X
101.SCH[2]	XBRL Taxonomy Extension Schema Document					X
101.CAL[2]	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB[2]	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE[2]	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF[2]	XBRL Taxonomy Extension Definition Linkbase Document					X

[1] Management contract or compensatory plan or arrangement
[2]   Includes the following data files formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Cash Flows, and Condensed Consolidated Statements of Comprehensive Income for IDACORP, Inc. and Idaho Power Company; (ii) the Condensed Consolidated Statements of Equity for IDACORP, Inc.; and (iii) the combined Notes to Condensed Consolidated Financial Statements for IDACORP, Inc. and Idaho Power Company.