Form 10-Q
period 2012-09-30
IDAHO POWER CO; IDACORP INC
filed 2012-11-01
CIK 49648, 1057877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
Yes No X

Number of shares of common stock outstanding as of October 26, 2012:
IDACORP, Inc.:        50,156,973
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

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this report, this report contains (and oral communications made by IDACORP, Inc. and Idaho Power Company may contain) statements that relate to future events and expectations, such as statements regarding projected or future financial performance, cash flows, capital expenditures, dividends, capital structure or ratios, strategic goals, challenges, and objectives, and plans for future operations. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, or future events or performance, often, but not always, through the use of words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "may result," "may continue," or similar expressions, are not statements of historical facts and may be forward-looking. Forward-looking statements are not guarantees of future performance and involve estimates, assumptions, risks, and uncertainties. Actual results, performance, or outcomes may differ materially from the results discussed in the statements.  In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in this report; IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2011, particularly Item 1A - “Risk Factors” and Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” subsequent reports filed by IDACORP and Idaho Power with the Securities and Exchange Commission; and the following important factors:

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

•
the impact of changes in economic conditions in Idaho Power's service territory and elsewhere, including the potential for changes in demand for electricity, revenue from sales of excess energy, financial soundness of vendors and service providers, and the level of uncollectible customer accounts;

•
changes in and costs of compliance with laws, regulations, and policies relating to the environment, natural resources, and endangered species and the adoption and interpretation of laws and regulations addressing greenhouse gas emissions, global climate change, and energy policies intended to mitigate carbon dioxide, mercury, and other emissions;

•	climate change and weather variations, which affect customer demand and hydroelectric generation and can impact the ability and cost to serve customers;

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(thousands of dollars except for per share amounts)
Operating Revenues:
Electric utility:
General business	$306,066	$252,313	$724,025	$649,881
Off-system sales	4,826	24,083	43,953	74,648
Other revenues	21,865	31,649	58,810	68,502
Total electric utility revenues	332,757	308,045	826,788	793,031
Other	1,262	1,585	3,074	3,076
Total operating revenues	334,019	309,630	829,862	796,107
Operating Expenses:
Electric utility:
Purchased power	71,570	66,141	151,026	127,658
Fuel expense	55,978	41,195	110,014	90,801
Power cost adjustment	(42,871)	(10,189)	(37,074)	36,618
Other operations and maintenance	89,968	84,562	254,487	240,695
Energy efficiency programs	8,410	18,504	20,971	31,011
Depreciation	31,607	30,115	92,028	89,272
Taxes other than income taxes	7,012	7,302	22,961	21,696
Total electric utility expenses	221,674	237,630	614,413	637,751
Other	1,002	607	2,961	2,573
Total operating expenses	222,676	238,237	617,374	640,324
Operating Income	111,343	71,393	212,488	155,783
Other Income, Net	2,928	6,010	16,091	15,589
Earnings (losses) of Unconsolidated Equity-Method Investments	1,304	2,085	795	(3,657)
Interest Expense:
Interest on long-term debt	19,670	19,499	59,252	59,850
Other interest, net of AFUDC	(269)	(2,053)	(5,209)	(5,876)
Total interest expense, net	19,401	17,446	54,043	53,974
Income Before Income Taxes	96,174	62,042	175,331	113,741
Income Tax Expense (Benefit)	3,910	(45,372)	22,812	(44,137)
Net Income	92,264	107,414	152,519	157,878
Adjustment for income attributable to noncontrolling interests	(195)	(347)	(220)	(170)
Net Income Attributable to IDACORP, Inc.	$92,069	$107,067	$152,299	$157,708
Weighted Average Common Shares Outstanding - Basic (000’s)	49,966	49,520	49,918	49,411
Weighted Average Common Shares Outstanding - Diluted (000’s)	50,080	49,622	49,990	49,499
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$1.84	$2.16	$3.05	$3.19
Earnings Attributable to IDACORP, Inc. - Diluted	$1.84	$2.16	$3.05	$3.19
Dividends Declared Per Share of Common Stock	$0.33	$0.30	$0.99	$0.90

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(thousands of dollars)

Net Income	$92,264	$107,414	$152,519	$157,878
Other Comprehensive Income:
Net unrealized holding gains (losses) arising during the period, net of tax of $438, ($1,259), $968, and ($900)	682	(1,961)	1,507	(1,401)
Unfunded pension liability adjustment, net of tax of $170, $150, $511, and $450	265	234	796	701
Total Comprehensive Income	93,211	105,687	154,822	157,178
Comprehensive income attributable to noncontrolling interests	(195)	(347)	(220)	(170)
Comprehensive Income Attributable to IDACORP, Inc.	$93,016	$105,340	$154,602	$157,008

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2012	December 31, 2011
	(thousands of dollars)
Assets

Current Assets:
Cash and cash equivalents	$20,234	$27,813
Receivables:
Customer (net of allowance of $1,691 and $1,239, respectively)	80,154	66,296
Other (net of allowance of $168 and $196, respectively)	20,923	8,197
Income taxes receivable	242	421
Accrued unbilled revenues	49,872	46,441
Materials and supplies (at average cost)	48,540	46,490
Fuel stock (at average cost)	52,626	47,865
Prepayments	13,007	12,405
Deferred income taxes	45,833	16,159
Current regulatory assets	28,936	34,279
Other	5,628	4,606
Total current assets	365,995	310,972
Investments	190,692	199,931
Property, Plant and Equipment:
Utility plant in service	4,890,835	4,466,873
Accumulated provision for depreciation	(1,692,089)	(1,677,609)
Utility plant in service - net	3,198,746	2,789,264
Construction work in progress	283,053	591,475
Utility plant held for future use	7,101	6,974
Other property, net of accumulated depreciation	17,936	18,877
Property, plant and equipment - net	3,506,836	3,406,590
Other Assets:
American Falls and Milner water rights	18,170	20,015
Company-owned life insurance	22,893	24,060
Regulatory assets	1,049,105	953,068
Long-term receivables (net of allowance of $2,865 and $2,743, respectively)	5,621	5,621
Other	48,325	40,352
Total other assets	1,144,114	1,043,116
Total	$5,207,637	$4,960,609

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2012	December 31, 2011
	(thousands of dollars)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$1,064	$101,064
Notes payable	51,400	54,200
Accounts payable	93,414	100,432
Income taxes accrued	937	505
Interest accrued	23,901	21,797
Current regulatory liabilities	37,193	29,738
Other	60,355	60,511
Total current liabilities	268,264	368,247
Other Liabilities:
Deferred income taxes	877,209	772,047
Regulatory liabilities	348,206	332,057
Pension and other postretirement benefits	339,324	363,209
Other	63,824	75,805
Total other liabilities	1,628,563	1,543,118
Long-Term Debt	1,536,573	1,387,550
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (shares authorized 120,000,000; 50,156,986 and 49,964,172 shares issued, respectively)	835,742	828,389
Retained earnings	943,575	840,916
Accumulated other comprehensive loss	(9,319)	(11,622)
Treasury stock (1,513 and 12,177 shares at cost, respectively)	(21)	(29)
Total IDACORP, Inc. shareholders’ equity	1,769,977	1,657,654
Noncontrolling interests	4,260	4,040
Total equity	1,774,237	1,661,694
Total	$5,207,637	$4,960,609

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2012	2011
	(thousands of dollars)
Operating Activities:
Net income	$152,519	$157,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,904	92,646
Deferred income taxes and investment tax credits	19,824	(54,340)
Changes in regulatory assets and liabilities	(24,618)	55,044
Pension and postretirement benefit plan expense	28,689	17,279
Contributions to pension and postretirement benefit plans	(47,466)	(20,194)
(Earnings) losses of unconsolidated equity-method investments	(795)	3,657
Distributions from unconsolidated equity-method investments	12,375	2,375
Allowance for equity funds used during construction	(18,989)	(18,264)
Other non-cash adjustments to net income, net	2,046	3,731
Change in:
Accounts receivable and prepayments	(16,099)	(12,121)
Accounts payable and other accrued liabilities	(1,440)	(2,209)
Taxes accrued/receivable	11,457	31,472
Other current assets	(10,242)	(24,556)
Other current liabilities	(6,501)	1,375
Other assets	(7,202)	4,595
Other liabilities	(7,980)	(3,458)
Net cash provided by operating activities	181,482	234,910
Investing Activities:
Additions to property, plant and equipment	(187,751)	(266,991)
Proceeds from the sale of emission allowances and RECs	2,706	5,163
Investments in affordable housing	(107)	(955)
Other	(137)	2,435
Net cash used in investing activities	(185,289)	(260,348)
Financing Activities:
Issuance of long-term debt	150,000	—
Retirement of long-term debt	(101,064)	(121,064)
Dividends on common stock	(49,950)	(44,808)
Net change in short-term borrowings	(2,800)	(15,400)
Issuance of common stock	4,839	10,408
Acquisition of treasury stock	(2,062)	(1,933)
Other	(2,735)	872
Net cash used in financing activities	(3,772)	(171,925)
Net decrease in cash and cash equivalents	(7,579)	(197,363)
Cash and cash equivalents at beginning of the period	27,813	228,677
Cash and cash equivalents at end of the period	$20,234	$31,314
Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
Income taxes	$1,178	$(11,543)
Interest (net of amount capitalized)	$50,137	$52,505
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$22,595	$22,715

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Nine months ended September 30,
	2012	2011
	(thousands of dollars)
Common Stock
Balance at beginning of period	$828,389	$807,842
Issued	4,839	10,408
Other	2,514	2,021
Balance at end of period	835,742	820,271
Retained Earnings
Balance at beginning of period	840,916	733,879
Net income attributable to IDACORP, Inc.	152,299	157,708
Common stock dividends ($0.99 and $0.90 per share)	(49,640)	(44,714)
Balance at end of period	943,575	846,873
Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	(11,622)	(9,568)
Unrealized gain (loss) on securities (net of tax)	1,507	(1,401)
Unfunded pension liability adjustment (net of tax)	796	701
Balance at end of period	(9,319)	(10,268)
Treasury Stock
Balance at beginning of period	(29)	(40)
Issued	2,070	1,944
Acquired	(2,062)	(1,933)
Balance at end of period	(21)	(29)
Total IDACORP, Inc. shareholders’ equity at end of period	1,769,977	1,656,847
Noncontrolling Interests
Balance at beginning of period	4,040	3,871
Net income attributable to noncontrolling interests	220	170
Balance at end of period	4,260	4,041
Total equity at end of period	$1,774,237	$1,660,888

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(thousands of dollars)
Operating Revenues:
General business	$306,066	$252,313	$724,025	$649,881
Off-system sales	4,826	24,083	43,953	74,648
Other revenues	21,865	31,649	58,810	68,502
Total operating revenues	332,757	308,045	826,788	793,031
Operating Expenses:
Operation:
Purchased power	71,570	66,141	151,026	127,658
Fuel expense	55,978	41,195	110,014	90,801
Power cost adjustment	(42,871)	(10,189)	(37,074)	36,618
Other operations and maintenance	89,968	84,562	254,487	240,695
Energy efficiency programs	8,410	18,504	20,971	31,011
Depreciation	31,607	30,115	92,028	89,272
Taxes other than income taxes	7,012	7,302	22,961	21,696
Total operating expenses	221,674	237,630	614,413	637,751
Income from Operations	111,083	70,415	212,375	155,280
Other Income (Expense):
Allowance for equity funds used during construction	3,541	6,570	18,989	18,264
Earnings of unconsolidated equity-method investments	2,906	3,741	6,933	1,172
Other expense, net	(769)	(293)	(3,615)	(2,669)
Total other income	5,678	10,018	22,307	16,767
Interest Charges:
Interest on long-term debt	19,670	19,499	59,252	59,850
Other interest	1,617	1,026	4,756	3,551
Allowance for borrowed funds used during construction	(1,986)	(3,188)	(10,269)	(9,777)
Total interest charges	19,301	17,337	53,739	53,624
Income Before Income Taxes	97,460	63,096	180,943	118,423
Income Tax Expense (Benefit)	7,864	(41,776)	30,818	(36,997)
Net Income	$89,596	$104,872	$150,125	$155,420

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(thousands of dollars)

Net Income	$89,596	$104,872	$150,125	$155,420
Other Comprehensive Income:
Net unrealized holding gains (losses) arising during the period, net of tax of $438, ($1,259), $968, and ($900)	682	(1,961)	1,507	(1,401)
Unfunded pension liability adjustment, net of tax of $170, $150, $511, and $450	265	234	796	701
Total Comprehensive Income	$90,543	$103,145	$152,428	$154,720

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2012	December 31, 2011
	(thousands of dollars)
Assets

Electric Plant:
In service (at original cost)	$4,890,835	$4,466,873
Accumulated provision for depreciation	(1,692,089)	(1,677,609)
In service - net	3,198,746	2,789,264
Construction work in progress	283,053	591,475
Held for future use	7,101	6,974
Electric plant - net	3,488,900	3,387,713
Investments and Other Property	125,466	128,674
Current Assets:
Cash and cash equivalents	13,604	19,316
Receivables:
Customer (net of allowance of $1,691 and $1,239, respectively)	80,154	66,296
Other (net of allowance of $168 and $196, respectively)	20,756	8,011
Income taxes receivable	20,612	4,644
Accrued unbilled revenues	49,872	46,441
Materials and supplies (at average cost)	48,540	46,490
Fuel stock (at average cost)	52,626	47,865
Prepayments	12,857	12,274
Deferred income taxes	34,180	14,099
Current regulatory assets	28,936	34,279
Other	5,628	4,606
Total current assets	367,765	304,321
Deferred Debits:
American Falls and Milner water rights	18,170	20,015
Company-owned life insurance	22,893	24,060
Regulatory assets	1,049,105	953,068
Other	47,085	38,988
Total deferred debits	1,137,253	1,036,131
Total	$5,119,384	$4,856,839

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2012	December 31, 2011
	(thousands of dollars)
Capitalization and Liabilities

Capitalization:
Common stock equity:
Common stock, $2.50 par value (50,000,000 shares authorized; 39,150,812 shares outstanding)	$97,877	$97,877
Premium on capital stock	712,257	704,758
Capital stock expense	(2,097)	(2,097)
Retained earnings	835,758	735,304
Accumulated other comprehensive loss	(9,319)	(11,622)
Total common stock equity	1,634,476	1,524,220
Long-term debt	1,536,573	1,387,550
Total capitalization	3,171,049	2,911,770
Current Liabilities:
Long-term debt due within one year	1,064	101,064
Accounts payable	92,950	99,716
Accounts payable to affiliates	1,434	1,512
Interest accrued	23,901	21,797
Current regulatory liabilities	37,193	29,738
Other	59,755	59,785
Total current liabilities	216,297	313,612
Deferred Credits:
Deferred income taxes	983,198	863,044
Regulatory liabilities	348,206	332,057
Pension and other postretirement benefits	339,324	363,209
Other	61,310	73,147
Total deferred credits	1,732,038	1,631,457

Commitments and Contingencies

Total	$5,119,384	$4,856,839

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Capitalization
(unaudited)

	September 30, 2012	December 31, 2011
	(thousands of dollars)
Common Stock Equity:
Common stock	$97,877	$97,877
Premium on capital stock	712,257	704,758
Capital stock expense	(2,097)	(2,097)
Retained earnings	835,758	735,304
Accumulated other comprehensive loss	(9,319)	(11,622)
Total common stock equity	1,634,476	1,524,220
Long-Term Debt:
First mortgage bonds:
4.75% Series due 2012	—	100,000
4.25% Series due 2013	70,000	70,000
6.025% Series due 2018	120,000	120,000
6.15% Series due 2019	100,000	100,000
4.50% Series due 2020	130,000	130,000
3.40% Series due 2020	100,000	100,000
2.95% Series due 2022	75,000	—
6% Series due 2032	100,000	100,000
5.50% Series due 2033	70,000	70,000
5.50% Series due 2034	50,000	50,000
5.875% Series due 2034	55,000	55,000
5.30% Series due 2035	60,000	60,000
6.30% Series due 2037	140,000	140,000
6.25% Series due 2037	100,000	100,000
4.85% Series due 2040	100,000	100,000
4.30% Series due 2042	75,000	—
Total first mortgage bonds	1,345,000	1,295,000
Amount due within one year	—	(100,000)
Net first mortgage bonds	1,345,000	1,195,000
Pollution control revenue bonds:
5.15% Series due 2024	49,800	49,800
5.25% Series due 2026	116,300	116,300
Variable Rate Series 2000 due 2027	4,360	4,360
Total pollution control revenue bonds	170,460	170,460
American Falls bond guarantee	19,885	19,885
Milner Dam note guarantee	5,318	6,382
Note guarantee due within one year	(1,064)	(1,064)
Unamortized premium/discount - net	(3,026)	(3,113)
Total long-term debt	1,536,573	1,387,550
Total Capitalization	$3,171,049	$2,911,770

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2012	2011
	(thousands of dollars)
Operating Activities:
Net income	$150,125	$155,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,451	92,232
Deferred income taxes and investment tax credits	44,410	(56,078)
Changes in regulatory assets and liabilities	(24,618)	55,044
Pension and postretirement benefit plan expense	28,689	17,279
Contributions to pension and postretirement benefit plans	(47,466)	(20,194)
Earnings of unconsolidated equity-method investments	(6,933)	(1,172)
Distributions from unconsolidated equity-method investments	11,750	1,075
Allowance for equity funds used during construction	(18,989)	(18,264)
Other non-cash adjustments to net income, net	(510)	1,383
Change in:
Accounts receivables and prepayments	(17,323)	(12,213)
Accounts payable	(1,208)	(2,120)
Taxes accrued/receivable	(5,170)	35,496
Other current assets	(10,242)	(24,556)
Other current liabilities	(6,502)	1,375
Other assets	(7,203)	4,595
Other liabilities	(7,836)	(2,702)
Net cash provided by operating activities	176,425	226,600
Investing Activities:
Additions to utility plant	(187,751)	(266,991)
Proceeds from the sale of emission allowances and RECs	2,706	5,163
Other	(124)	1,820
Net cash used in investing activities	(185,169)	(260,008)
Financing Activities:
Issuance of long-term debt	150,000	—
Retirement of long-term debt	(101,064)	(121,064)
Dividends on common stock	(49,671)	(44,768)
Capital contribution from parent	7,500	—
Other	(3,733)	—
Net cash provided by (used in) financing activities	3,032	(165,832)
Net decrease in cash and cash equivalents	(5,712)	(199,240)
Cash and cash equivalents at beginning of the period	19,316	224,233
Cash and cash equivalents at end of the period	$13,604	$24,993
Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
Income taxes	$1,224	$(6,689)
Interest (net of amount capitalized)	$49,833	$52,148
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$22,595	$22,715

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

The entities that IDACORP and Idaho Power consolidate consist primarily of the wholly-owned subsidiaries discussed above.  In addition, IDACORP consolidates one VIE, Marysville Hydro Partners (Marysville), which is a joint venture owned 50 percent by Ida-West and 50 percent by Environmental Energy Company (EEC).  Marysville has approximately $21 million of assets, primarily a hydroelectric plant, and approximately $15 million of intercompany long-term debt, which is eliminated in consolidation.  EEC has borrowed amounts from Ida-West to fund a portion of its required capital contributions to Marysville.  The loans are payable from EEC’s share of distributions and are secured by the stock of EEC and EEC’s interest in Marysville.  Ida-West is the primary beneficiary because the ownership of the intercompany note and the EEC note result in it controlling the entity.  Creditors of Marysville have no recourse to the general credit of IDACORP and there are no other arrangements that could require IDACORP to provide financial support to Marysville or expose IDACORP to losses.

Through IERCo, Idaho Power holds a variable interest in BCC, a VIE for which it is not the primary beneficiary.  IERCo is not the primary beneficiary because the power to direct the activities that most significantly impact the economic performance of BCC is shared with the joint venture partner.  The carrying value of BCC was $97 million at September 30, 2012, and Idaho Power's maximum exposure to loss is the carrying value, plus any additional future contributions to BCC and a $63 million guarantee for mine reclamation costs, which is discussed further in Note 8.

Through IFS, IDACORP also holds variable interests in VIEs for which it is not the primary beneficiary.  These VIEs are affordable housing developments and other real estate investments in which IFS holds limited partnership interests ranging from 5 to 99 percent.  As a limited partner, IFS does not control these entities and they are not consolidated.  These investments were acquired between 1996 and 2010.  IFS’s maximum exposure to loss in these developments is limited to its net carrying value, which was $54 million at September 30, 2012.

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

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's consolidated financial position as of September 30, 2012, consolidated results of operations for the three and nine months ended September 30, 2012 and 2011, and consolidated cash flows for the nine months ended September 30, 2012 and 2011.  These adjustments are of a normal and recurring nature.  These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in IDACORP’s and Idaho Power’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective financial condition and results of operations during the period in which such change occurred.

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

Income Tax Expense

The following table provides a summary of income tax expense (benefit) for the three and nine months ended September 30 (in thousands of dollars):

	IDACORP		Idaho Power
	2012	2011	2012	2011
Three months ended September 30,
Income tax at statutory rates (federal and state)	$37,528	$24,123	$38,107	$24,671
Additional accumulated deferred investment tax credit (ADITC) amortization	—	6,750	—	6,750
Accounting method change	(7,845)	—	(7,845)	—
Examination settlement - uniform capitalization	—	(56,898)	—	(56,898)
Other (1)	(25,773)	(19,347)	(22,398)	(16,299)
Income tax expense (benefit)	$3,910	$(45,372)	$7,864	$(41,776)
Effective tax rate	4.1%	(73.5)%	8.1%	(66.2)%
Nine months ended September 30,
Income tax at statutory rates (federal and state)	$68,468	$44,407	$70,749	$46,303
Accounting method change	(7,845)	—	(7,845)	—
Examination settlement - capitalized repairs	—	(3,428)	—	(3,428)
Examination settlement - uniform capitalization	—	(56,898)	—	(56,898)
Other (1)	(37,811)	(28,218)	(32,086)	(22,974)
Income tax expense (benefit)	$22,812	$(44,137)	$30,818	$(36,997)
Effective tax rate	13.0%	(38.9)%	17.0%	(31.2)%
 (1) "Other" is primarily comprised of Idaho Power's regulatory flow-through tax adjustments, which are listed in the rate reconciliation table of Note 2 to the consolidated financial statements included in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2011.

The changes in year-to-date 2012 income tax expense as compared to the same period in 2011 were primarily due to U.S. Internal Revenue Service (IRS) examination settlements in 2011, greater Idaho Power pre-tax earnings in 2012, and a tax accounting method change at Idaho Power (discussed below). Net regulatory flow-through tax adjustments at Idaho Power were higher for the nine months ended September 30, 2012 as compared to the same period in 2011, primarily due to the capitalized repairs deduction estimate.

Accounting Method Change: In the third quarter of 2012 Idaho Power completed an income tax accounting method change for its 2011 tax year related to the transmission and distribution portion of the capitalized repairs method it adopted in fiscal year 2010. The $7.8 million tax benefit is related to the filed deduction for the cumulative method change adjustment for years prior to 2011. The change was made pursuant to Revenue Procedure 2011-43 to bring Idaho Power's existing method into alignment with the Revenue Procedure's safe harbor unit-of-property definitions for electric transmission and distribution property. Following the automatic consent procedures provided for in the Revenue Procedure, Idaho Power adopted this method with the filing of IDACORP's 2011 consolidated federal income tax return. The IRS approved the method change prior to the filing of the return as part of IDACORP's 2011 Compliance Assurance Process examination.

In April 2011, IDACORP and the IRS reached an agreement on Idaho Power's 2009 tax accounting method change for capitalized repairs. Finalization of this matter resulted in Idaho Power recognizing $3.4 million of previously unrecognized tax benefits for the method in the second quarter of 2011. As discussed above, Idaho Power's current change to its capitalized repairs method was the result of new IRS guidance which further refined its existing repairs method as it relates to transmission and distribution property. The provisions of the Revenue Procedure were unrelated to Idaho Power's examination issues, and the guidance was published months after settlement was reached.

Idaho Power's prescribed regulatory accounting treatment requires immediate income recognition for temporary tax differences of this type.  A regulatory asset is established to reflect Idaho Power's ability to recover increased income tax expense when such temporary differences reverse. Idaho Power's 2012 capitalized repairs deduction estimate incorporates the provisions of this method change.

3.  REGULATORY MATTERS

Recent and Pending Idaho Regulatory Matters

Idaho General Rate Case Settlement

On June 1, 2011, Idaho Power filed a general rate case with the IPUC. On September 23, 2011, Idaho Power, the IPUC Staff, and other interested parties publicly filed a settlement stipulation with the IPUC resolving most of the key contested issues in the Idaho general rate case. On December 30, 2011, the IPUC issued an order approving the settlement stipulation. The settlement stipulation provides for a 7.86 percent authorized rate of return on an Idaho-jurisdiction rate base of approximately $2.36 billion. The approved settlement stipulation resulted in a $34.0 million overall increase in Idaho Power's annual Idaho-jurisdictional base rate revenues, effective January 1, 2012. While both are final, neither the order nor the settlement stipulation specified an authorized rate of return on equity.

Settlement Stipulation -- Investment Tax Credits and Idaho Sharing Mechanism

On January 13, 2010, the IPUC approved a rate settlement agreement among Idaho Power, several of Idaho Power's customers, the IPUC Staff, and other parties.  The settlement agreement provided for (a) the use of additional ADITC to help achieve a minimum 9.5 percent rate of return on year-end equity in the Idaho jurisdiction (Idaho ROE), and (b) an equal sharing between Idaho Power and its customers of Idaho-jurisdiction earnings exceeding a 10.5 percent Idaho ROE.  The sharing and ADITC amortization provisions of the January 2010 settlement agreement terminated on December 31, 2011.

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

•
if Idaho Power's actual Idaho ROE for 2012, 2013, or 2014 exceeds 10.0 percent, the amount of Idaho Power's Idaho-jurisdiction earnings exceeding a 10.0 percent and up to and including a 10.5 percent Idaho ROE for the applicable year would be shared equally between Idaho Power and its Idaho customers in the form of a rate reduction to become effective at the time of the subsequent year's PCA adjustment; and

•
if Idaho Power's actual Idaho ROE for 2012, 2013, or 2014 exceeds 10.5 percent, the amount of Idaho Power's Idaho-jurisdiction earnings exceeding a 10.5 percent Idaho ROE for the applicable year would be allocated 25 percent to Idaho Power and 75 percent to benefit Idaho customers through an offset in the pension balancing account.

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

Based on the terms of the 2011 settlement stipulation, Idaho Power recorded during the third quarter of 2012 a $6.3 million provision against current revenues, to be refunded to customers through a future rate reduction, and an additional $5.8 million of pension expense, which will benefit Idaho customers by reducing the amount of deferred pension expense that will be collected from customers in the future.

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

On April 29, 2010, the IPUC approved a two-year extension of the FCA pilot program, retroactively effective from January 1, 2010 through December 31, 2011. On March 30, 2012, the IPUC issued an order approving the FCA as a permanent program. The order also maintained the existing cap on the FCA of no more than three percent of base revenue, with any excess deferred for collection in a subsequent year. The IPUC noted in its order, however, that the FCA does not isolate or identify changes in cost recovery associated solely with Idaho Power's energy efficiency programs, and instead responds to all changes in load. While the IPUC rejected the IPUC Staff's proposal that FCA results be shared 50 percent with customers, the IPUC's order directed Idaho Power to file with the IPUC a proposal to adjust the FCA to address specified factors. On September 28, 2012, Idaho Power submitted a compliance filing and motion to the IPUC requesting that the IPUC approve the FCA methodology used during the pilot program, without change, or an alternative methodology proposed by Idaho Power. The alternative would maintain the existing three percent cap on the FCA, while introducing an additional symmetrical cap based on the annual change in energy consumption per customer of plus or minus two percent from the historical average. Proceedings relating to a potential change to the FCA are ongoing.

On May 8, 2012, the IPUC issued an order authorizing Idaho Power to increase its annual FCA collection to $10.3 million, a $1.2 million increase in FCA rates, for the period from June 1, 2012 to May 31, 2013.

Langley Gulch Power Plant Cost Recovery Filing - Idaho

On September 1, 2009, Idaho Power received pre-approval from the IPUC to include $396.6 million of construction costs in Idaho Power’s rate base when the Langley Gulch natural gas-fired power plant achieved commercial operation. On March 2, 2012, Idaho Power filed an application with the IPUC requesting an increase in annual Idaho-jurisdiction base rates of $59.9 million for recovery of Idaho Power's investment and associated costs for the Langley Gulch power plant. Idaho Power's application stated that its estimated investment in the plant through June 2012 was approximately $398 million. After the impact of depreciation, deferred income taxes, amounts currently included in rates, and an Idaho-jurisdictional cost allocation, Idaho Power's application requested a $336.7 million increase in Idaho-jurisdiction rate base. Idaho Power's requested base rate increase was based on an overall rate of return of 7.86 percent, as authorized by a prior IPUC order. On May 30, 2012, the IPUC Staff recommended to the IPUC that the $59.9 million increase in annual Idaho-jurisdiction base rates requested by Idaho Power be reduced to $58.1 million. The plant became commercially available on June 29, 2012. On that date, the IPUC issued an order consistent with the IPUC Staff's recommendation, approving a $58.1 million increase in annual Idaho- jurisdiction base rates, effective July 1, 2012. The order also provided for a $335.9 million increase in Idaho rate base.

Inclusion of the Langley Gulch power plant in Idaho Power's power supply portfolio resulted in a change in Idaho Power's power supply cost assumptions. Accordingly, in the Langley Gulch order the IPUC updated Idaho Power's load-change adjustment rate (LCAR) to $17.64 per MWh, effective July 1, 2012. The LCAR is intended to eliminate recovery of power supply expenses already collected in rates associated with load changes resulting from changing weather conditions, a growing customer base, or changing customer use patterns. The LCAR adjusts power supply cost recovery within the Idaho jurisdiction PCA formula upwards or downwards for differences between actual load and the load used in calculating base rates. The settlement stipulation that became effective January 1, 2012 provided for a LCAR of $18.16 per MWh, compared to the rate of $19.67 per MWh in effect prior to that date.

Energy Efficiency and Demand Response Programs

Idaho Power manages a wide range of opportunities for its customers to participate in energy efficiency and demand response programs.  On March 15, 2012, Idaho Power filed an application with the IPUC requesting an order designating Idaho Power's 2011 demand-side management expenditures of $42.6 million as prudently incurred. On October 22, 2012, the IPUC issued an order approving as prudently incurred $41.9 million of demand-side management expenditures, and deferred a portion of Idaho Power's additional requested amount for further review. Of Idaho Power's 2011 demand-side management expenditures, approximately $36 million were funded through a rider mechanism on customer bills and approximately $7 million were recorded as a regulatory asset. As of September 30, 2012, the Idaho portion of the energy efficiency rider balance was a regulatory liability of $2.5 million. Idaho Power's previous application filed in March 2011, which was approved by the IPUC in August 2011, designated Idaho Power's 2010 Idaho energy efficiency rider expenditures of approximately $42 million as prudently incurred expenses.

Typically, a majority of energy efficiency activities are funded through a rider mechanism on customer bills. Program expenditures are reported as an operating expense with an equal amount of revenues recorded in other revenues, resulting in no impact on earnings. The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability pending future collection from or obligation to customers. In the 2012 PCA filing, funding for certain demand response program costs was shifted from the rider mechanism to the PCA mechanism as these costs are closely related to and directly impact the other power supply costs collected through the PCA.

Cost Recovery for Cessation of Boardman Coal-Fired Operations - Idaho

In December 2010, the Oregon Environmental Quality Commission approved a plan to cease coal-fired operations at the Boardman power plant not later than December 31, 2020. The plan results in increased revenue requirements for Idaho Power related to accelerated depreciation expense, additional plant investments, and decommissioning costs. In response to an application filed by Idaho Power, on February 15, 2012 the IPUC issued an order accepting Idaho Power's regulatory accounting and cost recovery plan associated with the early plant shut-down and approving the establishment of a balancing account whereby incremental costs and benefits associated with the early shut-down will be tracked for recovery in a subsequent proceeding. On February 15, 2012, Idaho Power filed an application with the IPUC requesting a $1.6 million annual increase in Idaho-jurisdiction base rates to recover the incremental Idaho-jurisdiction levelized annual revenue deficiency associated with early shut-down. On May 17, 2012, the IPUC issued an order approving a $1.5 million annual increase in Idaho-jurisdiction base rates, with new rates effective June 1, 2012. As of September 30, 2012, Idaho Power's net book value in the Boardman plant was $21.4 million.

Idaho Depreciation Rate Filings

Idaho Power's advanced metering infrastructure (AMI) project provides the means to automatically retrieve and store energy consumption information, eliminating manual meter reading expense. Commencing June 1, 2009, the IPUC approved a rate increase, allowing Idaho Power to recover the three-year accelerated depreciation of the existing non-AMI metering equipment and to begin earning a return on its AMI investment.  On April 27, 2012, the IPUC approved Idaho Power's February 15, 2012 application requesting approval of a $10.6 million decrease in rates for specified customer classes, effective June 1, 2012, as a result of the removal of accelerated depreciation expense associated with non-AMI metering equipment.

In connection with a depreciation study authorized by Idaho Power and conducted by a third party, on February 15, 2012, Idaho Power filed an application with the IPUC seeking to institute revised depreciation rates for electric plant-in-service, based upon updated service life estimates and net salvage percentages for all plant assets, and adjust Idaho-jurisdiction base rates to reflect the revised depreciation rates. Idaho Power's application requested a $2.7 million increase in Idaho-jurisdiction base rates. On May 31, 2012, the IPUC issued an order approving a settlement stipulation agreed to by Idaho Power, the IPUC Staff, and a large industrial customer of Idaho Power, which provided for a $1.3 million annual decrease in Idaho-jurisdiction base rates, effective June 1, 2012.

Recent and Pending Oregon Regulatory Matters

Oregon General Rate Case Filing

On July 29, 2011, Idaho Power filed a general rate case and proposed rate schedules with the OPUC, Case No. UE 233. The filing requested a $5.8 million increase in annual Oregon jurisdiction revenues and an authorized rate of return on equity of 10.5 percent, with an Oregon retail rate base of approximately $121.9 million. Idaho Power, the OPUC Staff, and other interested parties executed and filed a partial settlement stipulation with the OPUC on February 1, 2012, resolving all matters in the general rate case other than the prudence of costs associated with pollution control investments at the Jim Bridger coal-fired power plant. The settlement stipulation provided for a $1.8 million base rate increase, a return on equity of 9.9 percent, and an overall rate of return of 7.76 percent in the Oregon jurisdiction. On February 23, 2012, the OPUC issued an order adopting the settlement stipulation. New rates in conformity with the settlement stipulation went into effect on March 1, 2012. The OPUC is conducting a second phase of the proceedings to address the prudence of Idaho Power's pollution control investments at the Jim Bridger plant.

Langley Gulch Power Plant Cost Recovery Filing - Oregon

On March 9, 2012, Idaho Power filed an application with the OPUC requesting an annual increase in Oregon jurisdiction revenues of $3.0 million for inclusion of the Langley Gulch power plant in Idaho Power's rate base. On September 20, 2012, the OPUC issued an order approving an approximately $3.0 million increase in annual Oregon jurisdiction base rates effective October 1, 2012.

Federal Open Access Transmission Tariff Rate

Idaho Power uses a formula rate for transmission service provided under its open access transmission tariff (OATT), which allows transmission rates to be updated annually based on financial and operational data Idaho Power files with the FERC. On June 1, 2012, Idaho Power posted its 2012 transmission rate draft informational filing reflecting an OATT rate of $21.32 per kW-year, to be effective for the period from October 1, 2012 to September 30, 2013. On August 27, 2012, Idaho Power made its final informational filing with the FERC with the same OATT rate. Idaho Power's filing was based on its net annual transmission revenue requirement of $108.4 million. The OATT rate in effect from October 1, 2011 to September 30, 2012 was $19.79 per kW-year, based on a net annual transmission revenue requirement of $106.6 million.

4.  LONG-TERM DEBT

As of September 30, 2012, IDACORP had approximately $539 million remaining on a shelf registration statement filed with the U.S. Securities and Exchange Commission (SEC) that can be used for the issuance of debt securities or IDACORP common stock.

In May 2010, Idaho Power registered with the SEC up to $500 million of first mortgage bonds and debt securities.  On June 17, 2010, Idaho Power entered into a selling agency agreement with ten banks named in the agreement in connection with the potential issuance and sale from time to time of up to $500 million aggregate principal amount of first mortgage bonds.  In August 2010, Idaho Power issued $100 million of 3.40% first mortgage bonds, medium-term notes, Series I, maturing in August 2020, and $100 million of 4.85% first mortgage bonds, medium-term notes, Series I, maturing in August 2040. On April 13, 2012, Idaho Power issued $75 million of 2.95% first mortgage bonds, medium-term notes, Series I, maturing on April 1, 2022, and $75 million of 4.30% first mortgage bonds, medium-term notes, Series I, maturing on April 1, 2042. The first mortgage bonds were issued under Idaho Power's shelf registration statement. As a result of these issuances, as of September 30, 2012, $150 million remained on Idaho Power’s shelf registration for the issuance of first mortgage bonds and debt securities.

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

The IDACORP and Idaho Power credit agreements have similar terms and conditions. The interest rates for any borrowings under the facilities are based on either (1) a floating rate that is equal to the highest of the prime rate, federal funds rate plus 0.5 percent, or LIBOR rate plus 1.0 percent, or (2) the LIBOR rate, plus, in each case, an applicable margin. The margin is based on IDACORP's or Idaho Power's, as applicable, senior unsecured long-term indebtedness credit rating by Moody's Investors Service, Inc., Standard and Poor's Ratings Services, and Fitch Rating Services, Inc., as set forth on a schedule to the credit agreements. Under their respective facilities, the companies pay a facility fee on the commitment based on the respective company's credit rating for senior unsecured long-term debt securities. While the credit facilities provide for an original maturity date of October 26, 2016, the credit agreements grant IDACORP and Idaho Power the right to request up to two one-year extensions, in each case subject to certain conditions. On October 12, 2012, IDACORP and Idaho Power executed First Extension Agreements with each of the lenders, extending the maturity dates under both agreements to October 26, 2017.

At September 30, 2012, no loans were outstanding under either IDACORP's or Idaho Power's facilities.  At September 30, 2012, Idaho Power had regulatory authority to incur up to $450 million principal amount of short-term indebtedness at any one time outstanding. Balances (in thousands of dollars) and interest rates of IDACORP’s and Idaho Power's short-term borrowings were as follows at September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	Idaho Power	IDACORP	Total	Idaho Power	IDACORP	Total

Commercial paper outstanding	$—	$51,400	$51,400	$—	$54,200	$54,200
Weighted-average annual interest rate	—%	0.47%	0.47%	—%	0.47%	0.47%

6.  COMMON STOCK

IDACORP Common Stock

During the nine months ended September 30, 2012, IDACORP issued an aggregate of 192,814 shares of common stock pursuant to its IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan, Idaho Power Company Employee Savings Plan, IDACORP, Inc. Restricted Stock Plan, and IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan. Effective July 1, 2012, IDACORP instructed the plan administrators of the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and Idaho Power Company Employee Savings Plan to use market purchases of IDACORP common stock, as opposed to original issuance of common stock from IDACORP, to acquire shares of IDACORP common stock for the plans. However, IDACORP may determine at any time to resume original issuances of common stock under those plans.

IDACORP enters into sales agency agreements as a means of selling its common stock from time to time pursuant to a continuous equity program.  IDACORP's current sales agency agreement is with BNY Mellon Capital Markets, LLC. As of September 30, 2012, there were approximately 3 million shares remaining available to be sold under the current sales agency agreement. No shares were issued under the sales agency agreement during the nine months ended September 30, 2012.

Restrictions on Dividends

A covenant in each of IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Code of Conduct.  At September 30, 2012, the leverage ratios for IDACORP and Idaho Power were 47 percent and 49 percent, respectively.  Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $913 million and $806 million, respectively, at September 30, 2012.  There are additional facility covenants, subject to exceptions, that prohibit or restrict specified investments or acquisitions, mergers, or the sale or disposition of property without consent; the creation of specified forms of liens; and any agreements restricting dividend payments to the company from any material subsidiary.  At September 30, 2012, IDACORP and Idaho Power were in compliance with all facility covenants.

Idaho Power’s Revised Code of Conduct, approved by the IPUC on April 21, 2008, states that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At September 30, 2012, Idaho Power's common equity capital was 52 percent of its total adjusted capital. Further, Idaho Power must obtain approval of the OPUC before it could directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

7.  EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2012 and 2011 (in thousands, except for per share amounts).

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to IDACORP, Inc.	$92,069	$107,067	$152,299	$157,708
Denominator:
Weighted-average common shares outstanding - basic	49,966	49,520	49,918	49,411
Effect of dilutive securities:
Options	4	12	5	15
Restricted Stock	110	90	67	73
Weighted-average common shares outstanding - diluted	50,080	49,622	49,990	49,499
Basic earnings per share	$1.84	$2.16	$3.05	$3.19
Diluted earnings per share	$1.84	$2.16	$3.05	$3.19

The diluted EPS computations for the three and nine months ended September 30, 2011 exclude 134,772 and 183,840 options, respectively, because the options’ exercise prices were greater than the average market price of the common stock during the periods.  In total, 16,706 options were outstanding at September 30, 2012, with expiration dates between 2013 and 2015.

8.  COMMITMENTS

Purchase Obligations

IDACORP's and Idaho Power's contractual obligations, outside of the ordinary course of business, have not changed materially from the amounts disclosed in their Annual Report on Form 10-K for the year ended December 31, 2011, except as follows:

•
nine power purchase agreements were terminated due to either an uncured breach by the respective counterparties or pursuant to IPUC-approved settlement arrangements between the parties, which reduced Idaho Power's contractual payment obligations by approximately $736 million over the 15-year to 25-year lives of the contracts; and

•
Idaho Power issued $150 million of first mortgage bonds, medium-term notes (long-term indebtedness), using a portion of the net proceeds from that issuance to redeem prior to maturity $100 million of outstanding first mortgage bonds, medium-term notes due November 2012.

Guarantees

Idaho Power has agreed to guarantee a portion of the performance of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest.  This guarantee, which is renewed each December, was $63 million at September 30, 2012, representing IERCo's one-third share of BCC's total reclamation obligation.  BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs.  At September 30, 2012, the value of the reclamation trust fund was $77 million. During the three and nine months ended September 30, 2012, the reclamation trust fund distributed approximately $8 million for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs.  To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant.  Starting in 2010, BCC began applying a nominal surcharge to coal sales in order to maintain adequate reserves in the reclamation trust fund.  Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements.  Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated.  IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities.  As of September 30, 2012, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations.  Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

9.  CONTINGENCIES

IDACORP and Idaho Power have in the past and expect in the future to become involved in various claims, controversies, disputes, and other contingent matters, including the items described in this Note 9.  Some of these claims, controversies, disputes, and other contingent matters involve litigation and regulatory or other contested proceedings.  IDACORP and Idaho Power intend to vigorously protect and defend their interests and pursue their rights.  However, the ultimate resolution and outcome of litigation and regulatory proceedings is inherently difficult to determine, particularly where (a) the remedies or penalties sought are indeterminate, (b) the proceedings are in the early stages or the substantive issues have not been well developed, or (c) the matters involve complex or novel legal theories or a large number of parties. In accordance with applicable accounting guidance, IDACORP and Idaho Power, as applicable, establish an accrual for legal proceedings when those matters proceed to a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. IDACORP and Idaho Power monitor those matters for developments that could affect the likelihood of a loss and the accrued amount, if any, thereof, and adjust the amount as appropriate. If the loss contingency at issue is not both probable and reasonably estimable, IDACORP and Idaho Power do not establish an accrual and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable. As of the date of this report, IDACORP's and Idaho Power's accruals for loss contingencies are not material to their financial statements as a whole; however, future accruals could be material in a given period. IDACORP's and Idaho Power's determination is based on currently available information, and estimates presented in financial statements and other financial disclosures involve significant judgment and may be subject to significant uncertainty. As available information changes, the matters for which IDACORP and Idaho Power are able to estimate the loss may change, and the estimates themselves may change.

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

On October 3, 2011, the FERC issued its order on remand. The FERC ordered that the record be re-opened to permit parties seeking refunds to submit seller-specific evidence in support of their claims for sales made during the period confined to December 25, 2000 through June 20, 2001. The seller-specific claims must show that a seller engaged in unlawful market activity with a causal connection to have directly affected the negotiation of the specific contract or contracts to which the seller was a party. IE and Idaho Power understand the order to provide that neither claims of general dysfunction in the California markets nor in the Pacific Northwest market will be sufficient to support claims. While directing a trial-type hearing, the FERC also directed that the hearings be held in abeyance so that the matter may be presented to a settlement judge. In an order issued on November 23, 2011, the FERC's Chief Administrative Law Judge memorialized certain settlement procedures. IE and Idaho Power had reached a settlement with the California Parties in 2006 that disposed of their claims in the Pacific Northwest refund proceeding, as well as in California refund cases.

During the first three quarters of 2012, Idaho Power and each of the only two known direct claimants in the Pacific Northwest refund proceedings negotiated and entered into settlement agreements. The FERC approved the first settlement subject to conditions, which Idaho Power and IE have requested be removed on rehearing. Idaho Power and IE do not know when or how the FERC will rule on that request. The FERC approved the second settlement without conditions on October 19, 2012. The aggregate amount of the settlements was not material to the companies' financial statements. By the time established for the filing of testimony in the proceedings no other party presented any direct claims against Idaho Power or IE. While disposing of direct claims from both known claimants, the settlements and associated FERC orders did not eliminate the potential for so-called "ripple claims," which involve potential claims for refunds from an upstream seller of power based on a finding that its downstream buyer was liable for refunds as a seller of power during the relevant period. However, in its order approving one of Idaho Power's settlements, the FERC characterized the potential for such claims as "speculative." Based on its settlement of all known direct claims and the FERC's assessment of the potential for ripple claims as speculative, Idaho Power and IE have no remaining amount accrued for financial statement purposes relating to the Pacific Northwest refund proceedings. However, to the extent the availability of any ripple claims materializes, Idaho Power and IE will continue to vigorously defend their positions in the proceedings.

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

Other Proceedings

IDACORP and Idaho Power are parties to legal claims and legal and regulatory actions and proceedings in the ordinary course of business that are in addition to those discussed above and, as noted above, records an accrual for associated loss contingencies when they are probable and reasonably estimable.  However, as of the date of this report the companies believe that resolution of those matters will not have a material adverse effect on their consolidated financial statements. Idaho Power is also actively monitoring various environmental regulations that may have a significant impact on its future operations. Given uncertainties regarding the outcome, timing, and compliance plans for these environmental matters, Idaho Power is unable to determine the financial impact of these regulations but does believe that future capital investment for infrastructure and modifications to its electric generating facilities to comply with these regulations could be significant.

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

The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended September 30 (in thousands of dollars).

	Pension Plan		Senior Management Security Plan		Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Service cost	$6,392	$5,120	$537	$487	$323	$330
Interest cost	7,872	7,581	805	773	784	859
Expected return on plan assets	(7,934)	(7,968)	—	—	(559)	(660)
Amortization of transition obligation	—	—	—	—	510	510
Amortization of prior service cost	87	130	53	61	(105)	(105)
Amortization of net loss	3,529	2,168	382	323	96	144
Net periodic benefit cost	9,946	7,031	1,777	1,644	1,049	1,078
Pension expense recognized under sharing mechanism (1)	5,800	—	—	—	—	—
Costs not recognized due to the effects of regulation (1)	(5,087)	(2,371)	—	—	—	—
Net periodic benefit cost recognized for financial reporting (1)	$10,659	$4,660	$1,777	$1,644	$1,049	$1,078
 (1)  Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, income statement recognition of pension plan costs has been deferred until costs are recovered through rates. See Note 3 for information on Idaho Power's revenue sharing mechanism approved by the IPUC, which resulted in additional Idaho pension expense of $5.8 million for the three months ended September 30, 2012.

The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the nine months ended September 30 (in thousands of dollars).

	Pension Plan		Senior Management Security Plan		Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Service cost	$19,178	$15,359	$1,613	$1,463	$969	$992
Interest cost	23,617	22,742	2,414	2,319	2,351	2,576
Expected return on plan assets	(23,801)	(23,903)	—	—	(1,676)	(1,981)
Amortization of transition obligation	—	—	—	—	1,530	1,530
Amortization of prior service cost	260	389	160	183	(316)	(316)
Amortization of net loss	10,586	6,505	1,146	969	288	433
Net periodic benefit cost	29,840	21,092	5,333	4,934	3,146	3,234
Pension expense recognized under sharing mechanism (1)	5,800	—	—	—	—	—
Costs not recognized due to the effects of regulation (1)	(15,430)	(11,981)	—	—	—	—
Net periodic benefit cost recognized for financial reporting (1)	$20,210	$9,111	$5,333	$4,934	$3,146	$3,234
 (1)  Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, income statement recognition of pension plan costs has been deferred until costs are recovered through rates.  See Note 3 for information on Idaho Power's revenue sharing mechanism approved by the IPUC, which resulted in additional Idaho pension expense of $5.8 million for the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, Idaho Power contributed $44.3 million to its defined benefit pension plan. Idaho Power has no further funding requirements to the defined benefit pension plan for 2012.

11.  INVESTMENTS IN EQUITY SECURITIES

Investments in securities classified as available-for-sale securities are reported at fair value, using either specific identification or average cost to determine the cost for computing gains or losses.  Any unrealized gains or losses on available-for-sale securities are included in other comprehensive income.

The table below summarizes investments in equity securities by IDACORP and Idaho Power as of September 30, 2012 and December 31, 2011 (in thousands of dollars).

	September 30, 2012			December 31, 2011
	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities	$6,694	$—	$25,553	$4,220	$1	$22,205

At the end of each reporting period, IDACORP and Idaho Power analyze securities in loss positions to determine whether they have experienced a decline in market value that is considered other-than-temporary.  At September 30, 2012, no securities were in an unrealized loss position. At December 31, 2011, one security was in an immaterial unrealized loss position. No other-than-temporary impairment was recognized for this security due to the limited severity and duration of the unrealized loss position.

There were no sales of available-for-sale securities during the three and nine months ended September 30, 2012 or 2011.

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

As part of its resource procurement and management operations, Idaho Power engages in an ongoing process of resource optimization, which involves the economic selection from available energy resources to serve load obligations and the use of these resources to capture available economic value. Idaho Power purchases and sells wholesale electric capacity and energy and fuel as part of the process of acquiring and balancing resources to serve its load obligations. This involves Idaho Power making continuing projections of resource needs and of loads, which are dependent on (among other things) estimates of usage and weather. On the basis of these projections, Idaho Power makes purchases and sales of electric capacity and energy and fuel to match expected resources to expected electric load requirements. Idaho Power's optimization process includes entering into hedging transactions to manage associated risks.

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

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets at September 30, 2012 and December 31, 2011 (in thousands of dollars).

	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
September 30, 2012
Current:
Financial swaps	Other current assets	$5,885	Other current assets	$1,781
Financial swaps	Other current liabilities	1,930	Other current liabilities	4,582
Forward contracts	Other current assets	183
Long-term:
Financial swaps	Other assets	213	Other assets	115
Financial swaps	Other liabilities	171	Other liabilities	314
Forward contracts	Other assets	188
Total		$8,570		$6,792
December 31, 2011
Current:
Financial swaps	Other current assets	$4,361	Other current assets	$1,036
Financial swaps	Other current liabilities	1,526	Other current liabilities	4,755
Forward contracts	Other current assets	70	Other current liabilities	1,370
Long-term:
Financial swaps	Other assets	359	Other liabilities	108
Total		$6,316		$7,269

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three and nine months ended September 30, 2012 and 2011 (in thousands of dollars).

		Gain/(Loss) on Derivatives Recognized
		in Income(1)
	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Three months ended		Nine months ended
		September 30		September 30
		2012	2011	2012	2011
Financial swaps	Off-system sales	$1,793	$441	$11,703	$6,947
Financial swaps	Purchased power	(2,479)	(6,982)	(5,631)	(6,954)
Financial swaps	Fuel expense	(2,516)	115	(6,233)	501
Financial swaps	Other operations and maintenance	(145)	120	(166)	347
Forward contracts	Fuel expense	(1,778)	—	(1,778)	—
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

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at September 30, 2012 and 2011.

		September 30,
Commodity	Units	2012	2011
Electricity purchases	MWh	339,790	197,800
Electricity sales	MWh	1,691,650	1,038,095
Natural gas purchases	MMBtu	16,691,024	2,292,738
Natural gas sales	MMBtu	2,911,039	77,500
Diesel purchases	Gallons	263,167	266,375

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

Idaho Power maintains margin agreements with certain counterparties and margin calls are routinely made and/or received. Margin calls are triggered when exposures exceed predetermined contractual limits or when there are changes in a counterparty’s creditworthiness. Movements in electricity and fuel prices can generate exposure levels in excess of these contractual limits. Negotiating for collateral in the form of cash, letters of credit, or performance guarantees is common industry practice.

At September 30, 2012, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives.

Credit-Contingent Features

Certain of Idaho Power's derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services.  If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at September 30, 2012, was $7.2 million.  Idaho Power posted $1.2 million of cash collateral related to this amount.  If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2012, Idaho Power would have been required to post $4.4 million of additional cash collateral to its counterparties.

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

Idaho Power’s derivatives are contracts entered into as part of its management of loads and resources.  Electricity swaps are valued on the Intercontinental Exchange with quoted prices in an active market.  Natural gas and diesel derivative valuations are performed using New York Mercantile Exchange (NYMEX) pricing, adjusted for location basis, which are also quoted under NYMEX.  Trading securities consist of employee-directed investments held in a Rabbi Trust and are related to an executive deferred compensation plan.  Available-for-sale securities are related to the SMSP and are held in a Rabbi Trust and are actively traded money market and equity funds with quoted prices in active markets. Notes receivable are related to Ida-West and are valued based on unobservable inputs, including discounted cash flows, which are partially based on forecasted hydroelectric conditions. Long-term debt is not traded on an exchange and is valued using quoted rates for similar debt in active markets. There were no material changes in valuation techniques or inputs during the nine months ended September 30, 2012 or the year ended December 31, 2011.

The table below presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands of dollars).  IDACORP’s and Idaho Power’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.  There were no material transfers between levels for the periods presented.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2012
Assets:
Derivatives	$944	$3,629	$—	$4,573
Money market funds	100	—	—	100
Trading securities: Equity securities	2,456	—	—	2,456
Available-for-sale securities: Equity securities	25,553	—	—	25,553
Liabilities:
Derivatives	$322	$2,472	$—	$2,794

December 31, 2011
Assets:
Derivatives	$3,654	$100	$—	$3,754
Money market funds	100	—	—	100
Trading securities: Equity securities	3,439	—	—	3,439
Available-for-sale securities: Equity securities	22,205	—	—	22,205
Liabilities:
Derivatives	$405	$4,302	$—	$4,707

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of September 30, 2012 and December 31, 2011, using available market information and appropriate valuation methodologies.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  Cash and cash equivalents, deposits, customer and other receivables, notes payable, accounts payable, interest accrued, and taxes accrued are reported at their carrying value as these are a reasonable estimate of their fair value.  The estimated fair values for notes receivable and long-term debt are based upon quoted market prices of the same or similar issues or discounted cash flow analysis as appropriate.

	September 30, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(thousands of dollars)
IDACORP
Assets:
Notes receivable (1)	$3,097	$3,097	$3,097	$3,097
Liabilities:
Long-term debt (1)	1,540,663	1,840,608	1,491,727	1,737,912
Idaho Power
Liabilities:
Long-term debt (1)	$1,540,663	$1,840,608	$1,491,727	$1,737,912
 (1) Notes receivable and long-term debt are categorized as Level 3 and Level 2, respectively, of the fair value hierarchy, as defined earlier in this Note 13.

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

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended September 30, 2012:
Revenues	$332,757	$1,262	$—	$334,019
Net income attributable to IDACORP, Inc.	89,596	2,473	—	92,069
Total assets as of September 30, 2012	5,119,384	103,117	(14,864)	5,207,637
Three months ended September 30, 2011:
Revenues	$308,045	$1,585	$—	$309,630
Net income attributable to IDACORP, Inc.	104,872	2,195	—	107,067
Nine months ended September 30, 2012:
Revenues	$826,788	$3,074	$—	$829,862
Net income attributable to IDACORP, Inc.	150,125	2,174	—	152,299
Nine months ended September 30, 2011:
Revenues	$793,031	$3,076	$—	$796,107
Net income attributable to IDACORP, Inc.	155,420	2,288	—	157,708

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
IDACORP, Inc.
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of September 30, 2012, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011, and of equity and cash flows for the nine-month periods ended September 30, 2012 and 2011.  These interim financial statements are the responsibility of the Company’s management.

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
November 1, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Idaho Power Company
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiary (the “Company”) as of September 30, 2012, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011, and of cash flows for the nine-month periods ended September 30, 2012 and 2011.  These interim financial statements are the responsibility of the Company’s management.

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
November 1, 2012

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

IDACORP is a holding company formed in 1998 whose principal operating subsidiary is Idaho Power.  IDACORP’s common stock is listed and trades on the New York Stock Exchange under the trading symbol “IDA.” Idaho Power is an electric utility with a service territory covering approximately 24,000 square miles in southern Idaho and eastern Oregon.  Idaho Power provided electric service to approximately 500,000 general business customers as of September 30, 2012.  As a regulated utility, many of Idaho Power's fundamental business decisions are subject to the approval of governmental agencies. Idaho Power is under the retail jurisdiction (as to rates, service, accounting, and other general matters of utility operation) of the Idaho Public Utilities Commission (IPUC) and the Oregon Public Utility Commission (OPUC), which determine the rates that Idaho Power charges to its general business customers.  Also, as a public utility under the Federal Power Act, Idaho Power has authority to charge market-based rates for wholesale energy sales under its Federal Energy Regulatory Commission (FERC) tariff and to provide transmission services under its FERC open access transmission tariff (OATT).  Idaho Power uses general rate cases, cost adjustment mechanisms, and subject-specific filings to recover its costs of providing service and the costs of its energy efficiency and demand-side resources programs, and to seek to earn a return on investment.

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

EXECUTIVE OVERVIEW

Brief Overview of Third Quarter 2012 Financial Results

IDACORP's earnings were $1.84 per diluted share for the quarter ended September 30, 2012, compared to $2.16 per diluted share for the same quarter in 2011. IDACORP's results in the third quarter of 2012 were positively impacted by general rate increases implemented during the year, but earnings for the quarter were lower than the third quarter of last year due to the financial statement impact of a tax method change recognized last year. These results, including a quantification of their respective impacts, are discussed in detail below.

Overview of General Factors and Trends Affecting Results of Operations and Financial Condition

IDACORP's and Idaho Power's results of operations and financial condition are affected by regulatory, economic, and other factors, many of which are described below.

Emphasis on Timely Regulatory Cost Recovery:  The price that regulators authorize Idaho Power to charge for electric service is a major factor in determining IDACORP's and Idaho Power's results of operations and financial condition.  Because of the significant impact of ratemaking decisions on Idaho Power's business and financial condition, the company continues to focus on timely recovery of its costs through filings with the company's regulators, including the IPUC, the OPUC, and the FERC. Effective implementation of Idaho Power's purposeful regulatory strategy is particularly important in an economic climate that puts more pressure on regulators to limit rate increases or otherwise take actions to limit the potential adverse impact of rate increases on customers, while at the same time the company requires rate increases to recover costs of providing reliable service. Particularly notable regulatory developments that have impacted or that IDACORP and Idaho Power expect will impact results, each of which is discussed in more detail under "Regulatory Matters" in this MD&A and in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report, are listed below. Additional important regulatory matters are also discussed in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2011.

Proceeding	Description	Status
Idaho General Rate Case Settlement	General rate case, requesting an increase in Idaho-jurisdiction base rates	IPUC approved a $34.0 million increase in rates, effective January 1, 2012
Langley Gulch Power Plant	Request for recovery of and return on Idaho Power's investment in the Langley Gulch power plant, including operating costs	IPUC approved a $58.1 million increase in rates, effective July 1, 2012; OPUC approved a $3.0 million increase in rates effective October 1, 2012
Idaho Power Cost Adjustment (PCA)	Annual Idaho-jurisdiction PCA mechanism rate change	IPUC approved a $43.0 million increase in rates, effective only for the period from June 1, 2012 to May 31, 2013 (1)
Revenue Sharing	Rate adjustment pursuant to January 2010 and December 2011 settlement agreements(2)	IPUC approved a $27.1 million decrease in rates, effective only for the period from June 1, 2012 to May 31, 2013(2)
Idaho Depreciation for Non-AMI Meters	Application for removal from rates of accelerated depreciation expense associated with non-advanced metering infrastructure (AMI) metering equipment	IPUC approved a $10.6 million decrease in rates and associated depreciation expense, effective June 1, 2012
Oregon General Rate Case Settlement	General rate case, requesting an increase in Oregon-jurisdiction base rates	OPUC approved a $1.8 million increase in rates, effective March 1, 2012

(1)	The rate change for the Idaho PCA was partially offset by the revenue-sharing order issued pursuant to the January 2010 and December 2011 settlement agreements.

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

In addition to the rate changes listed in the table above, in December 2011 the IPUC approved a settlement stipulation, separate from the Idaho general rate case settlement, that permits Idaho Power to amortize additional accumulated deferred investment tax credits (ADITC) to help achieve a minimum 9.5 percent rate of return on year-end equity in the Idaho jurisdiction (Idaho

ROE) in 2012, 2013, and 2014, subject to prescribed limits and conditions. The settlement stipulation also provides for the potential sharing between the company and customers of Idaho-jurisdictional earnings in excess of specified levels of Idaho ROE. The specific terms of the settlement stipulation are described in "Regulatory Matters" in this MD&A and in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. While providing no assurance that Idaho Power will obtain a 9.5 percent Idaho ROE in any of the years, IDACORP and Idaho Power believe the ability to amortize additional ADITC provides an element of earnings stability for the period from 2012 to 2014. Based on Idaho Power's estimate of full year 2012 Idaho ROE as of the date of this report, Idaho Power does not anticipate the need to amortize additional ADITC in 2012. Based on the terms of the December 2011 settlement stipulation, Idaho Power recorded during the third quarter of 2012 a $6.3 million provision against current revenues, as a benefit to Idaho customers in the form of a future rate reduction, and an additional $5.8 million of pension expense, which will benefit Idaho customers by reducing the amount of deferred pension expense that will be collected from customers in the future. As discussed below, Idaho Power recorded $18.1 million for the impact of a similar sharing mechanism in the third quarter of 2011.

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

Since 2008, economic conditions in Idaho Power's service territory have been relatively weak.  However, a number of improvements in economic conditions have occurred over the last year and a half. After peaking at 10.0 percent in early 2011, the service area unemployment rate fell to 8.4 percent by the end of 2011 and reached 6.9 percent by the end of September 2012, according to Idaho Department of Labor data. The housing market in Idaho Power's service territory has improved when measured by foreclosure rates and the available supply and pricing of housing. Idaho Power also continues to experience customer growth. During the 12 months ended September 30, 2012, the customer growth rate in Idaho Power's service territory was approximately 1.1 percent—roughly twice the growth rate of the prior two years. By comparison, for the 20-year period ending in 2011 the average annual customer growth rate in Idaho Power's service territory was 2.6 percent. Based on this data, Idaho Power predicts positive customer growth within its service territory in the next few years, though likely at a rate below the 20-year historical annual average. The foregoing general economic data and outlook is based, in part, on independent government and industry publications, reports by market research firms, or other independent sources. While IDACORP and Idaho Power believe that these publications and other sources are reliable, the companies have not independently verified such data and can make no representation as to its accuracy.

Idaho Power cannot predict the timing of, and pace at which, economic recovery may occur in Idaho Power's service territory.  As a result, Idaho Power continues to manage costs while executing its three-part strategy of responsible planning, responsible development and protection of resources, and responsible energy use.

Weather Conditions and Associated Impacts:  Weather and agricultural growing conditions have a significant impact on energy sales and the seasonality of those sales. Relatively low and high temperatures result in greater energy usage for heating and cooling, respectively.  During the agricultural growing season, which in large part occurs during the second and third quarters, irrigation customers use electricity to operate irrigation pumps.  A four-percent increase in energy use by customers during the first nine months of 2012 compared to the first nine months of 2011 was largely attributable to agricultural growing conditions from April through September that required above average use of irrigation equipment and electric power to operate that equipment. Increased loads from irrigation equipment were particularly pronounced during the second quarter of 2012. As noted above, Idaho Power also has tiered rates and seasonal rates, which contribute to increased revenues during higher-load periods, most notably the third quarter of each year when customer demand is typically at its peak. On July 12, 2012, Idaho Power achieved a record load demand of 3,245 MW. The previous record load demand was 3,214 MW, set on June 30, 2008. At the time of the record load demand, Idaho Power had deployed 61 MW of demand response programs.

Idaho Power's hydroelectric facilities comprise approximately one-half of Idaho Power's nameplate generation capacity. The availability and volume of hydroelectric power depends on the amount of snow pack in the mountains upstream of Idaho Power's hydroelectric facilities, reservoir storage, springtime snow pack run-off, base flows in the Snake River, spring flows, rainfall, water leases and other water rights, and other weather and stream flow considerations.  Idaho Power expects hydroelectric generation during 2012 to be in the range of 7.8 to 8.2 million megawatt-hours (MWh), based on reservoir storage levels and forecasted weather conditions as of the date of this report, compared to actual generation of 10.9 million MWh in 2011 and 7.3 million MWh in 2010. Median annual hydroelectric generation is 8.6 million MWh. For the nine months ended September 30, 2012, hydroelectric generation comprised 62 percent of Idaho Power’s total system generation.  Hydroelectric generation decreased 24 percent in the first nine months of 2012 compared to the first nine months of 2011 as a result of slightly below normal hydroelectric conditions in the current year. When hydroelectric generation is reduced Idaho

Power must rely on more expensive generation sources and purchased power; however, most of the increase in power supply costs is deferred as a regulatory asset and collected from customers through the PCA mechanisms. Conversely, in periods of greater hydroelectric generation most of the resulting decrease in power supply costs that typically occurs is returned to customers through the PCA mechanisms.

Where favorable hydroelectric generating conditions exist for Idaho Power, they also may be abundant for other Pacific Northwest hydroelectric facility operators, thus increasing the available supply of lower-cost power and depressing regional wholesale market prices, which impacts the revenue Idaho Power receives from off-system sales of its excess power. Conversely, when hydroelectric generating conditions are poor, wholesale market prices may be higher due to lower supply, but Idaho Power would have less surplus energy available for sale into the wholesale markets.

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

Purchased power costs are impacted by the terms of contracts for purchased power, the rate of expansion of alternative energy generation sources such as wind energy, and wholesale energy market prices. Idaho Power is generally obligated to purchase power from PURPA generation projects at a specified price regardless of the then-current load demand or wholesale energy market prices. This increases the likelihood that Idaho Power will be required to reduce output from its lower-cost hydroelectric and fossil fuel-fired generation resources and may be required to sell in the wholesale power market the power it purchases from PURPA projects at a significant loss. Integration of intermittent, non-dispatchable resources (such as wind energy) into Idaho Power's portfolio also creates a number of complex operational risks and challenges, which Idaho Power is working to address, including through evaluation of the results of a recent comprehensive wind integration study. Notably, integration of these sources of power into Idaho Power's portfolio does not eliminate Idaho Power's need to construct facilities and infrastructure that provide reliable power. For instance, at the time Idaho Power reached its all-time system peak demand of 3,245 MW on July 12, 2012, wind resources on Idaho Power's system, representing roughly 500 MW of capacity, were contributing only 14 MW of power due to lack of wind.

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

Other Notable Matters and Areas of Focus

Pension Plans:  Idaho Power contributed $44.3 million to its defined benefit pension plan in the first nine months of 2012, $18.5 million in 2011, and $60.0 million in 2010, and expects to make additional significant cash contributions in the coming years. The primary impact of pension plan contributions is on cash flows. Idaho Power defers pension costs related to its Idaho jurisdiction until those costs are recovered through rates. In May 2011, the IPUC authorized Idaho Power to increase its annual recovery and amortization of deferred pension costs from $5.4 million to $17.1 million. In addition, the revenue sharing mechanism in Idaho Power's December 2011 settlement stipulation resulted in the recording of additional Idaho pension expense of $5.8 million during the three months ended September 30, 2012.

Water Management and Relicensing of Hydroelectric Projects: Because of Idaho Power's reliance on stream flow in the Snake River and its tributaries, Idaho Power participates in numerous proceedings and venues that may affect its water rights, seeking to preserve the long-term availability of its rights for use at its hydroelectric projects. Also, Idaho Power is involved in renewing federal licenses for the Hells Canyon Complex (HCC), its largest hydroelectric generation source, and recently received a 30-year license renewal from the FERC for its Swan Falls hydroelectric project.  Relicensing involves numerous environmental issues and substantial costs.  Idaho Power is working with the states of Idaho and Oregon, regulatory authorities, and interested parties to address concerns and take appropriate measures relating to the relicensing of Idaho Power's hydroelectric projects.  Given the number of parties and issues involved, Idaho Power's relicensing costs have been and will continue to be substantial.

Transmission Projects: Idaho Power continues to focus on expansion of its transmission system in an effort to improve system reliability and resource adequacy. Its most notable projects in progress include the proposed Boardman-to-Hemingway and Gateway West transmission projects. In January 2012, Idaho Power entered into cost-sharing arrangements with third parties for the permitting phases of both projects. Construction of these projects cannot commence until all federal, state, and local regulatory requirements are met. To further mitigate the risks associated with these projects, at least in part, Idaho Power plans to seek regulatory support for cost recovery from the IPUC and OPUC for the projects prior to construction. Based on Idaho Power's assessment of the status and future milestones for the Boardman-to-Hemingway project, Idaho Power has determined that an in-service date prior to 2018 is unlikely.

Environmental Sustainability Initiatives: As of the date of this report, Idaho Power is on-track to exceed the CO2 emission intensity reduction goal it established in 2009. Reflecting its further commitment to that goal, Idaho Power management plans to recommend to its board of directors that the board extend for an additional two-year period the CO2 emission intensity reduction goal, through 2015. At the same time, Idaho Power has been conducting a thorough analysis of the costs and methods for the integration of intermittent wind power into its energy portfolio, and expects to publicly release the results of that study during the fourth quarter of 2012. Further, in connection with its IRP process, Idaho Power has been conducting cost studies related to its jointly-owned coal-fired power plants, to determine whether plant upgrades that may be necessary to comply with environmental regulations are prudently incurred investments, or whether it is economically preferable to replace that generation with combined-cycle combustion turbine or other resources.

Summary of Third Quarter and Year-to-Date 2012 Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, Inc., and IDACORP's earnings per diluted share for the three- and nine-month periods ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Idaho Power net income	$89,596	$104,872	$150,125	$155,420
Net income attributable to IDACORP, Inc.	$92,069	$107,067	$152,299	$157,708
Average outstanding shares – diluted (000’s)	50,080	49,622	49,990	49,499
IDACORP, Inc. earnings per diluted share	$1.84	$2.16	$3.05	$3.19

The following table presents a reconciliation of net income attributable to IDACORP, Inc. for the three- and nine-month periods ended September 30, 2012 to the same periods in 2011 (items are in millions and are before tax unless otherwise noted):

	Three months ended		Nine months ended
Net income attributable to IDACORP, Inc. - September 30, 2011		$107.1		$157.7
Change in Idaho Power net income:
Rate and other regulatory changes, including pension expense recovery, power cost and fixed cost adjustment mechanisms	$32.1		$43.5
Increase in sales volumes	3.0		19.3
Change in payroll-related expenses	2.3		(4.7)
Additional pension expense funded through sharing and rate increases	(5.8)		(11.0)
Increased depreciation expense, property tax, and other	(2.7)		(1.8)
Greater revenue sharing in 2011 than in 2012	11.8		11.8
Increase in Idaho Power operating income	40.7		57.1
Change in allowance for funds used during construction (AFUDC)	(4.2)		1.2
Other net changes	(2.2)		4.2
Change from removal of additional amortization of ADITC in 2011	6.8		—
Change in income tax expense	(56.4)		(67.8)
Total decrease in Idaho Power net income		(15.3)		(5.3)
Other net changes (net of tax)		0.3		(0.1)
Net income attributable to IDACORP, Inc. - September 30, 2012		$92.1		$152.3

Third Quarter 2012 Net Income

IDACORP net income decreased $15.0 million for the third quarter of 2012 when compared with the same period in the prior year, largely a result of the effect of an IRS examination settlement recorded during the third quarter in the prior year, when Idaho Power recognized approximately $56.9 million of previously unrecognized tax benefits related to the uniform capitalization method agreement with the IRS for tax years 2009 and prior. Largely offsetting the decrease in income related to the prior year examination settlement were several rate changes that combined to increase operating income by $32.1 million. These rate increases were the result of increased rates from a general rate case that took effect on January 1, 2012, increased rates related to the Langley Gulch power plant that took effect on July 1, 2012, and the impact of other rate changes and regulatory mechanisms that were effective concurrent with the summer rate season. Higher sales volumes also increased operating income by $3.0 million, driven by customer growth and warmer temperatures, which increased energy demand to operate air conditioning systems.

Effect of Sharing on Operating Income	Three and nine months ended September 30,
	2012	2011	Change
Additional pension expense funded through sharing	$(5.8)	$—	$(5.8)
Provision against current revenue as a result of sharing	(6.3)	(18.1)	11.8
Total	$(12.1)	$(18.1)	$6.0

As a result of the rate and sales volume increases described above and their anticipated impact on annual net income, Idaho Power recorded a total of $12.1 million related to the settlement agreement approved by the IPUC in December 2011, which required sharing with customers a portion of 2012 Idaho-jurisdiction earnings exceeding a specified return on year-end equity. Of the total, $5.8 million was recorded as additional pension expense, which will benefit Idaho customers by reducing the amount of deferred pension expense that will need to be collected from customers in the future, and $6.3 million was a provision against current revenues to be refunded to customers through a future rate reduction. In the third quarter of 2011 Idaho Power recorded an $18.1 million provision against revenues to be refunded to customers.

Year-to-Date Net Income

IDACORP's year-to-date net income was also impacted by the IRS examination settlements and sharing mechanisms discussed above, but only decreased $5.4 million compared to the same period in 2011. The impacts of changes in rates and other regulatory mechanisms and increased sales volumes offset most of the 2011 IRS examination settlements and sharing reserves. A warmer, drier spring in 2012 caused significant increases in irrigation usage when compared with the prior year. Warmer summer temperatures, which drove slight increases in residential usage in the third quarter, were offset by relatively mild winter temperatures experienced earlier in the year, which reduced sales to residential customers for heating purposes. In total, sales volume changes increased operating income by $19.3 million. A rate increase resulting from a general rate case in the Idaho jurisdiction that took effect on January 1, 2012, combined with increased rates related to the Langley Gulch power plant that took effect on July 1, 2012, and the impacts of other rate changes and regulatory mechanisms, increased operating income by $43.5 million.

Key Operating and Financial Metric Estimates for Full-Year 2012

IDACORP’s and Idaho Power’s estimates, as of the date of this report, for 2012 full year metrics are as follows:

2012 Estimates
	Current (4)	Previous (5)
Idaho Power Operating & Maintenance Expense (millions)(1)	$335-$345	$325-$335
Idaho Power Additional Amortization of ADITC (millions)	No Change	None
Idaho Power Capital Expenditures (millions)(2)	No Change	$230-$235
Idaho Power Hydroelectric Generation (million MWh)(3)	7.8-8.2	7.5-8.5
Non-regulated subsidiary earnings and holding company expenses (millions)	No Change	$0.0-$3.0

(1) Increase in the range reflects the estimated amount of additional pension expense to be recognized related to the Idaho sharing arrangement. No expected impact to net income as a result of the increase.

(2)    The range for capital expenditures includes (among other items) the completion of the Langley Gulch power plant and expenditures for the siting and permitting of major transmission expansions for the Boardman-to-Hemingway and Gateway West transmission projects (net of ongoing payments from third parties participating as joint funders in the permitting projects), excluding AFUDC.

(3) Based on reservoir storage levels and forecasted weather conditions as of the date of this report.
(4) As of November 1, 2012.
(5) As of August 2, 2012, the date of filing of IDACORP's and Idaho Power's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three and nine months ended September 30, 2012.  In this analysis, the results for the three and nine months ended September 30, 2012 are compared to the same periods in 2011. In MD&A, MWh and dollar amounts, other than earnings per share, are in thousands unless otherwise indicated.

Utility Operations

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
General business sales	4,304	4,239	10,941	10,524
Off-system sales	109	747	1,656	2,794
Total energy sales	4,413	4,986	12,597	13,318
Hydroelectric generation	1,649	2,790	6,630	8,683
Coal generation	1,653	1,482	3,505	3,370
Natural gas and other generation	410	83	610	124
Total system generation	3,712	4,355	10,745	12,177
Purchased power	1,026	974	2,871	2,157
Line losses	(325)	(343)	(1,019)	(1,016)
Total energy supply	4,413	4,986	12,597	13,318

General Business Revenues:  The table below presents Idaho Power’s general business revenues and MWh sales for the three and nine months ended September 30, 2012 and 2011 and the number of customers as of September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue
Residential	$120,786	$103,035	$316,964	$302,464
Commercial	72,519	61,630	181,810	169,229
Industrial	41,690	38,496	108,804	105,098
Irrigation	80,780	70,596	131,057	99,467
Total	315,775	273,757	738,635	676,258
Provision for sharing	(6,300)	(18,100)	(6,300)	(18,100)
Deferred revenue related to HCC relicensing AFUDC(1)	(3,409)	(3,344)	(8,310)	(8,277)
Total general business revenues	$306,066	$252,313	$724,025	$649,881
Volume of Sales (MWh)
Residential	1,285	1,246	3,757	3,786
Commercial	1,044	1,035	2,911	2,867
Industrial	793	783	2,333	2,294
Irrigation	1,182	1,175	1,940	1,577
Total MWh sales	4,304	4,239	10,941	10,524
Customer Count (period end)
Residential	414,640	410,079
Commercial	65,782	65,061
Industrial	119	124
Irrigation	19,071	18,807
Total customers	499,612	494,071

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

Changes in rates and changes in customer demand are the primary reasons for fluctuations in general business revenue from period to period. The table below presents the rate changes that significantly impacted revenue levels for the third quarter and the first nine months of 2012 compared to the same periods in 2011.

Description	Effective Date	Percentage Rate Increase (Decrease)	Annualized $ Impact (millions)
2011 Idaho PCA	6/1/2011	(4.8)%	$(40)
2011 Idaho pension expense recovery	6/1/2011	1.4%	12
2011 Idaho general rate case settlement agreement	1/1/2012	4.1%	34
2012 Idaho PCA	6/1/2012	5.1%	43
2012 Idaho non-AMI meter depreciation	6/1/2012	(1.3)%	(11)
2012 Idaho Langley Gulch	7/1/2012	6.8%	58

The primary factors influencing customer demand are weather and economic conditions. Extreme temperatures increase sales to customers who use electricity for cooling and heating, and moderate temperatures decrease sales. Precipitation levels during the agricultural growing season affect sales to customers who use electricity to operate irrigation pumps, with increased precipitation reducing electricity sales. Boise, Idaho weather conditions for the three and nine months ended September 30, 2012 and 2011 are included in the table below.

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	Normal	2012	2011	Normal
Heating degree-days (1)	17	10	121	2,865	3,438	3,319
Cooling degree-days (1)	1,074	969	751	1,273	1,054	934
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

General business revenue increased $53.8 million for the quarter and $74.1 million for the year-to-date compared to the same periods in 2011. The factors affecting general business revenues are discussed in more detail below.

•
Rates.  The rate changes listed above combined to increase general business revenue by $43.9 million for the quarter and $48.8 million year-to-date compared to the same periods in 2011. Rates are seasonally adjusted and based on a tiered rate structure that provides for higher rates during higher-usage periods. These seasonal and tiered rate structures contribute to seasonal fluctuations in revenues and earnings. The revenue impact of several of the rate changes was directly offset by associated changes in operating expenses. For example, Idaho PCA amortization expense was reduced $6.4 million for the quarter and $19.5 million year-to-date compared to the same periods in 2011 due to the change in the corresponding Idaho PCA rate in the prior year. Idaho-jurisdiction pension expense recovery and FCA rate changes were fully offset by related amortizations.

•
Sharing. A part of the increase in revenue resulted from revenue sharing mechanisms in place in both years. The impact of these mechanisms is recorded as a reduction to general business revenue. For both the quarter and year-to-date, $6.3 million was recorded in the current year and $18.1 million was recorded in the prior year, for a net increase to general business revenue of $11.8 million in the current year. The revenue sharing mechanisms are associated with two Idaho regulatory agreements that provide for the sharing of Idaho-jurisdiction earnings exceeding a specified Idaho ROE. The amounts recorded reflect amounts to be refunded to customers. The smaller amount recorded in the current year when compared with the same period in the prior year is partially due to changes in the terms of the mechanism in place in each year.

•
Customers.  Moderate customer growth drove an increase in overall MWh sales for the quarter and year-to-date. Total customers increased 1.0 percent for the quarter and 0.9 percent year-to-date compared to the same periods in 2011. Customer growth was offset by changes in revenue related to a large industrial customer. These changes combined caused a $1.2 million decrease in general business revenues for the quarter and increased general business revenues by $3.3 million year-to-date when compared to the same periods in 2011.

•
Usage.  The revenue impact of customer growth was also offset for the third quarter of 2012 by lower usage per customer, which decreased general business revenue by $0.7 million compared to the third quarter of 2011. Higher residential usage per customer, which increased 2.1 percent for the quarter due to a 10.8 percent increase in cooling degree days, drove demand for electricity to operate air conditioning units. Commercial usage per customer also increased by 0.7 percent for the quarter when compared with the same period in 2011. Offsetting these increases was decreased irrigation usage per customer, which declined 4.1 percent when compared to the same period in 2011.

For the nine months ended September 30, 2012, higher usage per customer increased revenues by $10.2 million. Irrigation usage per customer was 13.8 percent higher for the period due to agricultural growing conditions in the second quarter, including warmer temperatures that allowed for earlier planting of crops, and due to lower relative springtime precipitation, which resulted in greater use of irrigation pumps compared to the same growing season in the prior year. For the year-to-date, commercial usage per customer increased 1.2 percent, while residential per customer usage decreased by 1.6 percent. The modest decrease in year-to-date residential usage per customer is due primarily to relatively mild winter and spring temperatures, which decreased demand for heating purposes.

Off-System Sales:  Off-system sales consist primarily of long-term sales contracts and opportunity sales of surplus system energy.  The table below presents Idaho Power’s off-system sales for the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue	$4,826	$24,083	$43,953	$74,648
MWh sold	109	747	1,656	2,794
Revenue per MWh	$44.28	$32.24	$26.54	$26.72

For the quarter and the year-to-date, off-system sales revenue decreased by $19.3 million, or 80 percent, and $30.7 million, or 41 percent, respectively, as compared to the same periods in 2011. Off-system sales volumes decreased 85 percent for the quarter and 41 percent for the first nine months of 2012, as a result of decreased hydroelectric generation and increased system load when compared to the same periods in 2011. The decreases in volume were partially offset by a 37 percent increase in average prices for the quarter and modestly impacted by a 1 percent decrease in average prices for the first nine months of 2012.

Other Revenues:  The table below presents the components of other revenues for the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Transmission services and other	$13,455	$13,145	$37,839	$37,491
Energy efficiency	8,410	18,504	20,971	31,011
Total other revenues	$21,865	$31,649	$58,810	$68,502

Other revenue decreased $9.8 million and $9.7 million for the third quarter and first nine months of 2012, respectively, compared to the same periods in 2011. Demand response incentive payments to customers, which had been treated as an energy efficiency expense and recovered through the energy efficiency rider in 2011 and prior, are being recorded as purchased power expense (discussed below) and recovered through the PCA mechanism during 2012, as discussed in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report.

Most energy efficiency activities are funded through a rider mechanism on customer bills.  Energy efficiency program expenditures funded through the rider are reported as an operating expense with an equal amount of revenues recorded in other revenues, resulting in no net impact on earnings.  The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability pending future collection from or obligation to customers.  A liability balance indicates that Idaho Power has collected more than it has spent and an asset balance indicates that Idaho Power has spent more than it has collected.  As of September 30, 2012, Idaho Power’s total Idaho and Oregon jurisdictional energy efficiency rider balance was a net regulatory asset of $1.5 million.

 Purchased Power:  The table below presents Idaho Power’s purchased power expenses and volumes for the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Expense
PURPA contracts	$35,483	$28,095	$88,842	$66,929
Other purchased power (including wheeling)	22,862	38,046	47,837	60,729
Demand response incentive payments	13,225	—	14,347	—
Total purchased power expense	$71,570	$66,141	$151,026	$127,658
MWh purchased
PURPA contracts	497	415	1,489	1,123
Other purchased power	529	559	1,382	1,034
Total MWh purchased	1,026	974	2,871	2,157
Cost per MWh from PURPA contracts	$71.39	$67.70	$59.67	$59.60
Cost per MWh from other sources	$43.22	$68.06	$34.61	$58.73
Weighted average - all sources	$56.87	$67.91	$47.61	$59.18

Purchased power expense increased $5.4 million, or 8 percent, in the third quarter of 2012 and $23.4 million, or 18 percent, in the first nine months of 2012, compared to the same periods in 2011. This increase was driven by the volume of mandated power purchases from cogeneration and small power production (CSPP) facilities pursuant to PURPA, which increased 20 percent for the quarter and 33 percent in the first nine months of 2012 due to new PURPA wind generation facilities coming on-line. In addition, for the year-to-date, there was less hydroelectric generation available than in the prior year, at the same time that loads increased.

The increases in contract purchases were partially offset by a 40 percent and 43 percent decrease in the average price of wholesale purchased power, excluding wheeling costs, for the quarter and the year-to-date, respectively. Further, beginning in June 2012, demand response program incentive payments were included in purchased power expenses, for recovery through base rates and the PCA mechanism, whereas in 2011 the incentives were recovered through the energy efficiency rider mechanism.

Substantially all PURPA power purchase costs are recovered through base rates and Idaho Power's power supply cost mechanisms, and thus the primary impact of the increased expense associated with PURPA power purchases is a corresponding increase in customer rates.

Fuel Expense:  The table below presents Idaho Power’s fuel expenses and generation at its thermal generating plants for the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Expense
Coal	$41,905	$35,805	$90,041	$81,050
Natural gas and other(1)	14,073	5,390	19,973	9,751
Total fuel expense	$55,978	$41,195	$110,014	$90,801
MWh generated
Coal	1,653	1,482	3,505	3,370
Natural gas and other(1)	410	83	610	124
Total MWh generated	2,063	1,565	4,115	3,494
Cost per MWh
Coal	$25.35	$24.16	$25.69	$24.05
Natural gas and other	$34.32	$64.94	$32.74	$78.64
Weighted average, all sources	$27.13	$26.32	$26.73	$25.99
 (1) Excludes 129 MWh of generation from the Langley Gulch power plant in the second quarter of 2011 for which costs were capitalized during the construction and testing phase of the plant. The Langley Gulch power plant became commercially available on June 29, 2012.

Fuel expense increased $14.8 million, or 36 percent, in the third quarter of 2012 and $19.2 million, or 21 percent, in the first nine months of 2012 compared to the same periods in 2011, due principally to the following factors:

•
Idaho Power's Langley Gulch plant came on line at the end of the second quarter of 2012. Operation of the plant accounted for $8.3 million of the increase in fuel expense for the quarter and the year-to-date. Idaho Power operated the plant to serve peak load. In addition, Idaho Power operated the plant to integrate intermittent resources and for economic dispatch opportunities.

•
Generation from coal-fired facilities increased 12 percent for the quarter and 4 percent for the first nine months compared to the same periods in 2011. During the quarter, higher wholesale power prices and lower hydroelectric generation when compared with the same period in the prior year increased Idaho Power's reliance on its coal-fired plants to meet customer loads.

•
Along with the increases in coal- and natural gas-fired electric generation, commodity prices were higher at the coal plants for the quarter and year-to-date when compared with the same periods in the prior year. Most fuel supply contracts are subject to changes in published indexes that are closely related to materials and supplies, labor, and diesel costs. In addition to commodity (variable) costs, both natural gas and coal expense include costs that are more fixed in nature for items such as capacity charges, transportation, and fuel handling. Period to period variances in fuel expense per MWh are noticeably impacted by these fixed charges when generation output is substantially different between the two periods. The relatively large cost per MWh for natural gas facilities during the three- and nine-month periods of 2011, as shown in the table above, was the result of the allocation of fixed costs over a low volume of output.

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

PCA expense represents the effects of the Idaho and Oregon PCA mechanisms.  The table below presents the components of the Idaho and Oregon PCA mechanisms for the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Idaho power supply cost (deferral) accrual	$(36,320)	$(9,845)	$(25,709)	$25,756
Oregon power supply cost (deferral) accrual	—	(159)	(1,523)	1,159
Amortization of prior year authorized balances	(6,551)	(185)	(9,842)	9,703
Total power cost adjustment expense	$(42,871)	$(10,189)	$(37,074)	$36,618

The power supply accruals or deferrals represent the portion of that periods' power supply cost fluctuations accrued or deferred under the PCA mechanisms. Accruals represent additional costs recorded because actual power supply costs were less than the amount forecasted in PCA rates. The power supply cost deferral in the third quarter of 2012 is greater than in 2011 because actual power supply costs in 2012 were higher than the amounts forecasted in PCA rates. If actual power supply costs are greater than the amount forecasted in PCA rates, most of the excess is deferred. The amortization of the prior year’s balances represents the amounts being collected or refunded in the current PCA year that were deferred or accrued in the prior PCA year (the true-up component of the PCA).

Other Operations and Maintenance (O&M) Expenses:  Other O&M expense increased $5.4 million for the quarter and $13.8 million for the year-to-date as compared to the same periods in 2011. The changes in other O&M expense were due to the following:

•
an increase in pension expense of $5.8 million and $11.0 million for the quarter and first nine months, respectively. This increase resulted from a $5.8 million third quarter sharing accrual under Idaho Power's December 2011 settlement agreement, which benefits Idaho customers through an offset to the deferred pension regulatory asset. The remainder of the year-to-date increase represents pension expenses that increased in June 2011 concurrent with increased recovery of deferred pension costs in rates;

•
changes in labor and benefits costs, which declined $2.3 million for the quarter and increased $4.7 million year-to-date. These changes resulted from normal increases in employee wages and costs of providing employee benefits. The change for the quarter was also affected by variations in timing of labor expenses recorded in the current year compared to the prior year;

•
increases in administrative and other costs of $3.2 million for the quarter and $7.4 million for the comparative year-to-date, primarily related to increases in consultant costs, software licenses and maintenance, and other purchased services. A significant portion of the increase related to a lower reimbursement from the U.S. Department of Energy for Smart Grid-related items in 2012 compared to 2011; and

•
decreased thermal plant O&M costs of $0.7 million for the quarter and $9.0 million for the year-to-date related to costs for maintenance outages that occurred in 2011 that did not recur in 2012, as well as lower overall maintenance costs as the plants experienced less wear and tear due to lower utilization during the first half of 2012. The lower utilization was predominately driven by low wholesale energy prices in the region during that period.

Income Taxes

Income Tax Expense: IDACORP's and Idaho Power's income tax expense for the nine months ended September 30, 2012, compared to the same period in 2011, increased $66.9 million and $67.8 million, respectively, primarily as a result of greater Idaho Power pre-tax earnings and IRS examination settlements in 2011, partially offset by a tax accounting method change at Idaho Power. For information relating to IDACORP's and Idaho Power's computation of income tax expense and estimated annual effective tax rate, see Note 2 - “Income Taxes” to the condensed consolidated financial statements included in this report.

Accelerated Amortization of ADITC: Idaho Power's December 2011 settlement stipulation with the IPUC and other parties provided for the availability of additional amortization of ADITC if Idaho Power's actual Idaho ROE is below 9.5 percent in any calendar year from 2012 to 2014.  For information relating to Idaho Power's 2011 settlement stipulation, see Note 3 - “Regulatory Matters” to the condensed consolidated financial statements included in this report. In accordance with the settlement stipulation, Idaho Power has $25 million of additional ADITC amortization available for use in 2012. Based on its estimate of full year Idaho ROE, Idaho Power has no additional ADITC amortization recorded for the nine months ended

September 30, 2012. As of the date of this report, Idaho Power does not expect to record additional ADITC amortization for full year 2012.

Bonus Depreciation: Bonus depreciation provides for the accelerated deduction of current capital expenditures from certain asset classes.  For 2012, the deduction is equal to 50 percent of a qualifying asset's cost. Idaho Power has included an estimated bonus depreciation deduction in its current federal income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Overview

IDACORP's and Idaho Power's operating cash flows are driven principally by Idaho Power's sales of electricity and transmission capacity.  Significant uses of cash flows from operations include the purchase of fuel and power, other operating expenses, capital expenditures, pension plan contributions, and interest. Operating cash flows can be significantly influenced by factors such as weather conditions, rates and the outcome of regulatory proceedings, and economic conditions. As fuel and purchased power are significant uses of cash, and at the same time the prices can be volatile and difficult to predict, Idaho Power has regulatory mechanisms in place that provide for the deferral and recovery of the majority of the fluctuation in those costs. However, if actual costs rise above the level allowed in retail rates, deferral balances increase (reflected as a regulatory asset), negatively affecting operating cash flows until such time as these costs, with interest, are recovered from customers.

Idaho Power uses operating and capital budgets to control operating costs and optimize capital expenditures, and funds its liquidity needs for capital expenditures through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP.  Idaho Power periodically files for rate adjustments to recover increased operating costs and capital investments to provide the opportunity to align Idaho Power's earned returns with those allowed by regulators. Idaho Power is in a period of significant infrastructure investment, adding capacity to its baseload generation, transmission system, and distribution facilities in an effort to ensure an adequate supply of electricity, to provide service to new customers, and to maintain system reliability.  Idaho Power's hydroelectric and thermal generation facilities require continuing upgrades and component replacement, and the costs related to relicensing hydroelectric facilities and complying with the new licenses are substantial.  As a result of these and other projects, Idaho Power estimates that total capital expenditures will be between $720 million and $735 million over the period from 2012 (inclusive of amounts incurred year-to-date in 2012) through 2014.

As of October 26, 2012, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

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

•
Idaho Power's shelf registration statement, which it may use for the issuance of first mortgage bonds and debt securities; $150 million remained available under the shelf registration statement, which expires in May 2013; and

•
IDACORP's and Idaho Power's issuance of commercial paper, which may be issued up to an amount equal to the available capacity under their respective credit facilities, and is used to meet short-term liquidity requirements.

IDACORP and Idaho Power expect to continue financing capital requirements during 2012 and into 2013 with a combination of internally generated funds and externally financed capital, and believe that access to their credit facilities and operating cash flows generated by Idaho Power's utility business are sufficient to meet short-term obligations. To meet long-term maturing debt obligations and costs of infrastructure development, such as Idaho Power's 500-kV transmission projects, the companies may use a combination of internally generated funds, credit facilities, the issuance of long-term debt or equity and, in the case of Idaho Power, capital contributions from IDACORP. Should economic or financing conditions deteriorate, the companies may be required to defer or eliminate certain capital expenditures, to the extent it can do so while maintaining the reliability of its system and service and timely complying with environmental and regulatory obligations. The conditions of the capital markets and the weak economy have in recent years caused a general concern regarding access to sufficient capital at a reasonable cost.  Notwithstanding this concern, IDACORP and Idaho Power have not been significantly affected by this disruption in the credit environment, including in the commercial paper markets, and currently expect to continue to be able to access the capital markets to meet anticipated short- and long-term borrowing needs.

Idaho Power issued $150 million of first mortgage bonds, medium-term notes in April 2012, using a portion of the net proceeds to redeem prior to maturity $100 million of first mortgage bonds, medium-term notes due November 2012. IDACORP and Idaho Power have no other debt maturities in 2012 and expect a minimal need for any additional external financing in 2012, other than issuances of commercial paper to meet cash balancing needs from time-to-time. Idaho Power has $70 million of first mortgage bonds, medium-term notes, due in October 2013, with no first mortgage bonds due thereafter until 2018.

During the first half of 2012, IDACORP continued to issue common stock under the pre-existing dividend reinvestment and employee-related stock purchase plans. Effective July 1, 2012, IDACORP discontinued original issuances of common stock and instructed the plan administrators to use market purchases of IDACORP common stock for purposes of acquiring IDACORP common stock for the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and the Idaho Power Company Employee Savings Plan. However, IDACORP may determine at any time to resume original issuances of common stock under those plans. IDACORP may also determine to issue common stock from time-to-time under its continuous equity program, depending on market conditions and capital needs. IDACORP and Idaho Power seek to maintain capital structures of approximately 50 percent debt and 50 percent equity, and maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of September 30, 2012, IDACORP's and Idaho Power's capital structures were as follows:

	IDACORP	Idaho Power
Debt	47%	49%
Equity	53%	51%
Operating Cash Flows

IDACORP’s and Idaho Power’s operating cash inflows for the nine months ended September 30, 2012 were $181 million and $176 million, respectively.  IDACORP's and Idaho Power's operating cash flows decreased by $53 million and $50 million, respectively, compared to the nine months ended September 30, 2011.  With the exception of cash flows related to income taxes, IDACORP’s operating cash flows are principally derived from the operating cash flows of Idaho Power.  Significant items that affected the companies' operating cash flows in the first nine months of 2012 relative to the same period in 2011 were as follows:

•
Idaho Power made contributions of $44.3 million to its defined benefit pension plan during the first nine months of 2012, while it made $18.5 million of cash contributions during the first nine months of 2011;

•      cash outflows related to income taxes increased by $13 million and $8 million for IDACORP and Idaho Power, respectively. IDACORP had net income tax payments of $1 million in 2012 compared with net refunds of nearly $12 million in 2011. Idaho Power’s net payments to IDACORP for income tax were $1 million for the nine months ended September 30, 2012, compared with net refunds of $7 million for the same period in 2011;

•
changes in regulatory assets associated with the Idaho and Oregon PCA mechanisms reduced cash flows by $74 million, as Idaho Power collected $20 million less of previously deferred costs and incurred $54 million less in the current year accrual, as compared with the first nine months of 2011; and

•
the company's investment in BCC resulted in a net distribution to Idaho Power of $12 million for the first nine months of 2012, as compared to a net distribution of $1 million for the first nine months of 2011. The change in net distribution from year to year is the result of increased net income at BCC and the impact of timing differences associated with BCC incurring costs for reclamation activities and the reimbursement of those costs from the established reclamation trust fund.

Investing Cash Flows

Cash flows from investing activities consist primarily of capital expenditures related to new construction and improvements to Idaho Power’s generation, transmission, and distribution facilities.  IDACORP’s and Idaho Power’s investing cash outflows for the nine months ended September 30, 2012 were $185 million, a decrease of $75 million compared to the nine months ended September 30, 2011.  Investing cash outflows for 2012 and 2011 were primarily for construction of utility infrastructure needed to address Idaho Power’s peak demand growth, aging plant and equipment, and forecasted customer growth. The expenditures during the first nine months of 2012 for additions to property, plant, and equipment were less than the same period in 2011, largely as a result of reduced activity related to the Langley Gulch power plant, as the plant became commercially available on June 29, 2012.

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

IDACORP’s financing cash outflows for the nine months ended September 30, 2012 were $4 million and Idaho Power’s financing cash inflows were $3 million for the same period.  The following are significant items that affected financing cash flows in the first nine months of 2012:

•
in May 2012, Idaho Power redeemed prior to maturity $100 million of outstanding first mortgage bonds due November 2012 using a portion of the proceeds from the $150 million of first mortgage bonds issued in April 2012;

•      IDACORP and Idaho Power paid cash dividends of approximately $50 million; and
•      IDACORP made a capital contribution of $7.5 million to Idaho Power.

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

The issuance of first mortgage bonds requires that Idaho Power meet interest coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust securing the bonds. Future issuances of first mortgage bonds are subject to satisfaction of covenants and security provisions set forth in the Indenture of Mortgage and Deed of Trust, market conditions, regulatory authorizations, and covenants contained in other financing agreements. The Indenture of Mortgage and Deed of Trust limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture of Mortgage and Deed of Trust. As of September 30, 2012, Idaho Power could issue approximately $1.3 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions. However, the Indenture of Mortgage and Deed of Trust further limits the maximum amount of first mortgage bonds at any one time outstanding to $2.0 billion, and as a result the maximum amount of first mortgage bonds Idaho Power could issue as of September 30, 2012 was limited to approximately $489 million. Idaho Power may increase the $2.0 billion limit on the maximum amount of first mortgage bonds outstanding by filing a supplemental indenture with the trustee as provided in the Indenture of Mortgage and Deed of Trust.

Credit Facilities: IDACORP and Idaho Power have $125 million and $300 million credit facilities, respectively. Each of the credit facilities may be used for general corporate purposes and commercial paper back-up. IDACORP's facility permits borrowings under a revolving line of credit of up to $125 million at any one time outstanding, including swingline loans not to exceed $15 million at any time and letters of credit not to exceed $50 million at any time. IDACORP's facility may be increased, subject to specified conditions, to $150 million. Idaho Power's facility permits borrowings through the issuance of loans and standby letters of credit of up to $300 million at any one time outstanding, including swingline loans not to exceed

$30 million at any one time. Idaho Power's facility may be increased, subject to specified conditions, to $450 million. The interest rates for any borrowings under the facilities are based on either (1) a floating rate that is equal to the highest of the prime rate, federal funds rate plus 0.5 percent, or LIBOR rate plus 1.0 percent, or (2) the LIBOR rate, plus, in each case, an applicable margin. The applicable margin is based on IDACORP's or Idaho Power's, as applicable, senior unsecured long-term indebtedness credit rating by Moody's Investors Service, Inc., Standard and Poor's Ratings Services, and Fitch Rating Services, Inc., as set forth on a schedule to the credit agreements. The companies also pay a facility fee based on the respective company's credit rating for senior unsecured long-term debt securities.

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, “consolidated indebtedness” broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). “Consolidated total capitalization” is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At September 30, 2012, the leverage ratios for IDACORP and Idaho Power were 47 percent and 49 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities, which could limit the ability of the companies to issue first mortgage bonds and debt securities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary. At September 30, 2012, IDACORP and Idaho Power were in compliance with all facility covenants. Further, IDACORP and Idaho Power do not believe they will be in violation or breach of its significant debt covenants during the remainder of 2012, but were circumstances to arise that may alter that view management would take appropriate action to mitigate any such issue.

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

While the credit facilities provide for an original maturity date of October 26, 2016, the credit agreements grant IDACORP and Idaho Power the right to request up to two one-year extensions, in each case subject to certain conditions. On October 12, 2012, IDACORP and Idaho Power executed First Extension Agreements with each of the lenders, extending the maturity date under both agreements to October 26, 2017. No other terms of the credit agreements, including the amount of permitted borrowings under the credit agreements, were affected by the extension.

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

Available Short-Term Liquidity: The table below outlines available short-term borrowing liquidity as of the dates specified.

	September 30, 2012		December 31, 2011
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$125,000	$300,000	$125,000	$300,000
Commercial paper outstanding	(51,400)	—	(54,200)	—
Identified for other use (1)	—	(24,245)	—	(24,245)
Net balance available	$73,600	$275,755	$70,800	$275,755
(1)  Port of Morrow and American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds is unable to sell the bonds to third parties.

(2) Holding company only.

At October 26, 2012, IDACORP had no loans outstanding under its credit facility and $70 million of commercial paper outstanding, and Idaho Power had no loans outstanding under its credit facility and no commercial paper outstanding. The table below presents additional information about short-term commercial paper borrowing during the three- and nine-month periods ended September 30, 2012.

	Three months ended		Nine months ended
	September 30, 2012		September 30, 2012
	IDACORP (1)	Idaho Power	IDACORP (1)	Idaho Power
Commercial paper:
Period end:
Amount outstanding	$51,400	$—	$51,400	$—
Weighted average interest rate	0.47%	—%	0.47%	—%
Daily average amount outstanding during the period	$52,543	$9,500	$54,342	$4,835
Weighted average interest rate during the period	0.48%	0.48%	0.47%	0.47%
Maximum month-end balance	$52,000	$12,000	$61,500	$12,000

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

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties.  As of September 30, 2012, Idaho Power had posted $1 million of performance assurance collateral.  Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions.  Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of September 30, 2012, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $4.5 million.  To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's construction expenditures were $188 million and $267 million during the nine months ended September 30, 2012 and 2011, respectively.  The table below presents Idaho Power's estimated cash requirements for construction, excluding AFUDC, for 2012 (including amounts incurred to date during 2012) through 2014 (in millions of dollars).

	2012	2013-2014
Ongoing capital expenditures	$200-205	$490-500
Langley Gulch Power Plant (detailed below)	30	—
Total	$230-235	$490-500

Major Infrastructure Projects:

Idaho Power is engaged in the development of a number of significant projects and has entered into arrangements with third parties concerning joint infrastructure development. The discussion below provides a summary of certain of these projects and notable developments since the discussion of these matters included in Part II, Item 7 - “MD&A - Capital Requirements” in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2011. The discussion below should be read in conjunction with that report.

Langley Gulch Power Plant: The Langley Gulch power plant is a natural gas-fired combined cycle combustion turbine generating plant with a summer nameplate capacity of approximately 300 MW and a winter capacity of approximately 330 MW. Idaho Power placed the plant in service on June 29, 2012. Idaho Power incurred $396 million, including AFUDC, of capital expenditures associated with the project from inception in 2009 through September 2012.

Boardman-to-Hemingway Line: The Boardman-to-Hemingway line, a proposed 300-mile, 500-kV transmission project between a station near Boardman, Oregon and the Hemingway station near Boise, Idaho, would provide transmission service to meet needs identified in the 2011 Integrated Resource Plan (IRP). In January 2012, Idaho Power entered into a joint funding agreement with PacifiCorp and the Bonneville Power Administration (BPA) to jointly pursue permitting of the project. The joint funding agreement provides that Idaho Power's interest in the permitting phase of the project would be approximately 21 percent, and that during future negotiations relating to construction of the transmission line Idaho Power would seek to retain that percentage interest in the completed project. Idaho Power's estimated share of the cost of the permitting phase of the project is $13 million, including AFUDC. Total cost estimates for the project are between approximately $890 million and $940 million, including AFUDC. This cost estimate excludes the impacts of inflation and price changes of materials and labor resources that may occur following the date of the estimate. Idaho Power's share of the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above. Construction costs beyond the permitting phase are not included in the table above.

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

On October 2, 2012, the BPA issued a statement that it had completed an initial prioritization of potential service arrangements for its customer load in southeastern Idaho and, while it had not made a final decision on options for this service, the BPA identified the Boardman-to-Hemingway line with a transmission asset swap as a top priority for pursuit during 2013 and beyond.  According to the BPA, of the options it evaluated, the Boardman-to-Hemingway line with a transmission asset swap has the potential to keep the BPA's costs low, relative to the other options considered.

Gateway West Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a 500-kV transmission project between a station located near Douglas, Wyoming and the Hemingway station. In January 2012, Idaho Power and PacifiCorp entered a new joint funding agreement for permitting of the project. Idaho Power's estimated cost for the permitting phase of the Gateway West project is approximately $24 million, including AFUDC. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $150 million and $300 million, including AFUDC. Idaho Power's share of the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above. Construction costs are not included in the table above. Timing of the construction of each segment of the project is subject to siting, permitting, regulatory approvals, in-service date requirements of the parties electing to construct the line, the terms of any resulting joint construction agreements, and other conditions. On October 4, 2012, the U.S. Bureau of Land Management (BLM) released its preferred route for the project, and Idaho Power is reviewing the implications of that route, including the potential impact on project costs. Idaho Power anticipates continued engagement with stakeholders as the route is evaluated.  The BLM's schedule provides for the issuance of a final EIS in the fourth quarter of 2012 and a record of decision in mid-2013.

Memorandum of Understanding, dated January 12, 2012, among Idaho Power, PacifiCorp, and BPA (2012 MOU): Executed in connection with the BPA's participation in the joint funding agreement for the Boardman-to-Hemingway line, the 2012 MOU provides that the parties will negotiate in good faith the terms of mutually satisfactory definitive agreements that would allow BPA to meet its load service obligations in southeast Idaho. It provides that the parties will explore opportunities to establish eastern Idaho load service from the Hemingway substation in exchange for similar service from the Federal Columbia River Transmission System. The 2012 MOU outlines at least two potential alternatives for further negotiation, including a network service option and an asset ownership rights option on the parties' transmission systems, both of which include BPA participation in the Boardman-to-Hemingway transmission line. Any party may terminate the 2012 MOU at any time, without penalty, and the 2012 MOU automatically expires on December 31, 2014.

AMI/Smart Grid and American Recovery and Reinvestment Act of 2009 (ARRA): The advanced metering infrastructure project provides the means to automatically retrieve energy consumption information, eliminating manual meter reading expense. In December 2011, Idaho Power completed the installation of its advanced metering technology at a cost of $71.8 million. Under the ARRA, Idaho Power was awarded a grant of $47 million from the DOE. The grant was signed by the DOE in April 2010 and applies to project costs, including those associated with the AMI project, incurred beginning in August 2009 for a three-year term. As of September 30, 2012, Idaho Power had invoiced approximately $39.1 million to the DOE, of which $37.5 million had been received. The costs to be reimbursed by the grant are not included in the Capital Requirements table above.

Changes to Capital Project Mix: At times, Idaho Power may seek to accelerate, scale back, modify, or eliminate projects, or seek alternative projects, to accommodate anticipated resource needs and to help ensure its ability to provide reliable electric service and meet load and transmission capacity obligations. Scaling back or eliminating a project due to regulatory challenges or other factors influencing the feasibility of a project may result in Idaho Power pursuing one or more separate, more costly projects. For instance, if Idaho Power were unable to secure permits or joint funding commitments to develop transmission infrastructure necessary to serve loads, it may terminate those projects and, as an alternative, develop additional generation facilities within areas where Idaho Power has available transmission capacity. Idaho Power's IRP seeks to address these potential alternatives and their associated risks and costs. Termination of a project carries with it the potential for a write-off of all or a significant portion of the costs associated with the project.

Defined Benefit Pension Plan Contribution: During the first nine months of 2012, Idaho Power contributed $44.3 million to its defined benefit pension plan. Idaho Power contributed $18.5 million to its defined benefit pension plan in 2011 and $60 million in 2010. As reported in more detail in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2011, Idaho Power expects to make additional significant cash contributions to its defined benefit pension plan in coming years. Idaho Power has evaluated the potential impact of recently approved federal legislation that will alter the timing and amount of future contributions to the defined benefit pension plan. The legislation, signed into law in July 2012, provides a smoothing mechanism applicable to the calculation of plan minimum contributions, and will reduce minimum amounts required to be contributed to the plan in at least the next few years. The legislation's partial funding relief is automatically effective for all contributions beginning in 2013, and Idaho Power chose to adopt the funding relief for its 2012 contributions. In May 2011, the IPUC authorized Idaho Power to increase its annual recovery and amortization of deferred pension costs from $5.4 million to $17.1 million. The primary impact of pension contributions is on cash flows.

Contractual Obligations

IDACORP's and Idaho Power's contractual obligations, outside of the ordinary course of business, have not changed materially from the amounts disclosed in their Annual Report on Form 10-K for the year ended December 31, 2011, except as follows:

•
nine power purchase agreements were terminated due to either an uncured breach by the respective counterparties or pursuant to IPUC-approved settlement arrangements between the parties, which reduced Idaho Power's contractual payment obligations by approximately $736 million over the 15-year to 25-year lives of the contracts; and

•
Idaho Power issued $150 million of first mortgage bonds, medium-term notes (long-term indebtedness), using a portion of the net proceeds from that issuance to redeem prior to maturity $100 million of outstanding first mortgage bonds, medium-term notes due November 2012.

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

On January 19, 2012, IDACORP's board of directors voted to increase the quarterly dividend, commencing with the dividend paid on February 29, 2012, to $0.33 per share of IDACORP common stock, from the prior quarterly dividend amount of $0.30 per share of IDACORP common stock. On September 20, 2012, IDACORP's board of directors voted to increase the quarterly dividend again in 2012, commencing with the dividend payable on November 30, 2012, to $0.38 per share of IDACORP common stock. In its September 20 press release, IDACORP stated that based on IDACORP’s then-current estimates for earnings and cash flow and assuming IDACORP meets those estimates, IDACORP’s management anticipates recommending to the board of directors an additional increase to the quarterly dividend in September 2013 of at least ten percent. As of the date of this report, IDACORP's management's expectations for a September 2013 dividend increase recommendation have not changed.

For additional information relating to IDACORP and Idaho Power dividends, including additional restrictions on IDACORP’s and Idaho Power’s payment of dividends, see Note 6 – “Common Stock” to the condensed consolidated financial statements included in this report.

Contingencies and Proceedings

IDACORP and Idaho Power are involved in a number of litigation, alternative dispute resolution, and administrative proceedings, and are subject to claims and legal actions arising in the ordinary course of business, that could affect their future results of operations and financial condition. Certain legal or administrative proceedings to which IDACORP or Idaho Power are parties or are otherwise involved, and certain actual or potential legal claims pertaining to Idaho Power, are described in Note 9 - "Contingencies" to the condensed consolidated financial statements included in this report. Except where noted in Note 9, in many instances IDACORP and Idaho Power are unable to predict the outcomes of the matters or estimate the impact the proceedings may have on their financial positions, results of operations, or cash flows.

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

Off-Balance Sheet Arrangements

IDACORP’s and Idaho Power's off-balance sheet arrangements have not changed materially from those reported in MD&A in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2011.

Impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted into law in July 2010. The Dodd-Frank Act establishes regulatory jurisdiction by the Commodity Futures Trading Commission (CFTC) and the SEC for certain swaps (which include a variety of derivative instruments) and the users of such swaps, and directed the CFTC and SEC to promulgate rules implementing a number of provisions of the Dodd-Frank Act. Under rules adopted pursuant to the Dodd-Frank Act, entities designated as "swap dealers" or "major swap participants" are subject to specified margin, collateral, mandatory exchange clearing, and reporting obligations. In April 2012, the SEC and the CFTC issued a joint final rule defining the terms "swap dealer" and "major swap participant." Idaho Power has determined that it is unlikely to be classified as either a swap dealer or a major swap participant under the rules, thus exempting Idaho Power from direct application of certain of the margin, collateral, and other burdensome and costly requirements of the rules. However, Idaho Power expects that entities classified as swap dealers or major swap participants will pass along their increased costs through higher prices and reductions in thresholds for posting collateral. Further, while Idaho Power believes that it may often rely upon an exemption from mandatory exchange clearing obligations contained in the rules, Idaho Power expects that the cost of entering into non-cleared swaps may increase and that required margin levels may be higher. Idaho Power will also incur costs in connection with the reporting obligation under the rules. As of the date of this report Idaho Power expects that the financial and operational impact of the swap-related provisions of the Dodd-Frank Act and the CFTC's and SEC's associated rules will not be significant.

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

Idaho Power's need for rate relief and the development of rate case plans takes into consideration short-term and long-term needs, as well as specific factors that can affect the timing of rate filings. Such factors include, among other things, in-service dates of major capital investments and the timing of changes in major revenue and expense items. Idaho Power filed general rate cases in Idaho and Oregon during 2011, as well as a single-issue rate case for the Langley Gulch power plant in Idaho and Oregon in 2012, which have largely concluded. Idaho Power will continue to assess its need for general rate relief in consideration of the factors described above. Between general rate cases, Idaho Power relies upon power cost adjustment mechanisms, riders, and other mechanisms to reduce regulatory lag, which refers to the period of time between making an investment or incurring an expense and earning a return and recovering that investment or expense. Management's focus on constructive regulatory outcomes in 2011 and 2012 has been targeted largely at eliminating that regulatory lag.

Recent Regulatory Developments

In addition to the discussion below, which includes notable regulatory developments since the discussion of these matters in Item 7 - MD&A and in Note 3 - "Regulatory Matters" in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2011, refer to Note 3 - “Regulatory Matters” to the condensed consolidated financial statements included in this report for additional information and updates relating to Idaho Power's regulatory matters and recent regulatory filings and orders. The table below includes summary information on notable regulatory proceedings largely completed during 2012, and is followed by a summary of the more notable matters.

Description	Effective Date	Estimated Annual Rate Impact (millions)(1)
Idaho:
Langley Gulch power plant	7/1/2012	$58.1
Power cost adjustment (2)	6/1/2012	43.0
2011 general rate case settlement	1/1/2012	34.0
Boardman power plant cost recovery	6/1/2012	1.5
Fixed cost adjustment (2)	6/1/2012	1.2
Revenue sharing pursuant to January 2010 settlement agreement (2)	6/1/2012	(27.1)
Depreciation rate for non-AMI meters	6/1/2012	(10.6)
Depreciation update (other than non-AMI meters and Boardman plant)	6/1/2012	(1.3)
Oregon:
Langley Gulch power plant	10/1/2012	3.0
Oregon general rate case settlement	3/1/2012	1.8
Oregon annual power cost update (2)	6/1/2012	1.8

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

Idaho General Rate Case Settlement: In December 2011, the IPUC approved a settlement stipulation in Idaho Power's general rate case, which provided for a 7.86 percent authorized rate of return on an Idaho-jurisdiction rate base of approximately $2.36 billion. The approved settlement stipulation resulted in a 4.07 percent, or $34.0 million, overall increase in Idaho Power's annual Idaho-jurisdictional base rate revenues. New rates in conformity with the settlement became effective on January 1, 2012.

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

•
if Idaho Power's actual Idaho ROE for 2012, 2013, or 2014 exceeds 10.0 percent, the amount of Idaho Power's Idaho- jurisdictional earnings exceeding a 10.0 percent, and up to and including 10.5 percent, Idaho ROE for the applicable year would be shared equally between Idaho Power and its Idaho customers in the form of a rate reduction to become effective at the time of the subsequent year's PCA adjustment; and

•
if Idaho Power's actual Idaho ROE for 2012, 2013, or 2014 exceeds 10.5 percent, the amount of Idaho Power's Idaho- jurisdictional earnings exceeding a 10.5 percent Idaho ROE for the applicable year would be allocated 25 percent to Idaho Power and 75 percent to benefit Idaho customer rates through an offset in the pension balancing account, which would reduce the amount Idaho Power would collect from customers in rates.

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

Langley Gulch Power Plant: On June 29, 2012, the IPUC issued an order approving a $58.1 million increase in annual Idaho- jurisdiction base rates, effective July 1, 2012, for recovery of Idaho Power's investment in the Langley Gulch power plant and associated costs. On September 20, 2012, the OPUC issued an order approving an approximately $3.0 million increase in annual Oregon jurisdiction base rates for recovery of the investment and associated costs, with new rates in effect October 1, 2012. The plant became commercially available on June 29, 2012.

Power Cost Adjustment - Idaho: On April 13, 2012, Idaho Power made its annual PCA filing with the IPUC, requesting a $43 million increase to Idaho PCA rates, effective for the period from June 1, 2012 to May 31, 2013. The requested increase reflects increased projected power supply costs relative to the prior PCA year, due largely to an increase in mandated purchases of higher-cost, intermittent power under PURPA power purchase contracts. The IPUC issued an order on May 31, 2012 approving Idaho Power's application as filed. Previous annual PCA orders have resulted in a $40.4 million Idaho PCA rate decrease, effective June 1, 2011, and a $146.9 million Idaho PCA rate decrease, effective June 1, 2010. These prior PCA rate decreases were offset by increases in power supply costs in base rates and deferrals and amortization under the Idaho PCA mechanism, resulting in a relatively small impact on earnings.

Idaho Non-AMI Meter Depreciation: On April 27, 2012, the IPUC approved Idaho Power's February 2012 application requesting approval of a $10.6 million decrease in rates for specified customer classes, effective June 1, 2012, as a result of the removal of accelerated depreciation expense associated with non-AMI metering equipment.

Change in Deferred Net Power Supply Costs

Deferred power supply costs represent certain differences between Idaho Power's actual net power supply costs and the costs included in its retail rates, the latter being based on annual estimates of power supply costs. Deferred power supply costs are recorded on the balance sheets for future recovery or refund through customer rates. The table below summarizes the change in deferred net power supply costs during the nine months ended September 30, 2012.

	Idaho	Oregon(1)	Total
Balance at December 31, 2011	$(13,121)	$8,490	$(4,631)
Current period net power supply costs deferred	25,709	1,523	27,232
2011 revenue sharing liability applied to PCA true-up mechanism (2)	(27,201)	—	(27,201)
Prior amounts returned (recovered) through rates	21,993	(1,654)	20,339
SO2 allowance and renewable energy certificate (REC) sales	(3,197)	(156)	(3,353)
Interest and other	(243)	511	268
Balance at September 30, 2012	$3,940	$8,714	$12,654
(1)  Oregon power supply cost deferrals are subject to a statute that specifically limits rate amortizations of deferred costs to six percent of gross Oregon revenue per year (approximately $3 million).  Deferrals are amortized sequentially.

(2) 2011 revenue sharing includes a $27.1 million liability together with carrying charges.

PURPA Power Purchases - Challenges and Proceedings

Pursuant to the requirements of Section 210 of PURPA, the IPUC and OPUC have each issued orders and rules regulating Idaho Power's purchase of power from CSPP facilities.  A key component of the PURPA power purchase contracts is the energy price contained within the agreements.  Regulatory-mandated execution of PURPA agreements at times results in Idaho Power acquiring energy it does not need to serve loads, and at above wholesale market prices.  Substantially all PURPA power purchase costs are recovered through base rates and Idaho Power's power supply cost mechanisms, and thus the primary impact of the PURPA agreements is on customer rates.  In addition to increasing power purchase costs, integration of intermittent, non-dispatchable resources (such as wind power) into Idaho Power's portfolio creates a number of complex operational risks and challenges.

Idaho Power remains engaged in proceedings at the IPUC and OPUC relating to the determination of appropriate power purchase prices and other terms of PURPA power purchase agreements. Idaho Power is also engaged in proceedings at the FERC relating to its obligations under PURPA power purchase agreements. On January 31, 2012, Idaho Power submitted written testimony in its PURPA proceedings before the IPUC, in support of its request that, among other items, the IPUC (a) change the methodology used to establish power purchase prices for PURPA projects, (b) reduce the maximum authorized PURPA power purchase agreement term from the existing 20 years to a maximum of 5 years, and (c) authorize a curtailment strategy that would allow Idaho Power to optimize use of its cost-effective resources. Separately, on March 12, 2012, Idaho Power filed an application with the IPUC seeking a temporary stay of its obligation to enter into new PURPA power purchase agreements. While the IPUC denied Idaho Power's request for a stay in a March 22, 2012 order, the IPUC's order provided that the PURPA pricing methodologies in effect as of that date do not produce rates that are just and reasonable or in the public interest. As a result, the IPUC's order further provided that the IPUC would individually evaluate all contracts for PURPA projects over 100 kW entered into by Idaho Power and presented to the IPUC for approval, noting that FERC regulations require that the purchase price be just and reasonable to customers and in the public interest. Hearings in the IPUC proceedings were held during August 2012. Similar proceedings at the OPUC are also ongoing.

Developments with Large Industrial Customer

In March 2009, the IPUC approved a September 2008 electric service agreement between Idaho Power and Hoku Materials, Inc. (Hoku), to provide electric service to Hoku’s polysilicon production facility then under construction in Idaho.  The initial term of the agreement was four years beginning December 1, 2009, with a maximum demand obligation during the initial term of 82 MW.  In connection with an overdue invoice for electric service, in February 2012 Idaho Power, Hoku, and the IPUC Staff filed with the IPUC a settlement stipulation to amend the electric service agreement, and on March 15, 2012, the IPUC approved the stipulation revising the contract.

As a result of Hoku's failure to remain timely in payments under the revised agreement, Idaho Power terminated its provision of electric service under the revised agreement in May 2012. Idaho Power applied a $2 million deposit to Hoku's April, May, and June 2012 invoices under the revised agreement and fully exhausted the deposit required by the revised agreement. For full year 2012 and prior to termination of service, Idaho Power had anticipated contract payments of $5.4 million that are unaffected by the PCA mechanism and $6.8 million of revenues that are affected by and flow through the PCA mechanism, for a total of $12.2 million. Assuming that Hoku does not perform its obligations under the revised agreement during the remainder of 2012, Idaho Power estimates that it will only recognize $3.8 million of full year 2012 revenues that are unaffected by the PCA mechanism and $2.8 million of revenues that are affected by and flow through the PCA mechanism, for a total of $6.6 million for full year 2012. The ultimate impact of non-payment and associated decreases in revenue on 2012 net income would be tempered by a decrease in costs Idaho Power may have incurred in connection with the provision of service to Hoku and the impact of the PCA mechanism, likely resulting in a relatively small impact on full year net income.

2011 Integrated Resource Plan - Oregon Acknowledgment

On May 21, 2012, the OPUC acknowledged Idaho Power's 2011 IRP, with conditions and exceptions. The OPUC directed Idaho Power to, among other things, include in its next IRP update an evaluation of environmental compliance costs for existing coal-fired plants. Idaho Power was directed to investigate whether there is "flexibility in the emerging environmental regulations" that would allow Idaho Power to "avoid early compliance costs by offering to shut down individual units prior to the end of their useful lives." The order also directed Idaho Power to conduct further plant-specific analysis to determine whether this trade-off would be in the ratepayers' interest. Idaho Power is currently preparing its 2013 IRP.

Hydroelectric Projects - Relicensing and Upgrades

Costs for the relicensing of Idaho Power's hydroelectric projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Relicensing costs and costs related to new licenses will be submitted to regulators for recovery through the ratemaking process. HCC relicensing costs of $156 million were included in construction work in progress at September 30, 2012. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho-jurisdiction rates approximately $6.5 million annually ($10.7 million grossed up for income taxes) of AFUDC relating to the HCC relicensing project, and collecting these amounts will reduce the relicensing amount submitted to regulators for recovery through the ratemaking process.

Item 7 - MD&A - "Regulatory Matters" in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2011 contains a discussion of the status of relicensing efforts and other projects for the HCC, Swan Falls Project, and Shoshone Falls facility. Set forth below is an update on the status of those projects relative to that prior discussion.

Swan Falls Project - On September 28, 2012, the FERC issued Idaho Power a 30-year license for continued operation of the Swan Falls hydroelectric project. Idaho Power is evaluating the terms and conditions of the license, but as of the date of this report believes that operational changes will be modest and that the capital investments it will be required to make under the terms of the license will be within the range Idaho Power expected.

Shoshone Falls Expansion - On July 1, 2010, the FERC amended the license for the Shoshone Falls project to expand its generating capacity from 12.5 MW to approximately 61 MW.  The amended license has an expiration date of 2034, but provides that the license will be extended to 2044 following completion of the proposed generation capacity expansion project.  On May 1, 2012, FERC granted Idaho Power a two-year schedule extension to complete construction of the expansion. As a result, the new deadline for construction completion is July 1, 2017. Subject to the outcome of additional cost studies and analysis and the results of further engineering and design work, Idaho Power will make a final determination whether to proceed with the expansion project. To mitigate the regulatory risk associated with the project, at least in part, Idaho Power plans to seek regulatory support for cost recovery from the IPUC and OPUC prior to commencement of construction.

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

Additionally, the FERC licenses issued for Idaho Power's hydroelectric generating plants impose numerous environmental requirements, such as aeration of water discharged through turbines to meet dissolved gas and temperature standards in the tail waters downstream from the plants.  Idaho Power monitors these issues and reports the results to the appropriate regulatory agencies.  Also, Idaho Power co-owns three coal-fired power plants and owns three natural gas-fired combustion turbine power plants that are subject to a broad range of environmental requirements, including air quality regulation.  These regulations could affect IDACORP's and Idaho Power's results of operations and financial condition if the costs associated with these environmental requirements cannot be fully recovered in rates on a timely basis or at all.

Operation of Idaho Power's jointly-owned coal-fired power plants is subject to a broad range of federal, state, and local environmental laws and regulations, both pending and enacted. Idaho Power expects that these laws and regulations, which will continue to increase the cost of operating coal-fired power plants and constructing new facilities, will necessitate installation of additional pollution control devices at existing generating plants, or result in Idaho Power discontinuing operation of certain coal-fired plants where operation becomes uneconomical.  In connection with its IRP process, Idaho Power has been conducting cost studies and scenario analysis to assess these investment decisions, using a range of fuel pricing assumptions, plant upgrade and retirement costs, environmental regulation assumptions, replacement costs, and other factors in that assessment. Idaho Power plans to publish the results of its most recent analysis with its 2011 IRP update to be filed with the OPUC in November 2012, and invites interested parties to review and comment on the results of the analysis.

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

Environmental Sustainability Initiatives

Extension of CO2 Intensity Reduction Goal

While there is currently no national mandatory greenhouse gas reduction requirement, Idaho Power continues to prepare for potential legislative and/or regulatory restrictions on emissions in order to help reduce the costs of complying with such restrictions on its customers. To that end, Idaho Power is engaged in voluntary greenhouse gas emission intensity reduction efforts.  In September 2009, IDACORP's and Idaho Power's boards of directors approved guidelines that established a goal to reduce Idaho Power's resource portfolio's average CO2 emission intensity for the 2010 through 2013 time period to a level of 10 to 15 percent below Idaho Power's 2005 CO2 emission intensity of 1,194 lbs CO2/MWh.  Idaho Power's estimated CO2 emission intensity from its generation facilities, as submitted to the Carbon Disclosure Project, was 672, 1,051, and 1,004 lbs/MWh for 2011, 2010, and 2009 respectively.

As of the date of this report, Idaho Power is on-track to exceed the CO2 emission intensity reduction goal it established in 2009. The combination of effective utilization of hydroelectric projects, above average stream flows during 2011, reduced usage of coal-fired facilities, and addition of the Langley Gulch natural gas-fired power plant have positioned the company to extend its CO2 intensity reduction goal period for an additional two years, targeting an average reduction of 10 to 15 percent below its 2005 levels for the entire 2010 through 2015 time period. Idaho Power management plans to recommend to its board of directors that the board approve the extension of the intensity reduction goal.

Wind Integration Study

Since 2010, Idaho Power has seen an unprecedented increase in the number of wind power developments seeking to enter into power purchase arrangements with Idaho Power pursuant to PURPA. As of September 30, 2012, Idaho Power had CSPP wind contracts with on-line projects totaling 537 MW of nameplate capacity, as well as an additional 101 MW nameplate capacity from the Elkhorn Valley non-CSPP wind project.

As described above in this MD&A under “PURPA Power Purchases - Challenges and Proceedings,” Idaho Power has been involved in proceedings at the IPUC, OPUC, and FERC to determine the appropriate power purchase price and other terms of PURPA agreements, as to-date those terms have resulted in a significant increases in the number of PURPA projects seeking contracts with Idaho Power and associated escalation in power purchase costs to the detriment of Idaho Power's customers. Beyond the direct adverse impact on customer rates are the operational challenges imposed by power purchases mandated by PURPA. An abundance of wind power during times when Idaho Power has available lower-cost resources available to meet load demands has an impact on the operation of Idaho Power's other generation plants, system reliability, wear and tear on dispatchable generators from rapidly adjusting output to balance loads, and power supply costs. When forecast wind or other intermittent resources do not materialize, Idaho Power must have dispatchable resources on stand-by to ensure the continued delivery of reliable power. The quantity of wind generation that Idaho Power can integrate depends largely on customer load. During times of markedly low customer demand, the system of dispatchable generators often cannot provide the stand-by capacity for balancing wind without causing an over-generation condition. System hydro regulations, available reservoir storage volume, dispatched resources, FERC restrictions, environmental regulations, and numerous other conditions also influence Idaho Power's ability to integrate wind onto its system.

In response to the operational challenges associated with integrating wind, and the recognition that these challenges will become even more pronounced as the volume of intermittent resources in Idaho Power's portfolio increases, Idaho Power continues efforts to better understand the effects of wind on power system operation.  As part of these efforts, Idaho Power issued its first wind integration study in 2007, and beginning in 2011 Idaho Power launched its second, and more comprehensive, wind integration study.  The goal of the most recent study is to assess the costs incurred in modifying operations of dispatchable generating resources to allow them to respond to the variable and uncertain energy supplied by wind generators and deliver reliable energy to customers.  Additionally, the study aims to provide insight on the maximum amount of wind generation Idaho Power's system can accommodate without impacting reliability.  Idaho Power has committed considerable resources to the study, including working with an independent consultant, utility industry peers, and interested parties, and has also held public workshops.  Idaho Power intends to release the details of the report publicly and invites interested parties to provide their feedback. Further in response to the integration challenges, Idaho Power has implemented an internally developed wind forecasting system, in recognition that cost intensive modifications to operations intended to integrate wind are reduced, though not eliminated, with improved wind production forecasting.
As outlined in its inaugural sustainability report issued in May 2011, Idaho Power's goal is to maintain a balanced set of resources, including through its low-cost hydro, natural gas, and coal fleet, as well as through renewable energy and purchased power. In seeking this balance, Idaho Power does and will continue to take into consideration not only economic considerations, but also environmental concerns, including the impact of any dispatch and resource decisions on Idaho Power's carbon emission reduction goals.

Environmental Regulation

Mercury and Air Toxics Standards (MATS): In April 2010, the U.S. District Court for the District of Columbia approved, by consent decree, a timetable that required the EPA to finalize a standard to control mercury emissions from coal-fired power plants by November 2011.  In March 2011, the EPA released the proposed MATS to control emissions of mercury and other hazardous air pollutants (HAPs) from coal- and oil-fired electric utility steam generating units (EGUs) under the federal Clean Air Act (CAA). In the same notice, the EPA further proposed to revise the new source performance standards (NSPS) for fossil fuel-fired EGUs. Both the proposed HAPs regulation and the associated NSPS revisions were finalized on February 16, 2012. The regulation imposes maximum achievable control technology and NSPS on all coal-fired EGUs and replaces the former Clean Air Mercury Rule. Specifically, the regulation sets numeric emission limitations on coal-fired EGUs for total particulate matter (a surrogate for non-mercury HAPs), hydrogen chloride, and mercury. In addition, the regulation imposes a work practice standard for organic HAPs, including dioxins and furans. For the revised NSPS, for EGUs commencing construction of a new source after publication of the final rule, the EPA has established amended emission limitations for particulate matter, sulfur dioxide, and nitrogen oxides. Mercury continuous emission monitoring systems have been installed on all of the coal-fired units at the Jim Bridger, Boardman, and Valmy generating plants.  However, Idaho Power has reviewed the final rule and is in the process of determining how to meet these regulations at the Bridger, Boardman, and Valmy generating plants. The compliance deadline for the new MATS could be as early as 2015, though the current federal Administration has suggested that a one-year extension may be available for utilities where justified.

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

NAAQS for Particulate Matter: On June 29, 2012, the EPA published proposed revisions to the primary and secondary NAAQS for fine particulate matter (PM2.5). The EPA also proposed revisions to the prevention of significant deterioration permitting program with respect to the proposed NAAQS revisions. The EPA has stated that it plans to finalize the air quality standards by December 2012. The EPA's proposed primary standard for fine particles was between 12 and 13 micrograms per cubic meter (µg/m3), calculated as a three-year average. The EPA proposed to retain the exiting 24-hour primary standard for fine particulate matter at 35 µg/m3. The EPA proposed to remain unchanged the secondary standards for PM2.5 and would be identical to the primary standards. Once finalized, the revisions to the NAAQS would trigger a process under which states will make recommendation to the EPA regarding designations of attainment or non-attainment. States also will be required to review, modify, and supplement their existing state implementation plans (SIP), which could require the installation of additional controls and requirements for Idaho Power's coal-fired generation plants, depending on the level ultimately finalized. The revised NAAQS would also have an impact on the applicable air permitting requirements for new and modified facilities. The EPA has stated that it plans to issue nonattainment designations by late 2014, with states having until 2020 to comply with the standards. As applicable rules have not yet been finalized and adopted, as of the date of this report Idaho Power is unable to predict the potential financial or operational impact of the proposed NAAQS for fine particulate matter.

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

Clean Air Act - Regional Haze Rules: In accordance with federal regional haze rules under the CAA, coal-fired utility boilers are subject to regional haze - best available retrofit technology (RH BART) if they were built between 1962 and 1977 and affect any Class I areas. This includes all four units at the Jim Bridger plant and the Boardman plant. Under the CAA, states are required to develop a SIP to meet various air quality requirements and submit them to the EPA for approval. The CAA provides that if the EPA deems a SIP submittal to be incomplete or "unapprovable," then the EPA will promulgate a federal implementation plan (FIP) to fill the deemed regulatory gap. In May 2012, the EPA proposed to partially reject Wyoming's regional haze SIP, submitted in January 2011, for NOx reduction at the Jim Bridger plant, instead proposing to substitute the

EPA's own RH BART determination and FIP. The EPA's primary proposal would result in an acceleration of the installation of selective catalytic reduction (SCR) additions at Bridger Units 1 and 2 to within five years after the FIP, or a SIP revised to be consistent with the proposed FIP, is adopted by the EPA. The EPA has stated that it plans to adopt the FIP, or approve the revised Wyoming SIP, by late 2012. The EPA recognized that this accelerated schedule may create a hardship for the owners of the Jim Bridger plant, including Idaho Power and its customers, and has requested the submission of comments on whether the Wyoming schedule that would not require installation of the SCR on Bridger Units 1 and 2 until 2021 and 2022, respectively, is more appropriate. In August 2012, Idaho Power and PacifiCorp, among other interested parties, submitted comments to the EPA in support of the Wyoming SIP and requesting that the SIP be approved without amendment.

Clean Water Act Section 316(b): In March 2011, the EPA issued a proposed rule that would establish requirements under Section 316(b) of the federal Clean Water Act for all existing power generating facilities and existing manufacturing and industrial facilities that withdraw more than 2 million gallons per day of water from waters of the U.S. and use at least 25 percent of the water they withdraw exclusively for cooling purposes. The proposed rules would establish national requirements applicable to the location, design, construction, and capacity of cooling water intake structures at these facilities by setting requirements that reflect the best technology available for minimizing adverse environmental impact. In June 2012, the EPA released new data, requested further public comment, and announced it plans to finalize the cooling water intake structures rule by June 2013. Based on the qualification criteria, Idaho Power expects that the new requirements would apply to the Jim Bridger plant but is unable to determine the potential increased costs that may result until final rules are issued and it has performed cost studies.

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

Renewable Energy Contracts and Credits

CSPP Contracts: Idaho Power purchases wind power from both CSPP and non-CSPP facilities, including its largest non-CSPP wind power project -- the Elkhorn Valley wind project with a 101 MW nameplate capacity. As of September 30, 2012, Idaho Power had contracts to purchase energy from 26 on-line CSPP wind power projects with a combined nameplate rating of 537 MW.  At that date, Idaho Power also had signed, public utility commission-approved contracts to purchase energy from one CSPP wind project with a combined nameplate rating of 40 MW.  This project is expected to be on-line in December 2012.  In addition to its power purchase arrangements with wind power generators, Idaho Power has contracts for the purchase of power from other renewable generation sources, such as biomass, solar, and small hydroelectric projects. As of September 30, 2012, Idaho Power had 20 MW of solar power generation under contract for purchase. As of September 30, 2012, Idaho Power had the number and nameplate capacity of signed CSPP-related agreements with terms ranging from one to 35 years set forth in the table below.

Status	Number of CSPP Contracts	Nameplate Capacity (MW)
On-line as of September 30, 2012	102	739
Contracted and projected to come on-line by year-end 2014	7	92
Total	109	831

In August 2012, Idaho Power entered into a settlement stipulation with the developer of wind projects with a planned aggregate nameplate capacity of 116 MW, in connection with Idaho Power's contention that the developer had failed to complete the project in advance of the scheduled operation date required by the power purchase agreements entered into between Idaho Power and the wind projects. The settlement stipulation, which was approved by the IPUC in August 2012, provides that Idaho Power will return to the project developer the letters of credit it held as delay security for the projects, and that the power purchase agreements would be terminated.

REC Sales: Pursuant to an IPUC order, Idaho Power is selling its near-term RECs and returning to Idaho customers their share (shared 95 percent with customers in the Idaho jurisdiction) of those proceeds through the PCA. Idaho Power filed a REC

Management Plan with the IPUC in December 2009 to address its treatment of future RECs.  Under the REC Management Plan, Idaho Power is selling its near-term RECs while continuing to acquire and hold long-term contractual rights to own RECs for use in meeting future renewable portfolio standards.  For the nine months ended September 30, 2012 and 2011, Idaho Power's REC sales were approximately $4 million and $5 million, respectively. Ordinarily, Idaho Power does not receive the RECs associated with PURPA projects. However, Idaho Power is engaged in proceedings at the IPUC relating to ownership of RECs associated with PURPA projects.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP and Idaho Power are exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk.  The following discussion summarizes these risks and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at September 30, 2012.

Interest Rate Risk

IDACORP and Idaho Power manage interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt.  Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt:  As of September 30, 2012, IDACORP and Idaho Power had $75.5 million and $24.1 million, respectively, in net floating-rate debt. The fair market value of this debt was $75.5 million and $24.1 million, respectively. Assuming no change in financial structure, if variable interest rates were to average one percentage-point higher than the average rate on September 30, 2012, interest rate expense would increase and pre-tax earnings would decrease by approximately $0.8 million for IDACORP and $0.2 million for Idaho Power.

Fixed Rate Debt:  As of September 30, 2012, IDACORP and Idaho Power each had $1.5 billion in fixed rate debt, with a fair market value equal to $1.8 billion.  These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates.  However, the fair value of these instruments would increase by approximately $152.9 million for both IDACORP and Idaho Power if market interest rates were to decline by one percentage point from their September 30, 2012 levels.

Commodity Price Risk

Idaho Power's exposure to changes in commodity prices is related to its ongoing utility operations that produce electricity to meet the demand of its retail electric customers. To supplement its generation resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP’s and Idaho Power’s commodity price risk as of September 30, 2012 had not changed materially from that reported in Item 7A of IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2011.  Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 12 – “Derivative Financial Instruments” to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice.  Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties.  As of September 30, 2012, Idaho Power had posted $1.2 million of performance assurance collateral.  Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post performance assurance collateral.  Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions.  Based upon Idaho Power's current energy and fuel portfolio and market conditions as of September 30, 2012, the approximate amount of collateral that could be requested upon a downgrade to below investment grade is approximately $4.5 million.  Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls, through sensitivity analysis, to minimize capital requirements.

Idaho Power’s credit risk related to uncollectible accounts as of September 30, 2012 had not changed materially from that reported in Item 7A of IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2011.

Equity Price Risk

IDACORP and Idaho Power are exposed to price fluctuations in equity markets, primarily through their defined benefit pension plan assets, a mine reclamation trust fund owned by an equity-method investment of Idaho Power, and other equity security investments at Idaho Power. IDACORP’s and Idaho Power’s equity price risk as of September 30, 2012 had not changed materially from that reported in Item 7A of IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP:  The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2012, have concluded that IDACORP’s disclosure controls and procedures are effective as of that date.

Idaho Power:  The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2012, have concluded that Idaho Power’s disclosure controls and procedures are effective as of that date.

Changes in Internal Control Over Financial Reporting

There have been no changes in IDACORP’s or Idaho Power’s internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, IDACORP’s or Idaho Power’s internal control over financial reporting.

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

Issuer Purchases of Equity Securities

IDACORP, Inc. did not repurchase any shares of its common stock during the quarter ended September 30, 2012.

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

IDACORP, INC.
(Registrant)

Date:	November 1, 2012	By:	/s/ J. LaMont Keen
J. LaMont Keen
President and Chief Executive Officer

Date:	November 1, 2012	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
Executive Vice President - Administrative
Services and Chief Financial Officer

IDAHO POWER COMPANY
(Registrant)

Date:	November 1, 2012	By:	/s/ J. LaMont Keen
J. LaMont Keen
Chief Executive Officer

Date:	November 1, 2012	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012:

		Incorporated by Reference				Included
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Herewith

10.62[1]	Amendment, dated September 19, 2012, to the Idaho Power Company Security Plan for Senior Management Employees					X
10.63[1]	Amendment, dated September 19, 2012, to the Idaho Power Company Security Plan for Senior Management Employees II					X
10.64
First Extension Agreement, dated October 12, 2012, to the Second Amended and Restated Credit Agreement, dated October 26, 2011, among IDACORP, Inc., various lenders, Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, KeyBank National Association and Union Bank, N.A., as documentation agents, and Wells Fargo Securities, LLC, J.P. Morgan Securities Inc., Keybanc Capital Markets, and Union Bank, N.A. as joint lead arrangers and joint book runners
X
10.65
First Extension Agreement, dated October 12, 2012, to the Second Amended and Restated Credit Agreement, dated October 26, 2011, among Idaho Power Company, various lenders, Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, KeyBank National Association and Union Bank, N.A., as documentation agents, and Wells Fargo Securities, LLC, J.P. Morgan Securities Inc., Keybanc Capital Markets, and Union Bank, N.A. as joint lead arrangers and joint book runners
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