Form 10-Q
period 2013-03-31
IDAHO POWER CO; IDACORP INC
filed 2013-05-02
CIK 49648, 1057877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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
IDACORP, Inc.: Yes  X   No  __    Idaho Power Company: Yes  X   No  __

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
IDACORP, Inc.: Yes No X   Idaho Power Company: Yes No X

Number of shares of common stock outstanding as of April 26, 2013:
IDACORP, Inc.:        50,232,852
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

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

ADITC	-	Accumulated Deferred Investment Tax Credits
AFUDC	-	Allowance for Funds Used During Construction
AMI	-	Advanced Metering Infrastructure
BCC	-	Bridger Coal Company, a joint venture of IERCo
BLM	-	U.S. Bureau of Land Management
CAA	-	Clean Air Act
CO2	-	Carbon Dioxide
CSPP	-	Cogeneration and Small Power Production
CWA	-	Clean Water Act
EGUs	-	Electric Utility Steam Generating Units
EIS	-	Environmental Impact Statement
EPA	-	U.S. Environmental Protection Agency
FCA	-	Fixed Cost Adjustment
FERC	-	Federal Energy Regulatory Commission
FIP	-	Federal Implementation Plan
GHG	-	Greenhouse Gas
HAPs	-	Hazardous Air Pollutants
HCC	-	Hells Canyon Complex
IDACORP	-	IDACORP, Inc., an Idaho corporation
Idaho Power	-	Idaho Power Company, an Idaho corporation
Idaho ROE	-	Idaho-jurisdiction return on year-end equity
Ida-West	-	Ida-West Energy, a subsidiary of IDACORP, Inc.
IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company
IESCo	-	IDACORP Energy Services Co., a subsidiary of IDACORP, Inc.
IFS	-	IDACORP Financial Services, a subsidiary of IDACORP, Inc.
IPUC	-	Idaho Public Utilities Commission
IRP	-	Integrated Resource Plan
kW	-	Kilowatt
MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MW	-	Megawatt
MWh	-	Megawatt-hour
NOx	-	Nitrous Oxide
O&M	-	Operations and Maintenance
OATT	-	Open Access Transmission Tariff
OPUC	-	Oregon Public Utility Commission
PCA	-	Power Cost Adjustment
PURPA	-	Public Utility Regulatory Policies Act of 1978
REC	-	Renewable Energy Certificate
SEC	-	U.S. Securities and Exchange Commission
SIP	-	State Implementation Plan
SMSP	-	Senior Management Security Plan I and II
SO2	-	Sulfur Dioxide
SRBA	-	Snake River Basin Adjudication
Valmy	-	North Valmy Steam Electric Generating Plant
WPSC	-	Wyoming Public Service Commission

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this report, this report contains (and oral communications made by IDACORP, Inc. and Idaho Power Company may contain) statements that relate to future events and expectations, such as statements regarding projected or future financial performance, cash flows, capital expenditures, dividends, capital structure or ratios, strategic goals, challenges, objectives, and plans for future operations. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, or future events or performance, often, but not always, through the use of words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "may result," "may continue," or similar expressions, are not statements of historical facts and may be forward-looking. Forward-looking statements are not guarantees of future performance and involve estimates, assumptions, risks, and uncertainties. Actual results, performance, or outcomes may differ materially from the results discussed in the statements.  In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in this report, IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2012, particularly Item 1A - “Risk Factors” and Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations," subsequent reports filed by IDACORP and Idaho Power with the Securities and Exchange Commission, and the following important factors:

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

•
changes in actuarial assumptions, the interest rate environment, and the actual return on plan assets for pension and other post-retirement plans, which can affect future pension and other post-retirement plan funding obligations, costs, and liabilities;

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

•
failure to comply with state and federal laws, policies, and regulations, including new interpretations and enforcement initiatives by regulatory and oversight bodies, which may result in penalties and increase the cost of compliance, the nature and extent of investigations and audits, and the cost of remediation;

•
the inability to obtain or cost of obtaining and complying with required governmental permits and approvals, licenses, rights-of-way, and siting for transmission and generation projects and hydroelectric facilities;

•
the cost and outcome of litigation, dispute resolution, regulatory proceedings, and penalties, and the ability to recover those costs or the costs of operational changes through insurance or rates, or from third parties;

•
the failure of information systems or the failure to secure information system data, security breaches, or the direct or indirect effect on the companies' business resulting from cyber attacks, terrorist incidents or the threat of terrorist incidents, and acts of war;

•
adoption of or changes in accounting policies and principles, including the potential adoption of all or a portion of International Financial Reporting Standards, changes in accounting estimates, and new Securities and Exchange Commission or New York Stock Exchange requirements, or new interpretations of existing requirements; and

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended March 31,
	2013	2012
	(thousands of dollars except for per share amounts)
Operating Revenues:
Electric utility:
General business	$232,219	$197,429
Off-system sales	15,900	27,708
Other revenues	16,249	15,346
Total electric utility revenues	264,368	240,483
Other	560	657
Total operating revenues	264,928	241,140
Operating Expenses:
Electric utility:
Purchased power	42,857	34,277
Fuel expense	49,166	32,751
Power cost adjustment	(14,711)	9,008
Other operations and maintenance	79,785	78,514
Energy efficiency programs	4,470	4,477
Depreciation	31,910	30,542
Taxes other than income taxes	8,172	8,100
Total electric utility expenses	201,649	197,669
Other	3,846	3,611
Total operating expenses	205,495	201,280
Operating Income	59,433	39,860
Allowance for Equity Funds Used During Construction	3,615	7,616
Earnings of Unconsolidated Equity-Method Investments	107	1,419
Other Income, Net	826	1,461
Interest Expense:
Interest on long-term debt	19,669	19,499
Other interest	1,752	1,655
Allowance for borrowed funds used during construction	(1,931)	(3,949)
Total interest expense, net	19,490	17,205
Income Before Income Taxes	44,491	33,151
Income Tax Expense	11,111	8,333
Net Income	33,380	24,818
Adjustment for loss attributable to noncontrolling interests	153	112
Net Income Attributable to IDACORP, Inc.	$33,533	$24,930
Weighted Average Common Shares Outstanding - Basic (000’s)	50,039	49,860
Weighted Average Common Shares Outstanding - Diluted (000’s)	50,064	49,905
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$0.67	$0.50
Earnings Attributable to IDACORP, Inc. - Diluted	$0.67	$0.50
Dividends Declared Per Share of Common Stock	$0.38	$0.33

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
	2013	2012
	(thousands of dollars)

Net Income	$33,380	$24,818
Other Comprehensive Income:
Net unrealized holding gains arising during the period, net of tax of $758 and $874	1,181	1,362
Unfunded pension liability adjustment, net of tax of $298 and $170	465	265
Total Comprehensive Income	35,026	26,445
Comprehensive loss attributable to noncontrolling interests	153	112
Comprehensive Income Attributable to IDACORP, Inc.	$35,179	$26,557

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2013	December 31, 2012
	(thousands of dollars)
Assets

Current Assets:
Cash and cash equivalents	$24,460	$26,527
Receivables:
Customer (net of allowance of $1,468 and $1,551, respectively)	78,806	66,111
Other (net of allowance of $178 and $322, respectively)	24,330	23,608
Income taxes receivable	1,848	1,753
Accrued unbilled revenues	39,731	51,448
Materials and supplies (at average cost)	52,625	51,037
Fuel stock (at average cost)	32,565	42,388
Prepayments	11,199	12,823
Deferred income taxes	31,885	56,532
Current regulatory assets	84,263	30,078
Other	2,540	4,948
Total current assets	384,252	367,253
Investments	181,255	189,020
Property, Plant and Equipment:
Utility plant in service	4,940,837	4,915,772
Accumulated provision for depreciation	(1,723,796)	(1,703,159)
Utility plant in service - net	3,217,041	3,212,613
Construction work in progress	312,638	298,470
Utility plant held for future use	7,101	7,101
Other property, net of accumulated depreciation	17,739	17,847
Property, plant and equipment - net	3,554,519	3,536,031
Other Assets:
American Falls and Milner water rights	16,585	17,909
Company-owned life insurance	22,774	22,646
Regulatory assets	1,103,110	1,132,960
Long-term receivables (net of allowance of $1,260 and $1,260, respectively)	4,437	4,437
Other	48,912	49,260
Total other assets	1,195,818	1,227,212
Total	$5,315,844	$5,319,516

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2013	December 31, 2012
	(thousands of dollars)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$1,064	$71,064
Notes payable	83,750	69,700
Accounts payable	65,309	90,165
Income taxes accrued	154	1,005
Interest accrued	24,157	22,311
Accrued compensation	26,741	42,343
Current regulatory liabilities	19,406	30,277
Other	34,827	24,438
Total current liabilities	255,408	351,303
Other Liabilities:
Deferred income taxes	892,356	894,616
Regulatory liabilities	363,424	355,362
Pension and other postretirement benefits	430,625	423,409
Other	59,003	65,228
Total other liabilities	1,745,408	1,738,615
Long-Term Debt	1,535,627	1,466,632
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (shares authorized 120,000,000; 50,232,758 and 50,158,486 shares issued, respectively)	835,418	834,922
Retained earnings	955,409	940,968
Accumulated other comprehensive loss	(15,470)	(17,116)
Treasury stock (941 and 1,817 shares at cost, respectively)	(16)	(21)
Total IDACORP, Inc. shareholders’ equity	1,775,341	1,758,753
Noncontrolling interests	4,060	4,213
Total equity	1,779,401	1,762,966
Total	$5,315,844	$5,319,516

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2013	2012
	(thousands of dollars)
Operating Activities:
Net income	$33,380	$24,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,195	31,875
Deferred income taxes and investment tax credits	10,478	5,008
Changes in regulatory assets and liabilities	(13,681)	15,586
Pension and postretirement benefit plan expense	7,673	7,673
Contributions to pension and postretirement benefit plans	(1,322)	(35,203)
Earnings of unconsolidated equity-method investments	(107)	(1,419)
Distributions from unconsolidated equity-method investments	7,631	9,050
Allowance for equity funds used during construction	(3,615)	(7,616)
Other non-cash adjustments to net income, net	419	827
Change in:
Accounts receivable	(15,158)	(717)
Accounts payable and other accrued liabilities	(32,519)	(23,215)
Taxes accrued/receivable	7,840	10,352
Other current assets	21,577	(160)
Other current liabilities	4,993	4,812
Other assets	(1,089)	305
Other liabilities	(5,716)	(4,326)
Net cash provided by operating activities	53,979	37,650
Investing Activities:
Additions to property, plant and equipment	(51,976)	(48,382)
Investments in affordable housing	—	(350)
Distributions from affordable housing investments	1,448	—
Other	1,837	(249)
Net cash used in investing activities	(48,691)	(48,981)
Financing Activities:
Retirement of long-term debt	(1,064)	(1,064)
Dividends on common stock	(19,303)	(16,800)
Net change in short-term borrowings	14,050	8,800
Issuance of common stock	255	2,487
Acquisition of treasury stock	(2,121)	(2,062)
Other	828	1,014
Net cash used in financing activities	(7,355)	(7,625)
Net decrease in cash and cash equivalents	(2,067)	(18,956)
Cash and cash equivalents at beginning of the period	26,527	27,813
Cash and cash equivalents at end of the period	$24,460	$8,857
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$198
Interest (net of amount capitalized)	$17,014	$14,943
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$17,646	$21,241

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Three months ended March 31,
	2013	2012
	(thousands of dollars)
Common Stock
Balance at beginning of period	$834,922	$828,389
Issued	255	2,487
Other	241	420
Balance at end of period	835,418	831,296
Retained Earnings
Balance at beginning of period	940,968	840,916
Net income attributable to IDACORP, Inc.	33,533	24,930
Common stock dividends ($0.38 and $0.33 per share)	(19,092)	(16,519)
Balance at end of period	955,409	849,327
Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	(17,116)	(11,622)
Unrealized gain on securities (net of tax)	1,181	1,362
Unfunded pension liability adjustment (net of tax)	465	265
Balance at end of period	(15,470)	(9,995)
Treasury Stock
Balance at beginning of period	(21)	(29)
Issued	2,126	2,031
Acquired	(2,121)	(2,062)
Balance at end of period	(16)	(60)
Total IDACORP, Inc. shareholders’ equity at end of period	1,775,341	1,670,568
Noncontrolling Interests
Balance at beginning of period	4,213	4,040
Net loss attributable to noncontrolling interests	(153)	(112)
Balance at end of period	4,060	3,928
Total equity at end of period	$1,779,401	$1,674,496

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended March 31,
	2013	2012
	(thousands of dollars)
Operating Revenues:
General business	$232,219	$197,429
Off-system sales	15,900	27,708
Other revenues	16,249	15,346
Total operating revenues	264,368	240,483
Operating Expenses:
Operation:
Purchased power	42,857	34,277
Fuel expense	49,166	32,751
Power cost adjustment	(14,711)	9,008
Other operations and maintenance	79,785	78,514
Energy efficiency programs	4,470	4,477
Depreciation	31,910	30,542
Taxes other than income taxes	8,172	8,100
Total operating expenses	201,649	197,669
Income from Operations	62,719	42,814
Other Income (Expense):
Allowance for equity funds used during construction	3,615	7,616
Earnings of unconsolidated equity-method investments	2,634	4,293
Other expense, net	(2,158)	(1,479)
Total other income	4,091	10,430
Interest Charges:
Interest on long-term debt	19,669	19,499
Other interest	1,648	1,560
Allowance for borrowed funds used during construction	(1,931)	(3,949)
Total interest charges	19,386	17,110
Income Before Income Taxes	47,424	36,134
Income Tax Expense	13,378	10,315
Net Income	$34,046	$25,819

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
	2013	2012
	(thousands of dollars)

Net Income	$34,046	$25,819
Other Comprehensive Income:
Net unrealized holding gains arising during the period, net of tax of $758 and $874	1,181	1,362
Unfunded pension liability adjustment, net of tax of $298 and $170	465	265
Total Comprehensive Income	$35,692	$27,446

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2013	December 31, 2012
	(thousands of dollars)
Assets

Electric Plant:
In service (at original cost)	$4,940,837	$4,915,772
Accumulated provision for depreciation	(1,723,796)	(1,703,159)
In service - net	3,217,041	3,212,613
Construction work in progress	312,638	298,470
Held for future use	7,101	7,101
Electric plant - net	3,536,780	3,518,184
Investments and Other Property	124,355	128,145
Current Assets:
Cash and cash equivalents	16,842	17,251
Receivables:
Customer (net of allowance of $1,468 and $1,551, respectively)	78,806	66,111
Other (net of allowance of $178 and $322, respectively)	24,144	20,618
Income taxes receivable	—	2,559
Accrued unbilled revenues	39,731	51,448
Materials and supplies (at average cost)	52,625	51,037
Fuel stock (at average cost)	32,565	42,388
Prepayments	11,031	12,688
Deferred income taxes	24,128	48,774
Current regulatory assets	84,263	30,078
Other	2,541	4,950
Total current assets	366,676	347,902
Deferred Debits:
American Falls and Milner water rights	16,585	17,909
Company-owned life insurance	22,774	22,646
Regulatory assets	1,103,110	1,132,960
Other	47,649	47,965
Total deferred debits	1,190,118	1,221,480
Total	$5,217,929	$5,215,711

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2013	December 31, 2012
	(thousands of dollars)
Capitalization and Liabilities

Capitalization:
Common stock equity:
Common stock, $2.50 par value (50,000,000 shares authorized; 39,150,812 shares outstanding)	$97,877	$97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	849,664	834,732
Accumulated other comprehensive loss	(15,470)	(17,116)
Total common stock equity	1,642,232	1,625,654
Long-term debt	1,535,627	1,466,632
Total capitalization	3,177,859	3,092,286
Current Liabilities:
Long-term debt due within one year	1,064	71,064
Notes payable	16,600	—
Accounts payable	64,205	89,651
Accounts payable to affiliates	576	252
Income taxes accrued	751	—
Interest accrued	24,157	22,311
Accrued compensation	26,675	42,282
Current regulatory liabilities	19,406	30,277
Other	34,423	23,813
Total current liabilities	187,857	279,650
Deferred Credits:
Deferred income taxes	1,000,892	1,001,877
Regulatory liabilities	363,424	355,362
Pension and other postretirement benefits	430,625	423,409
Other	57,272	63,127
Total deferred credits	1,852,213	1,843,775

Commitments and Contingencies

Total	$5,217,929	$5,215,711

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2013	2012
	(thousands of dollars)
Operating Activities:
Net income	$34,046	$25,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,047	31,723
Deferred income taxes and investment tax credits	11,753	25,114
Changes in regulatory assets and liabilities	(13,681)	15,586
Pension and postretirement benefit plan expense	7,673	7,673
Contributions to pension and postretirement benefit plans	(1,322)	(35,203)
Earnings of unconsolidated equity-method investments	(2,634)	(4,293)
Distributions from unconsolidated equity-method investments	6,856	9,050
Allowance for equity funds used during construction	(3,615)	(7,616)
Other non-cash adjustments to net income, net	(226)	559
Change in:
Accounts receivable	(17,671)	(863)
Accounts payable	(32,389)	(22,998)
Taxes accrued/receivable	11,321	(4,564)
Other current assets	21,610	(61)
Other current liabilities	4,988	4,813
Other assets	(1,089)	305
Other liabilities	(5,346)	(4,105)
Net cash provided by operating activities	53,321	40,939
Investing Activities:
Additions to utility plant	(51,976)	(48,382)
Other	1,837	(248)
Net cash used in investing activities	(50,139)	(48,630)
Financing Activities:
Retirement of long-term debt	(1,064)	(1,064)
Dividends on common stock	(19,113)	(16,570)
Net change in short term borrowings	16,600	1,500
Capital contribution from parent	—	7,500
Other	(14)	—
Net cash used in financing activities	(3,591)	(8,634)
Net decrease in cash and cash equivalents	(409)	(16,325)
Cash and cash equivalents at beginning of the period	17,251	19,316
Cash and cash equivalents at end of the period	$16,842	$2,991
Supplemental Disclosure of Cash Flow Information:
Cash (received) paid during the period for:
Income taxes	$(2,491)	$(3,008)
Interest (net of amount capitalized)	$16,910	$14,848
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$17,646	$21,241

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

IDACORP’s other wholly-owned subsidiaries include IDACORP Financial Services, Inc. (IFS), an investor in affordable housing and other real estate investments; Ida-West Energy Company (Ida-West), an operator of small hydroelectric generation projects that satisfy the requirements of the Public Utility Regulatory Policies Act of 1978 (PURPA); and IDACORP Energy Services Co. (IESCo), which is the former limited partner of, and current successor by merger to, IDACORP Energy L.P., a marketer of energy commodities that wound down operations in 2003.

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

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's consolidated financial position as of March 31, 2013, consolidated results of operations for the three months ended March 31, 2013 and 2012, and consolidated cash flows for the three months ended March 31, 2013 and 2012.  These adjustments are of a normal and recurring nature.  These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in IDACORP’s and Idaho Power’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective financial condition and results of operations during the period in which such change occurred.

Management Estimates

Management makes estimates and assumptions when preparing financial statements in conformity with generally accepted accounting principles.  These estimates and assumptions include those related to rate regulation, retirement benefits, contingencies, litigation, asset impairment, income taxes, unbilled revenues, and bad debt.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are beyond management's control.  Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts on the IDACORP condensed consolidated statements of income have been reclassified to conform to the current year presentation. In the current year, the allowance for equity funds used during construction has been classified to a separate line item. Previously, such amounts had been classified within the line item captioned "Other Income, Net." In addition, the components of the line item "Other interest, net of AFUDC" have been expanded to present a separate line item for the portion attributable to the allowance for borrowed funds used during construction. Previously reported net income, cash flows, and shareholders' equity were not affected by these reclassifications. Also, prior year amounts related to prepayments and related to proceeds from sales of emission allowances and renewable energy certificates on the IDACORP and Idaho Power condensed consolidated statements of cash flows have been reclassified to conform to the current year presentation.

IDACORP management identified certain operating expenses, primarily consisting of Senior Management Security Plan expense, totaling $2.5 million in the three months ended March 31, 2012, which had been erroneously reported as a reduction to "Other Income, net" in the previously issued IDACORP financial statements rather than as a reduction to "Operating Income." Accordingly, such classification has been corrected in the accompanying condensed consolidated statement of income for the three months ended March 31, 2012, by including these costs within "Other" operating expenses. Such items had no effect on the previously issued condensed consolidated financial statements of Idaho Power and the previously issued condensed consolidated balance sheet, condensed consolidated statement of cash flows, or condensed consolidated statement of equity of IDACORP.

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

Income Tax Expense

The following table provides a summary of income tax expense for the three months ended March 31 (in thousands of dollars):

	IDACORP		Idaho Power
	2013	2012	2013	2012
Three months ended March 31,
Income tax at statutory rates (federal and state)	$17,456	$13,006	$18,543	$14,128
Additional accumulated deferred investment tax credit amortization	—	(825)	—	(825)
Other (1)	(6,345)	(3,848)	(5,165)	(2,988)
Income tax expense	$11,111	$8,333	$13,378	$10,315
Effective tax rate	24.9%	25.1%	28.2%	28.5%
 (1) "Other" is primarily comprised of Idaho Power's regulatory flow-through tax adjustments, which are listed in the rate reconciliation table in Note 2 to the consolidated financial statements included in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2012.

The increase in first quarter 2013 income tax expense as compared to the same period in 2012 was primarily due to greater pre-tax earnings at Idaho Power. Net regulatory flow-through tax adjustments at Idaho Power were higher for the three months ended March 31, 2013 as compared to the same period in 2012, primarily due to an increase in the capitalized repairs deduction estimate.

Based on its estimate of 2013 return on year-end equity in the Idaho jurisdiction (Idaho ROE), Idaho Power did not record any additional accumulated deferred investment tax credit (ADITC) amortization in the first quarter of 2013, as compared to $0.8 million for the three months ended March 31, 2012. See Note 3 for a discussion of Idaho Power's regulatory authority for use of additional ADITC amortization.

3.  REGULATORY MATTERS

Recent and Pending Regulatory Matters

Included below is a summary of recently concluded or pending regulatory matters and proceedings, including notable proceedings that had an impact on the comparability of rates and revenues during the first quarter of 2013 compared to the first quarter of 2012, and that may continue to have an impact on future results.

Idaho and Oregon General Rate Cases and Base Rate Adjustments

On June 1, 2011, Idaho Power filed a general rate case with the Idaho Public Utilities Commission (IPUC). On December 30, 2011, the IPUC issued an order approving a settlement stipulation in the general rate case that provided for a 7.86 percent authorized rate of return on an Idaho-jurisdiction rate base of approximately $2.36 billion. The approved settlement stipulation resulted in a $34.0 million overall increase in Idaho Power's annual Idaho-jurisdictional base rate revenues, with new rates effective January 1, 2012. Neither the order nor the settlement stipulation specified an authorized rate of return on equity.

On July 29, 2011, Idaho Power filed a general rate case and proposed rate schedules with the Oregon Public Utility Commission (OPUC). Idaho Power, the OPUC Staff, and other interested parties executed and filed a partial settlement stipulation on February 1, 2012, resolving most matters in the general rate case. The settlement stipulation provided for a $1.8 million base rate increase, a return on equity of 9.9 percent, and an overall rate of return of 7.757 percent in the Oregon jurisdiction. On February 23, 2012, the OPUC issued an order adopting the settlement stipulation, with new rates effective March 1, 2012. All open issues in the general rate case have been resolved.

On June 29, 2012, the IPUC issued an order approving a $58.1 million increase in annual Idaho-jurisdiction base rates, effective July 1, 2012, for inclusion of the investment and associated costs of the Langley Gulch natural gas-fired power plant in rates. The order also provided for a $335.9 million increase in Idaho rate base. On September 20, 2012, the OPUC issued an order approving an approximately $3.0 million increase in annual Oregon jurisdiction base rates, effective October 1, 2012, for inclusion of the investment and associated costs of the plant in Oregon rates.

Settlement Stipulation — Investment Tax Credits and Idaho Sharing Mechanism

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

Revenue Sharing Under January 2010 and December 2011 Idaho Settlement Agreements

On March 2, 2012, Idaho Power filed an application with the IPUC requesting authority to share revenues with customers based on year-end 2011 financial results, in accordance with the terms of regulatory settlement agreements authorized in January 2010 and December 2011. Idaho Power's revenue-sharing arrangements had two components: (1) a power cost adjustment mechanism component, which reduced net rates by $27.1 million effective June 1, 2012 through May 31, 2013, and (2) a pension balancing account component, which resulted in a $20.3 million net reduction to Idaho Power's pension regulatory asset (reducing Idaho customers' future obligation). Idaho Power recorded the $27.1 million revenue reduction as a regulatory liability, and the $20.3 million pension regulatory asset reduction, in 2011. On May 31, 2012, the IPUC approved Idaho Power's March 2, 2012 application requesting a corresponding adjustment to Idaho-jurisdiction rates, effective for the period from June 1, 2012 to May 31, 2013.

Idaho Power's 2012 Idaho ROE exceeded 10.5 percent, triggering the sharing mechanism of the December 2011 settlement stipulation for 2012. For 2012, Idaho Power recorded a $7.2 million provision against revenues, to be refunded to Idaho customers through the Idaho power cost adjustment (PCA) mechanism during the 2013-2014 PCA collection period, and an additional $14.6 million of pension expense, to benefit Idaho customers by reducing the amount of deferred pension expense that will be collected from customers in the future.

Annual Idaho PCA Mechanism Filing

Idaho Power has PCA mechanisms in its Idaho and Oregon jurisdictions that address the volatility of power supply costs and provide for annual adjustments to the rates charged to retail customers. The PCA tracks Idaho Power’s actual net power supply costs (primarily fuel and purchased power less off-system sales) and compares these amounts to net power supply costs currently being recovered in retail rates. In the Idaho jurisdiction, the annual PCA adjustments are based on (a) a forecast component, based on a forecast of net power supply costs in the coming year as compared to net power supply costs in base rates, and (b) a true-up component, based on the difference between the previous year’s actual net power supply costs and the previous year’s forecast.  The latter component also includes a balancing mechanism so that, over time, the actual collection or refund of authorized true-up dollars matches the amounts authorized.

On April 15, 2013, Idaho Power filed an application with the IPUC requesting a $140.4 million increase in Idaho PCA rates, effective for the 2013-2014 PCA collection period from June 1, 2013 to May 31, 2014. However, to lessen the single-year rate impact on customers of the PCA rate increase, Idaho Power's application included a proposal to defer $52.5 million of the PCA rate increase for inclusion in the June 1, 2014 to May 31, 2015 PCA collection period. The existing PCA mechanism includes a 1.0 percent carrying charge on the amount that would be, if approved, deferred to the 2014-2015 PCA collection period. While the PCA mechanism contemplates the ability to spread the recovery of a single year's PCA amount over multiple years, the IPUC has historically approved recovery of PCA amounts in most instances over a single PCA collection period.

Previously, in May 2012, the IPUC issued an order approving Idaho Power's April 2012 application requesting a $43.0 million increase to Idaho PCA rates, effective for the period from June 1, 2012 to May 31, 2013. That PCA rate increase was offset by $27.1 million to be shared with customers pursuant to the revenue sharing orders described above, resulting in a net rate increase of $15.9 million for these orders.

Annual Idaho Fixed Cost Adjustment Filing

The fixed cost adjustment (FCA) is designed to remove Idaho Power’s disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer.  The FCA is adjusted each year to collect, or refund, the difference between the allowed fixed-cost recovery amount and the actual fixed costs recovered by Idaho Power during the year. On March 15, 2013, Idaho Power filed an application with the IPUC requesting a decrease in the FCA rate, from $10.3 million to $8.9 million, effective for the period from June 1, 2013 to May 31, 2014.

Annual Idaho Demand-Side Management Prudence and Cost Recovery Filings

On April 3, 2013, Idaho Power filed an application with the IPUC requesting an order finding Idaho Power's 2012 expenditures of $25.9 million in energy efficiency rider funds, $6.0 million in custom efficiency program incentives in a regulatory asset account, and $14.5 million of demand response program incentives included in the 2013 PCA, as prudently incurred demand-side management program expenses. Separately, on April 15, 2013, Idaho Power filed an application with the IPUC for an accounting order authorizing transfer of the regulatory asset account associated with custom efficiency program expenditures for collection through the energy efficiency rider mechanism, effective June 1, 2013, for expenditures incurred during 2011 and thereafter, so that it may commence collection of those expenditures through the rider mechanism. As of March 31, 2013, the Idaho-jurisdiction regulatory asset for custom efficiency program expenditures was $14.0 million. A determination and order from the IPUC on each application is pending.

4.  LONG-TERM DEBT

As of March 31, 2013, IDACORP had approximately $539 million remaining on a shelf registration statement filed with the U.S. Securities and Exchange Commission (SEC) that can be used for the issuance of debt securities or IDACORP common stock.

In May 2010, Idaho Power filed a registration statement with the SEC for the offer and sale of up to $500 million of first mortgage bonds and debt securities.  On June 17, 2010, Idaho Power entered into a selling agency agreement with ten banks named in the agreement in connection with the potential issuance and sale from time to time of up to $500 million aggregate principal amount of first mortgage bonds. Idaho Power has concluded the following issuances under the selling agency agreement, utilizing the full available amount registered for offer and sale under the registration statement:

•
On August 30, 2010, Idaho Power issued $100 million of 3.40% first mortgage bonds, medium-term notes, Series I, maturing on November 1, 2020, and $100 million of 4.85% first mortgage bonds, medium-term notes, Series I, maturing on August 15, 2040.

•
On April 13, 2012, Idaho Power issued $75 million of 2.95% first mortgage bonds, medium-term notes, Series I, maturing on April 1, 2022, and $75 million of 4.30% first mortgage bonds, medium-term notes, Series I, maturing on April 1, 2042.

•
On April 8, 2013, Idaho Power issued $75 million of 2.50% first mortgage bonds, medium-term notes, Series I, maturing on April 1, 2023, and $75 million of 4.00% first mortgage bonds, medium-term notes, Series I, maturing on April 1, 2043.

Idaho Power intends to use a portion of the net proceeds of the April 2013 sale of first mortgage bonds to satisfy its obligations upon maturity of $70 million in principal amount of 4.25% first mortgage bonds due in October 2013. As a result, the $70 million in principal amount of 4.25% first mortgage bonds due in October 2013 are reported as long-term debt in the condensed consolidated balance sheets, instead of as current maturities of long-term debt.

5.  NOTES PAYABLE

Credit Facilities

IDACORP and Idaho Power have in place credit facilities that may be used for general corporate purposes and commercial paper backup. IDACORP's credit facility consists of a revolving line of credit not to exceed the aggregate principal amount at any one time outstanding of $125 million, including swingline loans in an aggregate principal amount at any time outstanding not to exceed $15 million, and letters of credit in an aggregate principal amount at any time outstanding not to exceed $50 million. Idaho Power's credit facility consists of a revolving line of credit, through the issuance of loans and standby letters of credit, not to exceed the aggregate principal amount at any one time outstanding of $300 million, including swingline loans in an aggregate principal amount at any time outstanding not to exceed $30 million. IDACORP and Idaho Power have the right to request an increase in the aggregate principal amount of the facilities to $150 million and $450 million, respectively, in each case subject to certain conditions.

The IDACORP and Idaho Power credit facilities have similar terms and conditions. The interest rates for any borrowings under the facilities are based on either (1) a floating rate that is equal to the highest of the prime rate, federal funds rate plus 0.5 percent, or LIBOR rate plus 1.0 percent, or (2) the LIBOR rate, plus, in each case, an applicable margin. The margin is based on IDACORP's or Idaho Power's, as applicable, senior unsecured long-term indebtedness credit rating by Moody's Investors Service, Inc., Standard and Poor's Ratings Services, and Fitch Rating Services, Inc., as set forth on a schedule to the credit agreements. Under their respective credit facilities, the companies pay a facility fee on the commitment based on the respective company's credit rating for senior unsecured long-term debt securities. While the credit facilities provide for an original maturity date of October 26, 2016, the credit agreements grant IDACORP and Idaho Power the right to request up to two one-year extensions, in each case subject to certain conditions. On October 12, 2012, IDACORP and Idaho Power executed First Extension Agreements with each of the lenders, extending the maturity dates under both credit facilities to October 26, 2017. No other terms of the credit facilities, including the amount of permitted borrowings under the credit agreements, were affected by the extension.

At March 31, 2013, no loans were outstanding under either IDACORP's or Idaho Power's facilities.  At March 31, 2013, Idaho Power had regulatory authority to incur up to $450 million in principal amount of short-term indebtedness at any one time outstanding. Balances (in thousands of dollars) and interest rates of IDACORP’s and Idaho Power's short-term borrowings were as follows at March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	Idaho Power	IDACORP	Total	Idaho Power	IDACORP	Total
Commercial paper outstanding	$16,600	$67,150	$83,750	$—	$69,700	$69,700
Weighted-average annual interest rate	0.44%	0.43%	0.43%	—%	0.50%	0.50%

6.  COMMON STOCK

IDACORP Common Stock

During the three months ended March 31, 2013, IDACORP issued an aggregate of 74,272 shares of common stock pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan. Effective July 1, 2012, IDACORP instructed the plan administrators of the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and Idaho Power Company Employee Savings Plan to use market purchases of IDACORP common stock, as opposed to original issuance of common stock from IDACORP, to acquire shares of IDACORP common stock for the plans. However, IDACORP may determine at any time to resume original issuances of common stock under those plans.

IDACORP enters into sales agency agreements as a means of selling its common stock from time to time pursuant to a continuous equity program.  IDACORP's current sales agency agreement is with BNY Mellon Capital Markets, LLC. As of March 31, 2013, there were 3 million shares remaining available to be sold under the current sales agency agreement. No shares were issued under the sales agency agreement during the three months ended March 31, 2013.

Restrictions on Dividends

A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Code of Conduct.  At March 31, 2013, the leverage ratios for IDACORP and Idaho Power were 48 percent and 49 percent, respectively.  Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $902 million and $805 million, respectively, at March 31, 2013.  There are additional facility covenants, subject to exceptions, that prohibit or restrict specified investments or acquisitions, mergers, or the sale or disposition of property without consent; the creation of specified forms of liens; and any agreements restricting dividend payments to the company from any material subsidiary.  At March 31, 2013, IDACORP and Idaho Power were in compliance with all facility covenants.

Idaho Power’s Revised Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At March 31, 2013, Idaho Power's common equity capital was 52 percent of its total adjusted capital. Further, Idaho Power must obtain approval of the OPUC before it could directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

Idaho Power’s articles of incorporation contain restrictions on the payment of dividends on its common stock if preferred stock dividends are in arrears.  As of the date of this report, Idaho Power has no preferred stock outstanding.

In addition to contractual restrictions on the amount and payment of dividends, the Federal Power Act prohibits the payment of dividends from "capital accounts." The term "capital accounts" is undefined in the Federal Power Act but could be interpreted to limit the payment of dividends by Idaho Power to the amount of Idaho Power's retained earnings.

7.  EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 (in thousands, except for per share amounts).

	Three months ended March 31,
	2013	2012
Numerator:
Net income attributable to IDACORP, Inc.	$33,533	$24,930
Denominator:
Weighted-average common shares outstanding - basic	50,039	49,860
Effect of dilutive securities:
Options	4	5
Restricted Stock	21	40
Weighted-average common shares outstanding - diluted	50,064	49,905
Basic earnings per share	$0.67	$0.50
Diluted earnings per share	$0.67	$0.50

8.  COMMITMENTS

Purchase Obligations

IDACORP's and Idaho Power's purchase obligations outside of the ordinary course of business did not change materially during the three months ended March 31, 2013, except for the impact of the termination of four power purchase agreements resulting from either uncured breach by the respective counterparties or pursuant to IPUC-approved settlement arrangements between the parties. Termination of the contracts reduced Idaho Power's contractual payment obligations by approximately $322 million over the 15-year to 20-year lives of the contracts.

Guarantees

Idaho Power has agreed to guarantee a portion of the performance of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest.  This guarantee, which is renewed annually, was $74 million at March 31, 2013, representing IERCo's one-third share of BCC's total reclamation obligation.  BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs.  At March 31, 2013, the value of the reclamation trust fund was $69 million. During the three months ended March 31, 2013, the reclamation trust fund distributed approximately $9 million for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs.  To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant.  Starting in 2010, BCC began applying a nominal surcharge to coal sales in order to maintain adequate reserves in the reclamation trust fund.  Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements.  Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated.  IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities.  As of March 31, 2013, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations.  Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

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

Western Energy Proceedings

High prices for electricity, energy shortages, and blackouts in California and in western wholesale markets during 2000 and 2001 caused numerous purchasers of electricity in those markets to initiate proceedings seeking refunds or other forms of relief and the FERC to initiate its own investigations. Some of these proceedings remain pending before the FERC or are on appeal to the United States Court of Appeals for the Ninth Circuit. Idaho Power and IESCo (as successor to IDACORP Energy L.P.) believe that settlement releases they have obtained will restrict potential claims that might result from the disposition of pending proceedings and predict that these matters will not have a material adverse effect on IDACORP's or Idaho Power's results of operations or financial condition. However, the settlements and associated FERC orders have not fully eliminated the potential for so-called "ripple claims" which involve potential claims for refunds from an upstream seller of power based on a finding that its downstream buyer was liable for refunds as a seller of power during the relevant period. The FERC characterized these ripple claims as "speculative." However, the FERC refused to dismiss Idaho Power and IESCo from the proceedings in the Pacific Northwest and refused to approve a settlement that provided for waivers of all claims in those proceedings, despite only limited objections from two market participants. Idaho Power and IESCo have petitioned for review of the FERC's decision in the D.C. Circuit. Based on its evaluation of the merits of such claims and the inability to estimate any potential exposure should the claims ultimately have merit, Idaho Power and IESCo have no remaining amount accrued for financial statement purposes relating to the proceedings. To the extent the availability of any ripple claims materializes, Idaho Power and IESCo will continue to vigorously defend their positions in the proceedings.

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

Other Proceedings

IDACORP and Idaho Power are parties to legal claims and legal and regulatory actions and proceedings in the ordinary course of business that are in addition to those discussed above and, as noted above, records an accrual for associated loss contingencies when they are probable and reasonably estimable. As of the date of this report the companies believe that resolution of those matters will not have a material adverse effect on their respective consolidated financial statements. Idaho Power is also actively monitoring various environmental regulations that may have a significant impact on its future operations. Given uncertainties regarding the outcome, timing, and compliance plans for these environmental matters, Idaho Power is unable to estimate the financial impact of these regulations but does believe that future capital investment for infrastructure and modifications to its electric generating facilities to comply with these regulations could be significant.

10.  BENEFIT PLANS

Idaho Power has a noncontributory defined benefit pension plan covering most employees.  The benefits under the plan are based on years of service and the employee’s final average earnings.  In addition, Idaho Power has nonqualified defined benefit plans for certain senior management employees called the Senior Management Security Plan I and II (SMSP).  Idaho Power also maintains a defined benefit postretirement plan (consisting of health care and death benefits) that is available to all employees who were enrolled in the active group plan at the time of retirement as well as their spouses and qualifying dependents.  Idaho Power also has an Employee Savings Plan that complies with Section 401(k) of the Internal Revenue Code and covers substantially all employees.  Idaho Power matches specified percentages of employee contributions to the Employee Savings Plan.

The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended March 31, 2013 and 2012 (in thousands of dollars).

	Pension Plan		SMSP		Postretirement Benefits
	2013	2012	2013	2012	2013	2012
Service cost	$7,812	$6,441	$545	$538	$413	$351
Interest cost	7,936	7,892	814	805	743	818
Expected return on plan assets	(8,698)	(7,712)	—	—	(595)	(604)
Amortization of transition obligation	—	—	—	—	—	510
Amortization of prior service cost	87	87	53	53	(25)	(105)
Amortization of net loss	4,252	3,463	710	382	169	143
Net periodic benefit cost	11,389	10,171	2,122	1,778	705	1,113
Costs not recognized due to the effects of regulation (1)	(6,543)	(5,389)	—	—	—	—
Net periodic benefit cost recognized for financial reporting (1)	$4,846	$4,782	$2,122	$1,778	$705	$1,113

 (1)  Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, income statement recognition of pension plan costs is deferred until costs are recovered through rates.

During the three months ended March 31, 2013, Idaho Power did not make any contributions to its defined benefit pension plan. Idaho Power's minimum required contributions to the pension plan are estimated to be zero in 2013, although Idaho Power may elect to make discretionary contributions above the minimum funding requirements or at times earlier than the required dates.

11.  INVESTMENTS IN EQUITY SECURITIES

Investments in securities classified as available-for-sale securities are reported at fair value, using either specific identification or average cost to determine the cost for computing gains or losses.  Any unrealized gains or losses on available-for-sale securities are included in other comprehensive income. The table below summarizes investments in equity securities by IDACORP and Idaho Power as of March 31, 2013 and December 31, 2012 (in thousands of dollars).

	March 31, 2013			December 31, 2012
	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities	$8,731	$—	$33,322	$6,792	$—	$31,913

At the end of each reporting period, IDACORP and Idaho Power analyze securities in loss positions to determine whether they have experienced a decline in market value that is considered other-than-temporary.  At March 31, 2013 and at December 31, 2012, no securities were in an unrealized loss position.

There were no sales of available-for-sale securities during the three months ended March 31, 2013 or 2012.

12.  DERIVATIVE FINANCIAL INSTRUMENTS

Commodity Price Risk

Idaho Power is exposed to market risk relating to electricity, natural gas, and other fuel commodity prices, all of which are heavily influenced by supply and demand.  Market risk may be influenced by market participants’ nonperformance of their contractual obligations and commitments, which affects the supply of or demand for the commodity.  Idaho Power uses derivative instruments, such as physical and financial forward contracts, for both electricity and fuel to manage the risks relating to these commodity price exposures.  The objective of Idaho Power’s energy purchase and sale activity is to meet the demand of retail electric customers, maintain appropriate physical reserves to ensure reliability, and make economic use of temporary surpluses that may develop.

All commodity-related derivative instruments not meeting the normal purchases and normal sales exception to derivative accounting are recorded at fair value on the balance sheet.  Because of Idaho Power's PCA mechanisms, unrealized gains and losses associated with the changes in fair value of these derivative instruments are recorded as regulatory assets or liabilities.

With the exception of forward contracts for the purchase of natural gas for use at Idaho Power’s natural gas power generation facilities, Idaho Power’s physical forward contracts qualify for the normal purchases and normal sales exception.

All of Idaho Power's derivative instruments have been entered into for the purpose of economically hedging forecasted purchases and sales, though none of these instruments have been designated as cash flow hedges under derivative accounting guidance. Idaho Power offsets fair value amounts recognized on its balance sheet and applies collateral related to derivative instruments executed with the same counterparty under the same master netting agreement. Idaho Power does not offset a counterparty's current derivative contracts with the counterparty's long-term derivative contracts, although Idaho Power's master netting arrangements would allow current and long-term positions to be offset in the event of default. Also, in the event of a default, Idaho Power's master netting arrangements would allow for the offsetting of all transactions executed under the master netting arrangement. These types of transactions may include non-derivative instruments, derivatives qualifying for scope exceptions, receivables and payables arising from settled positions, and other forms of non-cash collateral (such as letters of credit). These types of transactions are excluded from the offsetting presented in the derivative fair value and offsetting table below.

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at March 31, 2013 and December 31, 2012 (in thousands of dollars).

		Asset Derivatives				Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset		Net Assets	Gross Fair Value	Amounts Offset		Net Liabilities

March 31, 2013
Current:
Financial swaps	Other current assets	$2,449	$(804)		$1,645	$804	$(804)		$—
Financial swaps	Other current liabilities	349	(349)		—	1,245	(1,064)	(1)	181
Forward contracts	Other current assets	91	—		91	—	—		—
Long-term:
Forward contracts	Other assets	189	—		189	—	—		—
Total		$3,078	$(1,153)		$1,925	$2,049	$(1,868)		$181
December 31, 2012
Current:
Financial swaps	Other current assets	$5,122	$(1,683)	(1)	$3,439	$978	$(978)		$—
Financial swaps	Other current liabilities	320	(320)		—	1,372	(319)		1,053
Forward contracts	Other current assets	155	(4)		151	4	(4)		—
Forward contracts	Other current liabilities	—	—		—	2	—		2
Long-term:
Financial swaps	Other assets	96	—		96	—	—		—
Forward contracts	Other assets	189	—		189	—	—		—
Total		$5,882	$(2,007)		$3,875	$2,356	$(1,301)		$1,055
 (1) Current liability derivatives and current asset derivatives amounts offset include $715 thousand of collateral receivable and $705 thousand of collateral payable for the periods ending March 31, 2013 and December 31, 2012, respectively.

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three months ended March 31, 2013 and 2012 (in thousands of dollars).

	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Gain/(Loss) on Derivatives Recognized in Income (1)

		2013	2012
Financial swaps	Off-system sales	$1,472	$4,439
Financial swaps	Purchased power	(14)	(993)
Financial swaps	Fuel expense	1,116	(84)
Financial swaps	Other operations and maintenance	11	(45)
Forward contracts	Fuel expense	68	—
(1)  Excludes unrealized gains or losses on derivatives, which are recorded on the balance sheet as regulatory assets or regulatory liabilities.

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

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at March 31, 2013 and 2012.

		March 31,
Commodity	Units	2013	2012
Electricity purchases	MWh	95,040	256,200
Electricity sales	MWh	785,400	1,417,270
Natural gas purchases	MMBtu	10,215,641	10,082,392
Natural gas sales	MMBtu	424,870	913,379
Diesel purchases	Gallons	625,798	807,978

Credit Risk

At March 31, 2013, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels.  Idaho Power manages these risks by establishing appropriate credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary.  Idaho Power’s physical power contracts are commonly under Western Systems Power Pool agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain of Idaho Power's derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services.  If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at March 31, 2013, was $2.1 million.  Idaho Power posted $1.5 million of cash collateral related to this amount.  If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2013, Idaho Power would have been required to post $2.3 million of additional cash collateral to its counterparties.

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

Idaho Power’s derivatives are contracts entered into as part of its management of loads and resources.  Electricity swaps are valued on the Intercontinental Exchange with quoted prices in an active market.  Natural gas and diesel derivative valuations are performed using New York Mercantile Exchange (NYMEX) pricing, adjusted for location basis, which are also quoted under NYMEX.  Trading securities consist of employee-directed investments held in a Rabbi Trust and are related to an executive deferred compensation plan.  Available-for-sale securities are related to the SMSP and are held in a Rabbi Trust and are actively traded money market and equity funds with quoted prices in active markets. Notes receivable are related to Ida-West and are valued based on unobservable inputs, including discounted cash flows, which are partially based on forecasted hydroelectric conditions. Long-term debt is not traded on an exchange and is valued using quoted rates for similar debt in active markets. There were no material changes in valuation techniques or inputs during the three months ended March 31, 2013 or the year ended December 31, 2012.

The table below presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands of dollars).  IDACORP’s and Idaho Power’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.  There were no material transfers between levels for the periods presented.

	March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives	$—	$1,925	$—	$1,925	$2,201	$1,674	$—	$3,875
Money market funds	100	—	—	100	100	—	—	100
Trading securities: Equity securities	948	—	—	948	2,478	—	—	2,478
Available-for-sale securities: Equity securities	33,322	—	—	33,322	31,913	—	—	31,913
Liabilities:
Derivatives	$181	$—	$—	$181	$—	$1,055	$—	$1,055

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of March 31, 2013 and December 31, 2012, using available market information and appropriate valuation methodologies.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  Cash and cash equivalents, deposits, customer and other receivables, notes payable, accounts payable, interest accrued, and taxes accrued are reported at their carrying value as these are a reasonable estimate of their fair value.  The estimated fair values for long-term debt are based upon quoted market prices of similar issues or the same issues in an inactive market. The estimated fair values for notes receivable are based upon discounted cash flow analysis.

	March 31, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(thousands of dollars)
IDACORP
Assets:
Notes receivable (1)	$3,097	$3,097	$3,097	$3,097
Liabilities:
Long-term debt (1)	1,536,691	1,744,529	1,537,696	1,819,213
Idaho Power
Liabilities:
Long-term debt (1)	$1,536,691	$1,744,529	$1,537,696	$1,819,213
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

IDACORP’s other operating segments are below the quantitative and qualitative thresholds for reportable segments and are included in the “All Other” category in the table below.  This category is comprised of IFS’s investments in affordable housing developments and historic rehabilitation projects, Ida-West’s joint venture investments in small hydroelectric generation projects, the remaining activities of IESCo, and IDACORP’s holding company expenses.

The table below summarizes the segment information for IDACORP’s utility operations and the total of all other segments, and reconciles this information to total enterprise amounts (in thousands of dollars).

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended March 31, 2013:
Revenues	$264,368	$560	$—	$264,928
Net income (loss) attributable to IDACORP, Inc.	34,046	(513)	—	33,533
Total assets as of March 31, 2013	5,217,929	110,519	(12,604)	5,315,844
Three months ended March 31, 2012:
Revenues	$240,483	$657	$—	$241,140
Net income (loss) attributable to IDACORP, Inc.	25,819	(889)	—	24,930

15. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes net income, unrealized holding gains and losses on available-for-sale marketable securities, and amounts related to the SMSP. The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the three months ended March 31, 2013 and 2012 (in thousands of dollars). Items in parentheses indicate reductions to AOCI.

	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Total
Three Months Ended March 31, 2013
Balance at beginning of period	$4,136	$(21,252)	$(17,116)
Other comprehensive income before reclassifications	1,181	—	1,181
Amounts reclassified out of AOCI	—	465	465
Net current-period other comprehensive income	1,181	465	1,646
Balance at end of period	$5,317	$(20,787)	$(15,470)
Three Months Ended March 31, 2012
Balance at beginning of period	$2,569	$(14,191)	$(11,622)
Other comprehensive income before reclassifications	1,362	—	1,362
Amounts reclassified out of AOCI	—	265	265
Net current-period other comprehensive income	1,362	265	1,627
Balance at end of period	$3,931	$(13,926)	$(9,995)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the three months ended March 31, 2013 and 2012 (in thousands of dollars). Items in parentheses indicate increases to net income.

Details About AOCI	Amount Reclassified from AOCI
	2013	2012
Amortization of defined benefit pension items (1)
Prior service cost	$53	$53
Net loss	710	382
Total before tax	763	435
Tax benefit (2)	(298)	(170)
Net of tax	465	265
Total reclassification for the period	$465	$265
(1) Amortization of these items is included in IDACORP's condensed consolidated income statements in other operating expenses and in Idaho Power's condensed consolidated income statements in other expense, net.
(2) The tax benefit is included in income tax expense in the condensed consolidated income statements of both IDACORP and Idaho Power.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
IDACORP, Inc.
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of March 31, 2013, and the related condensed consolidated statements of income, comprehensive income, equity and cash flows for the three-month periods ended March 31, 2013 and 2012.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of IDACORP, Inc. and subsidiaries as of December 31, 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2013, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
May 2, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Idaho Power Company
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of March 31, 2013, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2013 and 2012.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Idaho Power Company and subsidiary as of December 31, 2012, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2013, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
May 2, 2013

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Megawatt-hours (MWh) and dollar amounts in tables, other than earnings per share, are in thousands unless otherwise indicated.)

INTRODUCTION

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the general financial condition and results of operations for IDACORP, Inc. and its subsidiaries (collectively, IDACORP) and Idaho Power Company and its subsidiary (collectively, Idaho Power) are discussed. While reading the MD&A, please refer to the accompanying condensed consolidated financial statements of IDACORP and Idaho Power, and the notes thereto. This discussion updates the MD&A included in the Annual Report on Form 10-K for the year ended December 31, 2012, and should also be read in conjunction with the information in that report. The results of operations for an interim period generally will not be indicative of results for the full year, particularly in light of the seasonality of Idaho Power's sales volumes, as discussed below.

IDACORP is a holding company formed in 1998 whose principal operating subsidiary is Idaho Power.  IDACORP’s common stock is listed and trades on the New York Stock Exchange under the trading symbol “IDA.” Idaho Power is an electric utility with a service territory covering approximately 24,000 square miles in southern Idaho and eastern Oregon.  Idaho Power provided electric service to approximately 502,000 general business customers as of March 31, 2013.  As a regulated utility, many of Idaho Power's fundamental business decisions are subject to the approval of governmental agencies. Idaho Power is under the retail jurisdiction (as to rates, service, accounting, and other general matters of utility operation) of the Idaho Public Utilities Commission (IPUC) and the Oregon Public Utility Commission (OPUC), which determine the rates that Idaho Power charges to its general business customers.  Also, as a public utility under the Federal Power Act, Idaho Power has authority to charge market-based rates for wholesale energy sales under its Federal Energy Regulatory Commission (FERC) tariff and to provide transmission services under its FERC open access transmission tariff (OATT).  Idaho Power uses general rate cases, cost adjustment mechanisms, and subject-specific filings to recover its costs of providing service and the costs of its energy efficiency and demand-side resources programs, and to seek to earn a return on investment.

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

EXECUTIVE OVERVIEW

Brief Overview of First Quarter 2013 Financial Results

IDACORP's earnings were $0.67 per diluted share for the quarter ended March 31, 2013, compared to $0.50 per diluted share for the same quarter in 2012. IDACORP's results in the first quarter of 2013 were positively impacted by general rate increases implemented during 2012, most notably the inclusion of the Langley Gulch power plant in Idaho rates in July 2012 and in Oregon rates in October 2012, as well as increased sales volumes largely resulting from abnormally cold winter temperatures. These results, including a quantification of their respective impacts, are discussed in detail below.

Overview of General Factors and Trends Affecting Results of Operations and Financial Condition

IDACORP's and Idaho Power's results of operations and financial condition are affected by regulatory, economic, and other factors, many of which are described below.

Timely Regulatory Cost Recovery:  The price that Idaho Power is authorized to charge for its electric service is a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Because of the significant impact of ratemaking decisions, and in furtherance of its goal of advancing a purposeful regulatory strategy, Idaho Power has focused on timely recovery of its costs through filings with the company's regulators, and on the prudent management of expenses and investments. Effective implementation of Idaho Power's regulatory strategy is particularly important in a climate of slow economic recovery that continues to put pressure on regulators to limit rate increases or otherwise take actions to mitigate the impact of rate increases on customers. The number of regulatory filings and activity during the period from 2010 to 2012 exceeded historical averages and was driven by Idaho Power's regulatory strategy. In light of the regulatory orders Idaho Power has received in recent years, Idaho Power does not plan to seek rate relief through a general rate case during 2013. Instead, during 2013 Idaho Power will continue its focus on optimizing business operations and processes and will monitor the need for and timing of its next general rate cases in Idaho and Oregon.

Particularly notable rate proceedings that have impacted results for the first quarter of 2013 compared to the first quarter of 2012 are listed below. Additional important regulatory matters are also discussed in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2012 or in "Regulatory Matters" in this MD&A or Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report.

Proceeding	Description	Status
Langley Gulch Power Plant	Request for recovery of and return on Idaho Power's investment in the Langley Gulch power plant, including operating costs	IPUC approved a $58.1 million increase in rates, effective July 1, 2012; OPUC approved a $3.0 million increase in rates effective October 1, 2012
Idaho Jurisdiction Power Cost Adjustment (PCA)	Annual Idaho-jurisdiction PCA mechanism rate change	IPUC approved a $43.0 million increase in rates, effective for the period from June 1, 2012 to May 31, 2013 (1)
Revenue Sharing	Rate adjustment pursuant to January 2010 and December 2011 settlement agreements (2)	IPUC approved a $27.1 million decrease in rates, effective for the period from June 1, 2012 to May 31, 2013 (2)
Idaho Depreciation for Non-AMI Meters	Application for removal from rates of accelerated depreciation expense associated with non-advanced metering infrastructure (AMI) metering equipment	IPUC approved a $10.6 million decrease in rates and associated depreciation expense, effective June 1, 2012

(1) The rate change for the Idaho PCA was partially offset by the Idaho revenue-sharing order issued in 2012 (see footnote (2) below) pursuant to regulatory settlement agreements approved in January 2010 and December 2011.

(2) This revenue-sharing arrangement, which relates to financial results for 2011, had two components: (a) a PCA mechanism component, which reduced net rates by $27.1 million, and (b) a pension balancing account component, which resulted in a $20.3 million net reduction to Idaho Power's pension regulatory asset (reducing Idaho customers' future obligation). Idaho Power recorded the $27.1 million revenue reduction and $20.3 million pension regulatory asset reduction in 2011.

In addition to the rate changes listed in the table above, in December 2011 the IPUC approved a settlement stipulation that permits Idaho Power to amortize additional accumulated deferred investment tax credits (ADITC) to help achieve a minimum 9.5 percent rate of return on year-end equity in the Idaho jurisdiction (Idaho ROE) in 2012, 2013, and 2014, subject to prescribed limits and conditions. Based on its 2012 Idaho ROE, Idaho Power did not amortize any additional ADITC in 2012.

As of the date of this report, Idaho Power also does not expect to amortize any additional ADITC in 2013. The settlement stipulation also provides for the sharing between the company and customers of Idaho-jurisdictional earnings in excess of specified levels of Idaho ROE. The specific terms of the settlement stipulation are described in "Regulatory Matters" in this MD&A and in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. While providing no assurance that Idaho Power will obtain a 9.5 percent Idaho ROE in any of the years, IDACORP and Idaho Power believe the ability to amortize additional ADITC under the settlement stipulation provides an element of earnings stability for 2013 and 2014.

Economic Conditions and Customer/Load Growth: Idaho Power monitors a number of economic indicators, including employment rates, growth in customer numbers, and foreclosure rates and other housing-related data on both a national scale and within Idaho Power's service territory. Economic conditions can impact consumer demand for electricity, collectability of accounts, the volume of off-system sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. Idaho Power has observed what it believes to be a number of improvements in economic conditions during 2012 and into 2013. For example, after peaking at 10.0 percent in early 2011, the service area unemployment rate fell to 8.4 percent by the end of 2011 and 6.2 percent by the end of 2012 and was 6.0 percent by the end of March 2013, according to Idaho Department of Labor preliminary data. The housing market in Idaho Power's service territory has improved when measured by foreclosure rates and the market prices and available supply of housing. Further, a number of businesses have recently constructed, or are in the process of constructing, sizable facilities in Idaho Power's service territory, including both office and industrial complexes.

Idaho Power continues to predict that customer growth within its service territory in the next few years will be positive. For resource planning purposes, Idaho Power's 2013 IRP will include a forecasted annual customer growth rate more closely aligned with the 1.1 percent growth rate it experienced in 2012, an improvement over the 0.8 percent growth rate experienced the past 5 years, but less than the 2.6 percent growth realized over the past 20 years. The previous IRP in 2011 had included, in addition to long-term projections of demand, 60 MW of peak demand load for potential unidentified large-load customers. The 2013 IRP will exclude load growth from potential unidentified, large-load customers and will rely on long-term projections of demand only. This change was made in accordance with instructions from the OPUC. Idaho Power has historically received and continues to receive inquiries regarding service availability and costs from what would be considered large-load customers. Idaho Power has undertaken new economic development initiatives and is working with the state and local economic development agencies to attract new large customers to the service area.

Preliminary studies conducted in connection with Idaho Power's 2013 IRP, including a load and resource balance for the 2013 to 2032 period, indicate that under a scenario that excludes demand response programs and power capacity from the proposed Boardman-to Hemingway 500-kV transmission line, no peak-hour load deficit exists until 2016. This indicates some available near term capacity to accommodate growth. Should there be a significant increase in loads due to new large-load customers or increased general economic activity, near-term growth could exceed projections and Idaho Power may be required to adjust its infrastructure development plans accordingly.

Idaho Power also continues to manage costs while executing its three-part strategy of responsible planning, responsible development and protection of resources, and responsible energy use. Idaho Power plans to control operating and maintenance and capital costs through process and project reviews, through process improvement initiatives, and by empowering employees to identify means to reduce costs, build efficiencies, and enhance individual and enterprise performance. At the same time, Idaho Power has continued its efforts relating to large capital projects and on maintaining and replacing aging assets to plan and build for the future.

Weather Conditions and Associated Impacts: Weather and agricultural growing conditions have a significant impact on energy sales and the seasonality of those sales. Relatively low and high temperatures result in greater energy use for heating and cooling, respectively. During the agricultural growing season, which in large part occurs during the second and third quarters, irrigation customers use electricity to operate irrigation pumps. Idaho Power also has tiered rates and seasonal rates, which contribute to increased revenues during higher-load periods, most notably the third quarter of each year when customer demand is typically at its peak. As for weather-impacted results year-to-date, an abnormally cold winter in the first quarter of 2013 drove increased demand by retail customers for the operation of electric heating systems.

Idaho Power's hydroelectric facilities comprise nearly one-half of Idaho Power's nameplate generation capacity. The availability and volume of hydroelectric power depends on the amount of snow pack in the mountains upstream of Idaho Power's hydroelectric facilities, reservoir storage, springtime snow pack run-off, base flows in the Snake River, spring flows, rainfall, water leases and other water rights, and other weather and stream flow considerations. Idaho Power expects hydroelectric generation during 2013 to be in the range of 5.0 to 7.0 million megawatt-hours (MWh), based on reservoir storage levels and forecasted weather conditions as of the date of this report, compared to actual generation of 8.0 million

MWh in 2012, 10.9 million MWh in 2011, and 7.3 million MWh in 2010. Median annual hydroelectric generation is 8.6 million MWh. When hydroelectric generation is reduced, Idaho Power must rely on more expensive generation sources and purchased power; however, most of the increase in power supply costs is collected from customers through its Idaho and Oregon PCA mechanisms. Conversely, in periods of greater hydroelectric generation most of the resulting decrease in power supply costs that typically occurs is returned to customers through the PCA mechanisms. In its PCA application filed with the IPUC on April 15, 2013, Idaho Power requested a $140.4 million increase in PCA rates, with the requested increase due in large part to unfavorable hydroelectric conditions during the 2012-2013 PCA year and a forecast of below average hydroelectric generating conditions during the 2013-2014 PCA year.

When favorable hydroelectric generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydroelectric facility operators, thus increasing the available supply of lower-cost power and lowering regional wholesale market prices, which impacts the revenue Idaho Power receives from off-system sales of its excess power. Conversely, when hydroelectric generating conditions are poor, wholesale market prices may be higher due to lower supply, but Idaho Power would generally have less surplus energy available for sale into the wholesale markets at those times. Again, much of the adverse or favorable impact of these costs is addressed through the PCA mechanisms. In addition to the impact of hydroelectric generation conditions mentioned above, a portion of the PCA rate increase included in Idaho Power's April 2013 PCA application with the IPUC is attributable to the impact of lower wholesale market prices on off-system sales revenues.

Fuel and Purchased Power Expense: In addition to hydroelectric generation and power it purchases in the wholesale markets, Idaho Power relies significantly on coal and natural gas to fuel its generation facilities. Fuel costs are impacted by electricity sales volumes, the terms of contracts for fuel, Idaho Power's power generation capacity, the availability of hydroelectric generation resources, transmission capacity, energy market prices, and Idaho Power's hedging program for managing fuel costs. Operation of Idaho Power's Langley Gulch power plant, placed into operation in June 2012, has increased Idaho Power's use of natural gas as a generation fuel and thus its exposure to volatility in natural gas prices.

Purchased power costs are impacted by the terms of contracts for purchased power, the rate of expansion of alternative energy generation sources such as wind energy, and wholesale energy market prices. Idaho Power is obligated to purchase power from some PURPA generation projects at a specified price regardless of the then-current load demand or wholesale energy market prices. This increases the likelihood that Idaho Power will at times be required to reduce output from its lower-cost hydroelectric and fossil fuel-fired generation resources and may be required to sell in the wholesale power market the power it purchases from PURPA projects at a significant loss. Integration of intermittent, non-dispatchable resources (such as wind energy) into Idaho Power's portfolio also creates a number of complex operational risks and challenges that Idaho Power is working to address, including through evaluation of the results of a recent comprehensive wind integration study. Notably, integration of these sources of power into Idaho Power's portfolio does not eliminate Idaho Power's need to construct facilities and infrastructure that provide reliable power. For instance, at the time Idaho Power reached its all-time system peak demand of 3,245 MW on July 12, 2012, wind resources on Idaho Power's system, representing roughly 500 MW of capacity, were contributing only 14 MW of power due to lack of wind. Increases in federally mandated PURPA power purchases were a significant driver of increased power purchase costs during 2012, contributing to increases in customer rates.

The Idaho and Oregon PCA mechanisms mitigate in large part the potential adverse impacts to Idaho Power of fluctuations in Idaho Power's power supply costs, including substantially all of the Idaho-jurisdiction PURPA power purchase costs. Idaho Power also uses physical and financial forward contracts for both electricity and fuel and other hedging strategies in order to manage the risks relating to fuel and power price exposures.

Regulatory and Environmental Compliance Costs and Expenditures: Idaho Power is subject to extensive federal and state laws, policies, and regulations, as well as regulatory actions and audits, including FERC and North American Electric Reliability Corporation reliability requirements. Compliance with these requirements directly influences Idaho Power's operating environment and may significantly increase Idaho Power's operating costs. Further, potential monetary and non-monetary penalties for a violation of applicable laws or regulations may be substantial. Accordingly, Idaho Power has in place numerous compliance policies and initiatives, and frequently evaluates and updates those policies and initiatives.

In particular, environmental laws and regulations may, among other things, increase the cost of operating power generation plants and constructing new facilities, require that Idaho Power install additional pollution control devices at existing generating plants, or require that Idaho Power cease operating certain power generation plants. For instance, the Boardman coal-fired power plant, in which Idaho Power owns a 10-percent interest, is scheduled to cease coal-fired operations by the end of 2020, the decision for which was driven in large part by the substantial cost of environmental controls. Idaho Power expects to spend a considerable amount on environmental compliance and controls in the next decade. As legislation and regulations concerning greenhouse gas emissions develop, Idaho Power assesses, to the extent determinable, the potential impact on the costs to operate its power generation facilities, as well as the willingness or ability of joint owners of power plants to fund any required pollution control equipment upgrades in lieu of early plant retirements. To that end, in the first quarter of 2013 Idaho Power concluded cost studies and scenario analyses to assess the potential future investments necessary for the continued operation of the Jim Bridger and Valmy coal-fired generation facilities. Idaho Power published the results of the study in February 2013, concluding that planned investments in environmental controls at both plants are appropriate.

Other Notable Matters and Areas of Focus

Pension Plan Funding: From 2010 to 2012 Idaho Power contributed $123 million to its defined benefit pension plan. In May 2011 the IPUC authorized Idaho Power to increase its annual recovery and amortization of deferred pension costs from $5.4 million to $17.1 million. While Idaho Power does not anticipate that any cash contributions will be required in 2013, it does expect to make additional significant cash contributions to the pension plan in the future and may elect to make early contributions during 2013. While the IPUC's authorization to increase the annual recovery has decreased the adverse cash flow impacts of the contributions, the magnitude of the contributions relative to the annual cost recovery can still create a lag between the timing of expenditures and their recovery.

Water Management and Relicensing of the Hells Canyon Hydroelectric Project: Because of Idaho Power's reliance on stream flow in the Snake River and its tributaries, Idaho Power participates in numerous proceedings and venues that may affect its water rights, seeking to preserve the long-term availability of its rights for use at its hydroelectric projects. Also, Idaho Power is involved in renewing its federal license for the HCC, its largest hydroelectric generation source, and recently received a 30-year license renewal from the FERC for its Swan Falls hydroelectric project. Relicensing involves numerous environmental issues and substantial costs. Idaho Power is working with the states of Idaho and Oregon, federal and state regulatory authorities, and interested parties to address concerns and take appropriate measures relating to the relicensing of the HCC. However, given the number of parties and issues involved, Idaho Power's relicensing costs have been and will continue to be substantial, and the terms of, and costs associated with, any resulting license are not currently determinable.

Transmission Projects: Idaho Power continues to focus on expansion of its transmission system in an effort to enhance system reliability and access to wholesale markets. Its most notable transmission projects in progress include the proposed Boardman-to-Hemingway and Gateway West 500-kV transmission projects. In January 2012, Idaho Power entered into cost-sharing arrangements with third parties for the permitting phases of both projects. Construction of these projects cannot commence until all federal, state, and local regulatory requirements are met. Based on Idaho Power's assessment of the status and future milestones for the Boardman-to-Hemingway project, of which Idaho Power is the project manager, Idaho Power continues to believe that an in-service date prior to 2018 is unlikely.

Summary of First Quarter 2013 Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, Inc., and IDACORP's earnings per diluted share for the three-month period ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Idaho Power net income	$34,046	$25,819
Net income attributable to IDACORP, Inc.	$33,533	$24,930
Average outstanding shares – diluted (000’s)	50,064	49,905
IDACORP, Inc. earnings per diluted share	$0.67	$0.50

The table below provides a reconciliation of net income attributable to IDACORP, Inc. for the three-month period ended March 31, 2013 to the same period in 2012 (items are in millions and are before tax unless otherwise noted):

	Three months ended
Net income attributable to IDACORP, Inc. - March 31, 2012		$24.9
Change in Idaho Power net income:
Rate changes, net of changes in power supply costs and PCA mechanisms	$13.7
Increase in sales volumes, net of associated power supply costs and PCA mechanism impacts	8.0
Other changes in operating revenues and expenses, net	(1.8)
Increase in Idaho Power operating income	19.9
Decrease in allowance for funds used during construction (AFUDC)	(6.0)
Changes in other non-operating income and expense	(2.7)
Additional amortization of ADITC in 2012	(0.8)
Increase in income tax expense	(2.2)
Total increase in Idaho Power net income		8.2
Other net changes (net of tax)		0.4
Net income attributable to IDACORP, Inc. - March 31, 2013		$33.5

IDACORP net income increased $8.6 million for the first quarter of 2013 when compared with the same period in the prior year. Idaho Power's operating income increased by $19.9 million over the comparative period. Increased rates related to the Langley Gulch power plant that took effect in 2012, combined with other rate changes, increased operating income by $13.7 million for the quarter. In addition, increased sales volumes, largely resulting from abnormally cold winter temperatures, drove operating income higher by $8.0 million. The rate impact of Langley Gulch was tempered by associated decreases in AFUDC of $6.0 million and increased depreciation and operating expenses related to the plant. Increases in other operating and maintenance expenses and income taxes and decreased non-operating income also partially offset the impact of increased sales volumes and rates.

Key Operating and Financial Metric Estimates for Full-Year 2013

IDACORP’s and Idaho Power’s estimates, as of the date of this report, for 2013 full year metrics are as follows:

2013 Estimates
	Current (1)	Previous (2)
Idaho Power Operating & Maintenance Expense (millions)	No Change	$340-$350
Idaho Power Additional Amortization of ADITC (millions)	$0	Less than $5
Idaho Power Capital Expenditures, excluding AFUDC (millions)	No Change	$245-$255
Idaho Power Hydroelectric Generation (million MWh) (3)	5.0-7.0	6.0-8.0

(1) As of May 2, 2013.
(2) As of February 21, 2013, the date of filing of IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2012.
(3) Based on reservoir storage levels and forecasted weather conditions as of the date of this report.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three months ended March 31, 2013.  In this analysis, the results for the three months ended March 31, 2013 are compared to the same period in 2012. In MD&A, MWh and dollar amounts in tables, other than earnings per share, are in thousands unless otherwise indicated.

Utility Operations

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three months ended March 31, 2013 and 2012.

	Three months ended March 31,
	2013	2012
General business sales	3,348	3,178
Off-system sales	502	974
Total energy sales	3,850	4,152
Hydroelectric generation	1,510	2,568
Coal generation	1,657	1,205
Natural gas and other generation	227	12
Total system generation	3,394	3,785
Purchased power	721	645
Line losses	(265)	(278)
Total energy supply	3,850	4,152

Sales Volume and Generation: In the first quarter of 2013, general business sales volume increased by 170 thousand MWh compared to the same period in the prior year, mostly as a result of increased residential customer usage. The comparative increase in residential customer usage is largely attributable to an abnormally cold winter, which increased demand for electricity to operate electric heating systems. Conversely, off-system sales volume decreased by 472 thousand MWh in the first quarter of 2013 as decreases in output from hydroelectric resources and an increase in customer load decreased surplus power available for sale.

Hydroelectric generation comprised 44 percent of Idaho Power's total system generation during the first quarter of 2013. The 1.1 million MWh decrease in hydroelectric generation in the first quarter of 2013 compared to the same period in 2012 was primarily due to below normal water supply resulting in below normal hydroelectric generating conditions. The decrease in hydroelectric generation during the first quarter of 2013 led to an increased utilization of coal-fired and natural gas-fired generation. The commencement of operation of the Langley Gulch natural gas-fired power plant in the summer of 2012 replaced in part the decreased hydroelectric generation.

The increase in volume of purchased power in the first quarter of 2013 compared to the same period in 2012 is attributable to increased mandated purchases of power under PURPA power purchase agreements. Idaho Power is required to purchase this power at established rates regardless of the need for the power or the current wholesale power market prices.

Idaho Power's system is dual peaking, with the larger peak demand occurring in the summer. The highest peak demand of 3,245 MW was set on July 12, 2012 while the highest winter peak demand of 2,527 MW was set on December 10, 2009. During these and other similar heavy load periods, Idaho Power's system is fully committed to serve loads and meet required operating reserves. When loads exceed Idaho Power's generation capacity, Idaho Power must rely on power obtained through purchase contracts (from which power may not be available when needed if the source is intermittent power such as wind) and third-party transmission and may be required to purchase power in the wholesale energy spot market.

General Business Revenues:  The table below presents Idaho Power’s general business revenues and MWh sales for the three months ended March 31, 2013 and 2012 and the number of customers as of March 31, 2013 and 2012.

	Three months ended March 31,
	2013	2012
Revenue
Residential	$136,387	$112,546
Commercial	61,874	53,436
Industrial	35,839	33,341
Irrigation	773	673
Total	234,873	199,996
Deferred revenue related to HCC relicensing AFUDC (1)	(2,654)	(2,567)
Total general business revenues	$232,219	$197,429
Volume of Sales (MWh)
Residential	1,555	1,435
Commercial	986	948
Industrial	798	787
Irrigation	9	8
Total MWh sales	3,348	3,178
Number of customers at period end
Residential	416,907	412,047
Commercial	66,058	65,346
Industrial	119	118
Irrigation	19,046	18,765
Total customers	502,130	496,276

(1) As part of its January 30, 2009 general rate case order, the IPUC allowed Idaho Power to recover AFUDC for the HCC relicensing asset even though the relicensing process is not yet complete and the relicensing asset has not been placed in service. Idaho Power is collecting approximately $10.7 million annually in the Idaho jurisdiction, but is deferring revenue recognition of the amounts collected until the license is issued and the asset is placed in service under the new license.

Changes in rates and changes in customer demand are the primary reasons for fluctuations in general business revenue from period to period. The table below presents the rate changes that significantly impacted revenue levels for the first quarter of 2013 when compared to the same period in 2012.

Description	Effective Date	Percentage Rate Increase (Decrease)	Annualized $ Impact (millions)
2012 Idaho PCA	6/1/2012	5.1%	43
2012 Idaho non-AMI meter depreciation	6/1/2012	(1.3)%	(11)
2012 Idaho Langley Gulch	7/1/2012	6.8%	58
2012 Oregon Langley Gulch	10/1/2012	6.9%	3

The primary influences on customer demand for electricity are weather and economic conditions. Extreme temperatures increase sales to customers who use electricity for cooling and heating, and moderate temperatures decrease sales. Precipitation levels during the agricultural growing season also affect sales to customers who use electricity to operate irrigation pumps, with increased precipitation reducing electricity usage. Rates are also seasonally adjusted and based on a tiered rate structure that provides for higher rates during peak load periods. The seasonal and tiered rate structures contribute to seasonal fluctuations in revenues and earnings. Boise, Idaho weather-related information for the three months ended March 31, 2013 and 2012 is presented in the table below.

	Three months ended March 31,
	2013	2012	Normal
Heating degree-days (1)	2,832	2,240	2,480
Cooling degree-days (1)	—	—	—
(1)  Heating and cooling degree-days are common measures used in the utility industry to analyze the demand for electricity and indicate when a customer would use electricity for heating and air conditioning. A degree-day measures how much the average daily temperature varies from 65 degrees. Each degree of temperature above 65 degrees is counted as one cooling degree-day, and each degree of temperature below 65 degrees is counted as one heating degree-day. While Boise, Idaho weather conditions are not necessarily representative of weather conditions throughout Idaho Power's service territory, the greater Boise area has the substantial majority of Idaho Power's customers.

General business revenue increased $34.8 million for the first quarter of 2013 compared to the same period in 2012. Specific factors affecting general business revenues are discussed below.

•
Rates.  Rate changes, including those shown in the table above, combined to increase general business revenue by $25.8 million in the quarter compared to the same period in 2012. The revenue impact of several of the rate changes was directly offset by associated changes in operating expenses. For example, depreciation expense related to Langley Gulch increased approximately $3 million in the quarter compared to the same quarter in the prior year, offsetting a portion of the associated rate increase.

•
Usage.  Abnormally cold winter temperatures drove higher usage per customer for the operation of electric heating units, which increased general business revenue for the quarter by $9.4 million compared to the same period in 2012.

•
Customers.  Customer growth drove an increase in overall MWh sales for the quarter and a $2.6 million increase in general business revenues when compared to the first quarter of 2012. Total customers increased 1.2 percent compared to the same period in 2012. The positive impact of customer growth was offset by a $3.0 million decrease in revenues for the comparative quarter resulting from the termination of service to Hoku Materials, Inc. during 2012 under an electric service agreement. Combined, these changes reduced general business revenues by $0.4 million in 2013 when compared to the same period in 2012.

Off-System Sales:  Off-system sales consist primarily of long-term sales contracts and opportunity sales of surplus system energy.  The table below presents Idaho Power’s off-system sales for the three months ended March 31, 2013 and 2012.

	Three months ended March 31,
	2013	2012
Revenue	$15,900	$27,708
MWh sold	502	974
Revenue per MWh	$31.67	$28.45

For the quarter, off-system sales revenue decreased by $11.8 million, or 43 percent, as compared to the same period in 2012. Off-system sales volumes decreased 48 percent for the quarter, as a result of decreased hydroelectric generation and increased system load when compared to the same period in 2012. The decreases in volume were partially offset by an 11 percent increase in average prices for the quarter.

Other Revenues:  The table below presents the components of other revenues for the three months ended March 31, 2013 and 2012.

	Three months ended March 31,
	2013	2012
Transmission services and other	$11,779	$10,869
Energy efficiency	4,470	4,477
Total other revenues	$16,249	$15,346

Other revenue increased $0.9 million for the first quarter of 2013 compared to the same period in 2012. Transmission wheeling revenues increased by approximately 20 percent over the same period in the prior year, mostly related to the increased need for purchased power throughout the region.

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

Purchased Power:  The table below presents Idaho Power’s purchased power expenses and volumes for the three months ended March 31, 2013 and 2012.

	Three months ended March 31,
	2013	2012
Expense
PURPA contracts	$30,657	$23,757
Other purchased power (including wheeling)	12,200	10,520
Total purchased power expense	$42,857	$34,277
MWh purchased
PURPA contracts	511	416
Other purchased power	210	229
Total MWh purchased	721	645
Cost per MWh from PURPA contracts	$59.99	$57.11
Cost per MWh from other sources	$58.10	$45.94
Weighted average - all sources	$59.44	$53.14

The purchased power cost per MWh often exceeds the off-system sales revenue per MWh because Idaho Power generally needs to purchase more power during heavy load periods, which is higher priced energy, than during light load periods, which is lower priced energy, and conversely has less energy available for off-system sales during heavy load periods than light load periods. Also, in accordance with Idaho Power's risk management policy, Idaho Power may purchase or sell energy several months in advance of anticipated delivery. The regional energy market price is dynamic and additional energy purchase or sale transactions that Idaho Power makes at current market prices may be noticeably different than the advance purchase or sale transaction prices.

Purchased power expense increased $8.6 million, or 25 percent, in the first quarter of 2013 compared to the same period in 2012. This increase was driven by the volume of mandated power purchases from cogeneration and small power production (CSPP) facilities pursuant to PURPA, which increased 23 percent for the quarter due to PURPA wind generation facilities providing more generation than in the prior year.

Substantially all PURPA power purchase costs are recovered through base rates and Idaho Power's PCA mechanisms; thus, the primary impact of the increased expense associated with PURPA power purchases is a corresponding increase in customer rates.

Fuel Expense:  The table below presents Idaho Power’s fuel expenses and generation at its thermal generating plants for the three months ended March 31, 2013 and 2012.

	Three months ended March 31,
	2013	2012
Expense
Coal	$40,316	$31,084
Natural gas and other thermal	8,850	1,667
Total fuel expense	$49,166	$32,751
MWh generated
Coal	1,657	1,205
Natural gas and other thermal	227	12
Total MWh generated	1,884	1,217
Cost per MWh
Coal	$24.33	$25.80
Natural gas and other thermal	$38.99	$138.92
Weighted average, all sources	$26.10	$26.91

Fuel expense increased $16.4 million, or 50 percent, in the first quarter of 2013 compared to the same period in 2012, due principally to the following factors:

•
Idaho Power's Langley Gulch natural gas-fired power plant came on line at the end of the second quarter of 2012. Operation of the plant accounted for $4.8 million of the increase in fuel expense for the quarter. Idaho Power operated the plant primarily to serve peak load, to integrate intermittent resources, and for economic dispatch opportunities. The significant decrease in cost per MWh for natural gas and other thermal facilities shown in the table above is in large part attributable to the spreading of fixed costs of natural gas-fired plants over a greater volume of generation from those plants—most notably, operation of the Langley Gulch power plant.

•
Generation from coal-fired facilities increased 37 percent for the first quarter of 2013 compared to the same period in 2012. During the quarter, higher wholesale power prices and lower hydroelectric generation when compared with the same period in the prior year increased Idaho Power's reliance on its coal-fired plants to meet customer loads.

Most fuel supply contracts are subject to changes in published indexes that are closely related to materials and supplies, labor, and diesel costs. In addition to commodity (variable) costs, both natural gas and coal expense include costs that are more fixed in nature for items such as capacity charges, transportation, and fuel handling. Period to period variances in fuel expense per MWh (such as the cost per MWh for natural gas and other thermal in 2013 compared to 2012) are noticeably impacted by these fixed charges when generation output is substantially different between the two periods.

PCA Mechanisms:  Idaho Power's power supply costs (primarily purchased power and fuel, less off-system sales) can vary significantly from year to year, primarily due to the impact of fluctuations in weather, system loads, and commodity markets.  To address the volatility of power supply costs, Idaho Power has PCA mechanisms in both the Idaho and Oregon jurisdictions.  These mechanisms allow Idaho Power to recover from or refund to customers most of the fluctuations in power supply costs.  Because of these mechanisms, the primary financial impacts of power supply cost variations is that cash is paid out but recovery from customers does not occur until a future period, or cash that is collected is refunded to customers in a future period, resulting in fluctuations in operating cash flows from year to year.

The table below presents the components of the Idaho and Oregon PCA mechanisms for the three months ended March 31, 2013 and 2012.

	Three months ended March 31,
	2013	2012
Idaho power supply cost (deferral) accrual	$(9,754)	$9,624
Oregon power supply cost deferral	—	(138)
Amortization of prior year authorized balances	(4,957)	(478)
Total power cost adjustment expense	$(14,711)	$9,008

The power supply deferrals or accruals represent the portion of that periods' power supply cost fluctuations deferred or accrued under the PCA mechanisms. When actual power supply costs are greater than the amount forecasted in PCA rates, which is anticipated for 2013, most of the excess cost is deferred. In 2012, power supply costs were accrued because actual power supply costs were less than the amount forecasted for inclusion in PCA rates.

The amortization of the prior year’s balances represents the amounts being collected or refunded in the current PCA year that were deferred or accrued in the prior PCA year (the true-up component of the PCA).

Other Operations and Maintenance (O&M) Expenses:  Other O&M expense increased $1.3 million for the quarter as compared to the same period in 2012. The changes in other O&M expense were due to the following:

•	changes in labor and benefits costs, which increased $1.0 million for the quarter. These changes resulted from normal increases in employee wages and costs of providing employee benefits; and

•
increased thermal plant O&M costs of $1.0 million for the quarter related to lower overall maintenance costs and consumable supplies in the prior year due to lower utilization of these plants during the comparable period of 2012. The lower utilization in 2012 was predominately driven by low wholesale energy prices in the region during that period.

Income Taxes

Income Tax Expense: IDACORP's and Idaho Power's income tax expense for the three months ended March 31, 2013, compared to the same period in 2012, increased $2.8 million and $3.1 million, respectively, primarily as a result of greater Idaho Power pre-tax earnings. For information relating to IDACORP's and Idaho Power's computation of income tax expense and estimated annual effective tax rate, see Note 2 - “Income Taxes” to the condensed consolidated financial statements included in this report.

Additional Amortization of ADITC: Idaho Power's December 2011 settlement stipulation with the IPUC and other parties provided for the availability of additional amortization of ADITC if Idaho Power's actual Idaho ROE is below 9.5 percent in any calendar year from 2012 to 2014.  For information relating to Idaho Power's 2011 settlement stipulation, see Note 3 - “Regulatory Matters” to the condensed consolidated financial statements included in this report. In accordance with the settlement stipulation, Idaho Power has a total of $45 million of additional ADITC amortization available for use in 2013 and 2014. As of the date of this report, Idaho Power does not expect to record additional ADITC amortization for 2013 based on its estimate of 2013 Idaho ROE.

Bonus Depreciation: Bonus depreciation provides for the accelerated deduction of current capital expenditures from certain asset classes.  For 2013, the deduction is equal to 50 percent of a qualifying asset's cost. Idaho Power has included an estimated bonus depreciation deduction in its current federal income tax provision.

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

Idaho Power continues to make significant infrastructure investments. Idaho Power estimates that total capital expenditures will be between $815 million and $835 million over the period from 2013 (inclusive of amounts incurred year-to-date in 2013) through 2015. A significant focus for 2013 will be to continue to control costs and to generate sufficient cash from operations to meet operating needs, contribute to capital expenditure requirements, and pay dividends to shareholders.

As of April 26, 2013, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

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

IDACORP and Idaho Power monitor capital markets with a view toward opportunistic debt and equity transactions where possible in light of future needs. IDACORP and Idaho Power expect to continue financing capital requirements during the remainder of 2013 with a combination of existing cash and operating cash flows generated by Idaho Power's utility business. IDACORP and Idaho Power believe that these amounts, together with access to the companies' credit facilities and commercial paper markets, will be sufficient to meet short-term obligations and debt maturities in 2013.

On April 8, 2013, Idaho Power issued $75 million of 2.50% first mortgage bonds due 2023 and $75 million of 4.00% first mortgage bonds due 2043. Idaho Power currently has outstanding $70 million in principal amount of its 4.25% first mortgage bonds due in October 2013, with no first mortgage bonds due thereafter until 2018. Idaho Power intends to use a portion of the net proceeds from its April 2013 issuance of first mortgage bonds to satisfy its obligations upon maturity of the 4.25% first mortgage bonds due in October 2013.

Idaho Power recently received orders from the IPUC, OPUC, and Wyoming Public Service Commission (WPSC) authorizing Idaho Power to issue and sell from time to time up to $500 million aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders.

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

IDACORP and Idaho Power seek to maintain capital structures of approximately 50 percent debt and 50 percent equity, and maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of March 31, 2013, IDACORP's and Idaho Power's capital structures were as follows:

	IDACORP	Idaho Power
Debt	48%	49%
Equity	52%	51%

Operating Cash Flows

IDACORP’s and Idaho Power’s operating cash inflows for the three months ended March 31, 2013 were $54 million and $53 million, respectively, increases of $16 million and $12 million, respectively, compared to the same period in 2012.  With the exception of cash flows related to income taxes, IDACORP’s operating cash flows are principally derived from the operating cash flows of Idaho Power.  Significant items that affected the comparability of the companies' operating cash flows in the first three months of 2013 relative to the same period in 2012 were as follows:

•	Idaho Power made a $34 million cash contribution to its defined benefit pension plan in 2012, but has made no contributions in 2013;

•
changes in regulatory assets and liabilities, mostly related to the relative amounts of power supply costs deferred under the Idaho PCA mechanism, reduced operating cash inflows flows by $29 million; and

•
changes in working capital balances due primarily to timing. Fluctuations in fuel inventories increased cash flows by $18 million as fuel on hand decreased by $10 million during the first three months of 2013, due to increased thermal plant operation, compared with an $8 million increase in fuel inventories during the same period in 2012. The timing of collections of customer receivables balances reduced cash flows by $11 million as customer receivables increased by $13 million during the first three months of 2013 due to increased customer sales, compared with a $2 million increase in customer receivables during the same period in 2012.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction and improvements to Idaho Power’s generation, transmission, and distribution facilities.  IDACORP’s and Idaho Power’s investing cash outflows for the three months ended March 31, 2013 were $49 million and $50 million, respectively. Investing cash outflows for 2013 and 2012 were primarily for construction of utility infrastructure needed to address Idaho Power’s aging plant and equipment and customer growth.

Financing Cash Flows

Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed.  Idaho Power funds liquidity needs for capital investment, working capital, managing commodity price risk, and other financial commitments through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP.  IDACORP funds its cash requirements, such as payment of taxes, capital contributions to Idaho Power, and non-utility expenses allocated to IDACORP, through cash flows from operations, commercial paper markets, sales of common stock, and credit facilities.

IDACORP’s financing cash outflows for the three months ended March 31, 2013 were $7 million and Idaho Power’s financing cash outflows were $4 million for the same period.  The following are significant items that affected financing cash flows in the first three months of 2013:

•      IDACORP and Idaho Power paid cash dividends of approximately $19 million; and
•      Idaho Power had net borrowings of $17 million of commercial paper, which was partially offset by a net decrease of $3 million in borrowings specific to IDACORP, for a consolidated net increase in borrowings totaling $14 million.

On June 17, 2010, Idaho Power entered into a Selling Agency Agreement with Banc of America Securities LLC, BNY Mellon Capital Markets, LLC, J.P. Morgan Securities Inc., KeyBanc Capital Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mitsubishi UFJ Securities (USA), Inc., RBC Capital Markets Corporation, SunTrust Robinson Humphrey, Inc., U.S. Bancorp Investments, Inc., and Wells Fargo Securities, LLC in connection with the potential issuance and sale from time to time of up to $500 million aggregate principal amount of first mortgage bonds under a shelf registration statement filed with the SEC. Idaho Power has concluded the following issuances under the selling agency agreement, using the full available amount under the registration statement and selling agency agreement:

•
On August 30, 2010, Idaho Power issued $100 million of 3.40% first mortgage bonds, medium-term notes, Series I, maturing on November 1, 2020, and $100 million of 4.85% first mortgage bonds, medium-term notes, Series I, maturing on August 15, 2040.

•
On April 13, 2012, Idaho Power issued $75 million of 2.95% first mortgage bonds, medium-term notes, Series I, maturing on April 1, 2022, and $75 million of 4.30% first mortgage bonds, medium-term notes, Series I, maturing on April 1, 2042.

•
On April 8, 2013, Idaho Power issued $75 million of 2.50% first mortgage bonds, medium-term notes, Series I, maturing on April 1, 2023, and $75 million of 4.00% first mortgage bonds, medium-term notes, Series I, maturing on April 1, 2043.

Idaho Power intends to use a portion of the net proceeds of the April 2013 sale of first mortgage bonds to satisfy its obligations upon maturity of $70 million in principal amount of 4.25% first mortgage bonds due in October 2013.

Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and WPSC. The April 8, 2013 issuance of first mortgage bonds, together with issuances of first mortgage bonds in August 2010 and April 2012, utilized the full $500 million available under Idaho Power's registration statement filed with the SEC in May 2010 and the amount authorized for issuance by the IPUC, OPUC, and WPSC in orders issued during 2010. In light of full use of the available amount, Idaho Power filed applications with the IPUC, OPUC, and WPSC to renew its debt financing authority. In April 2013, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing Idaho Power to issue and sell from time to time up to $500 million in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. Authority from the IPUC is through April 9, 2015, though Idaho Power may request an extension by letter filed with the IPUC prior to that date. The OPUC's and WPSC's orders do not impose a time limitation for issuances, but the OPUC order does impose a number of other conditions, including a maximum interest rate limit of 7 percent.

Financing Programs

Shelf Registrations: IDACORP has an effective registration statement on file with the SEC that, as of the date of this report, can be used for the issuance of up to $539 million of debt securities and common stock. As of the date of this report, Idaho Power's registration statement, originally established for the offer and sale of up to $500 million of debt securities and first mortgage bonds, has been fully utilized.

The issuance of first mortgage bonds requires that Idaho Power meet interest coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust securing the bonds. Future issuances of first mortgage bonds are subject to satisfaction of covenants and security provisions set forth in the Indenture of Mortgage and Deed of Trust, market conditions, regulatory authorizations, and covenants contained in other financing agreements. The Indenture of Mortgage and Deed of Trust limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture of Mortgage and Deed of Trust. As of March 31, 2013, Idaho Power could issue approximately $1.4 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions. However, the Indenture of Mortgage and Deed of Trust further limits the maximum amount of first mortgage bonds at any one time outstanding to $2.0 billion, and as a result the maximum amount of first mortgage bonds Idaho Power could issue as of March 31, 2013 was limited to approximately $489 million. As a result of the issuance of additional first mortgage bonds in April 2013, described above, as of the date of this report the maximum amount of first mortgage bonds Idaho Power could issue was limited to approximately $339 million. Idaho Power may increase the $2.0 billion limit on the maximum amount of first mortgage bonds outstanding by filing a supplemental indenture with the trustee as provided in the Indenture of Mortgage and Deed of Trust.

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

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, “consolidated indebtedness” broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). “Consolidated total capitalization” is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At March 31, 2013, the leverage ratios for IDACORP and Idaho Power were 48 percent and 49 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities, which could limit the ability of the companies to issue first mortgage bonds and debt securities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary. At March 31, 2013, IDACORP and Idaho Power were in compliance with all facility covenants. Further, IDACORP and Idaho Power do not believe they will be in violation or breach of their respective debt covenants during the remainder of 2013, but were circumstances to arise that may alter that view management would take appropriate action to mitigate any such issue.

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

Without additional approval from the IPUC, the OPUC, and the WPSC, the aggregate amount of short-term borrowings by Idaho Power at any one time outstanding may not exceed $450 million.

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

Available Short-Term Liquidity: The table below outlines available short-term borrowing liquidity as of the dates specified.

	March 31, 2013		December 31, 2012
	IDACORP (2)	Idaho Power	IDACORP (2)	Idaho Power
Revolving credit facility	$125,000	$300,000	$125,000	$300,000
Commercial paper outstanding	(67,150)	(16,600)	(69,700)	—
Identified for other use (1)	—	(24,245)	—	(24,245)
Net balance available	$57,850	$259,155	$55,300	$275,755
(1)  Port of Morrow and American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds is unable to sell the bonds to third parties.

(2) Holding company only.

At April 26, 2013, IDACORP had no loans outstanding under its credit facility and $67.4 million of commercial paper outstanding, and Idaho Power had no loans outstanding under its credit facility and no commercial paper outstanding. The table below presents additional information about short-term commercial paper borrowing during the three months ended March 31, 2013.

	Three months ended
	March 31, 2013
	IDACORP (1)	Idaho Power
Commercial paper:
Period end:
Amount outstanding	$67,150	$16,600
Weighted average interest rate	0.43%	0.44%
Daily average amount outstanding during the period	$65,145	$8,500
Weighted average interest rate during the period	0.46%	0.43%
Maximum month-end balance	$67,150	$16,600

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

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties.  As of March 31, 2013, Idaho Power had posted $1.5 million of performance assurance collateral.  Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions.  Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of March 31, 2013, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $2.8 million.  To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's construction expenditures, excluding AFUDC, were $50 million during the three months ended March 31, 2013.  The table below presents Idaho Power's estimated cash requirements for construction, excluding AFUDC, for 2013 (including amounts incurred to date during 2013) through 2015 (in millions of dollars).

	2013	2014-2015
Ongoing capital expenditures (excluding item listed below in this table)	$210-218	$500-505
Jim Bridger plant selective catalytic reduction equipment	35-37	70-75
Total	$245-255	$570-580

Major Infrastructure Projects: Idaho Power is engaged in the development of a number of significant projects and has entered into arrangements with third parties concerning joint infrastructure development. The discussion below provides a summary of certain of these projects and notable developments since the discussion of these matters included in Part II, Item 7 - “MD&A - Capital Requirements” in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2012. The discussion below should be read in conjunction with that report.

Boardman-to-Hemingway Line: The Boardman-to-Hemingway line, a proposed 300-mile, 500-kV transmission project between a station near Boardman, Oregon and the Hemingway station near Boise, Idaho, would provide transmission service to meet future resource needs. In January 2012, Idaho Power entered into a joint funding agreement with PacifiCorp and the Bonneville Power Administration to jointly pursue permitting of the project. The joint funding agreement provides that Idaho Power's interest in the permitting phase of the project would be approximately 21 percent, and that during future negotiations relating to construction of the transmission line Idaho Power would seek to retain that percentage interest in the completed project. Idaho Power's estimated share of the cost of the permitting phase of the project is $13 million, including AFUDC. Total cost estimates for the project are between approximately $890 million and $940 million, including AFUDC. This cost estimate excludes the impacts of inflation and price changes of materials and labor resources that may occur following the date of the estimate. Idaho Power's share of the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above. Construction costs beyond the permitting phase are not included in the table above.

In February 2013, Idaho Power filed its preliminary application for a site certificate with the Oregon Department of Energy. Issuance of a site certificate is required prior to commencement of construction of the transmission line. Additionally, other federal and state permitting activities continue to move forward, and Idaho Power continues to expect the U.S. Bureau of Land Management (BLM) to issue a draft environmental impact statement (EIS) in mid-2013. The completion date of the project is subject to siting, permitting, regulatory approvals, in-service date requirements of the parties electing to construct the line, the terms of any resulting joint construction agreements, and other conditions. Based on Idaho Power's assessment of those and other factors, Idaho Power continues to expect that a project in-service date prior to 2018 is unlikely.

Gateway West Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a 500-kV transmission project between a station located near Douglas, Wyoming and the Hemingway station. In January 2012, Idaho Power and PacifiCorp entered a new joint funding agreement for permitting of the project. Idaho Power's estimated cost for the permitting phase of the Gateway West project is approximately $24 million, including AFUDC. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $150 million and $300 million, including AFUDC. Idaho Power's share of the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above. Construction costs are not included in the table above. The BLM released for public comment its final EIS on April 26, 2013, and its current schedule provides for a record of decision to be issued before the end of 2013. The final EIS contemplates a potential phased decision that would allow additional time for stakeholders to provide further input on some of the segments, particularly those with social or environmental issues discussed in the final EIS. A phased approach may result in the need for additional analysis before a record of decision for the phased-in segment or segments in question would be issued, which could increase project costs.
.

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

Valmy Coal-Fired Plant Third-Party Announcement: In April 2013, a bill introduced in the Nevada legislature, together with associated third-party news releases, outlined a proposed plan by NV Energy, Inc. to accelerate the retirement or divestiture of its coal-fired generating facilities and the construction of natural gas and renewable generation facilities. Idaho Power and NV Energy are fifty-percent co-owners of the Valmy coal-fired power plant in Nevada. The news releases suggested that NV Energy may seek to divest its ownership in its share of the Valmy plant by 2025, subject to a number of conditions, and indicated the potential for retirement or divestiture of its interests in other of NV Energy's coal-fired plants in the relative near-term. Idaho Power's consent is required prior to NV Energy taking certain actions related to the Valmy plant. Idaho Power has been in discussions with NV Energy regarding the legislation and announcement and plans to work with NV Energy on cost-effective long-term solutions for the Valmy plant.

Pension Plan Funding: From 2010 to 2012 Idaho Power contributed $123 million to its defined benefit pension plan. While Idaho Power does not anticipate that any mandatory cash contributions will be required in 2013, it does expect to make additional significant cash contributions to the pension plan in the future.

Contractual Obligations

During the three months ended March 31, 2013, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in their Annual Report on Form 10-K for the year ended December 31, 2012, except for the termination of four power purchase agreements due to either uncured breach by the respective counterparties or pursuant to IPUC-approved settlement arrangements between the parties. Termination of the agreements reduced Idaho Power's contractual payment obligations by approximately $322 million over the 15-year to 20-year lives of the contracts.

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

On January 19, 2012, IDACORP's board of directors voted to increase the quarterly dividend, commencing with the dividend paid on February 29, 2012, to $0.33 per share of IDACORP common stock, from the prior quarterly dividend amount of $0.30 per share of IDACORP common stock. On September 20, 2012, IDACORP's board of directors voted to increase the quarterly dividend again in 2012, commencing with the dividend payable on November 30, 2012, to $0.38 per share of IDACORP common stock. As of the date of this report, IDACORP’s management continues to anticipate recommending to the board of directors an additional increase to the quarterly dividend in September 2013 of at least ten percent.

Contingencies and Proceedings

IDACORP and Idaho Power are involved in a number of litigation, alternative dispute resolution, and administrative proceedings, and are subject to claims and legal actions arising in the ordinary course of business, that could affect their future results of operations and financial condition. Certain legal or administrative proceedings to which IDACORP or Idaho Power are parties or are otherwise involved, and certain actual or potential legal claims pertaining to Idaho Power, are described in Note 9 - "Contingencies" to the condensed consolidated financial statements included in this report. Except where noted in Note 9, in many instances, IDACORP and Idaho Power are unable to predict the outcomes of the matters or estimate the impact the proceedings may have on their financial positions, results of operations, or cash flows.

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

Off-Balance Sheet Arrangements

IDACORP's and Idaho Power's off-balance sheet arrangements have not changed materially from those reported in MD&A in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2012.

REGULATORY MATTERS

Introduction

As a regulated utility, many of Idaho Power's fundamental business decisions are subject to the approval of governmental agencies. Idaho Power is under the retail jurisdiction (as to rates, service, accounting, and other general matters of utility operation) of the IPUC and the OPUC, which determine the rates that Idaho Power charges to its retail customers. Idaho Power is also under the regulatory jurisdiction of the IPUC, the OPUC, and the WPSC as to the issuance of debt and equity securities. Also, as a public utility under the Federal Power Act, Idaho Power has authority to charge market-based rates for wholesale energy sales under its FERC tariff and to provide transmission services under its OATT. Idaho Power uses general rate cases, cost adjustment mechanisms, and subject-specific filings to recover its costs of providing service and the costs of its energy efficiency and demand-side management programs, seeking to earn a return on investment where permitted by regulators. Idaho Power remains focused on communicating with regulators the necessity of investments to better serve its customers, the prudence of the costs incurred, and the importance of a reasonable return on investment for IDACORP's shareholders.

Idaho Power filed general rate cases in Idaho and Oregon during 2011, as well as a single-issue rate case for the Langley Gulch power plant in Idaho and Oregon in 2012. These significant rate cases resulted in the resetting of base rates in both Idaho and Oregon during 2012. The outcomes of these and other significant proceedings are described in part in this report and further in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2012. In addition to the discussion below, which includes notable recent regulatory rate adjustments and mechanisms (including developments since the discussion of these matters in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2012), refer to Note 3 - “Regulatory Matters” to the condensed consolidated financial statements included in this report for additional information and updates relating to Idaho Power's regulatory matters and recent regulatory filings and orders, including proceedings that impact the comparability of IDACORP's and Idaho Power's financial results during the first quarter of 2013 relative to the first quarter of 2012.

Notable Rate Filings and Orders During 2013

During 2013, Idaho Power made the notable filings and received orders in notable pending rate matters summarized in the table below.

Description	Status	Estimated Annual Rate Impact (1)	Notes
Power Cost Adjustment Mechanism - Idaho Filing	Filed April 15, 2013; Pending
Idaho Power requested a $140.4 million increase for the period from June 1, 2013 to May 31, 2014, but also proposed to defer $52.5 million of the increase to the June 1, 2014 to May 31, 2015 PCA collection period.

The potential earnings impact of rate increases and decreases associated with the Idaho PCA mechanism is largely offset by associated increases and decreases in actual power supply costs and amortization of deferred power supply costs under the Idaho PCA mechanism. Thus, while the PCA rate change can have a significant impact on customer rates, the impact on Idaho Power's financial condition is largely limited to the timing of cash flows. The April 15, 2013 IPUC filing is discussed in more detail below.

Fixed Cost Adjustment - Idaho Filing	Filed March 15, 2013; Pending	Idaho Power requested a $1.4 million decrease in the FCA.
The FCA is designed to remove Idaho Power’s disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the volumetric kilowatt-hour charge and linking it instead to a set amount per customer. The FCA is adjusted each year to collect, or refund, the difference between the allowed fixed-cost recovery amount and the actual fixed costs recovered by Idaho Power during the year.

Custom Efficiency Program - Idaho Order	The IPUC issued an order denying Idaho Power's application on March 21, 2013	None - the IPUC's order did not authorize a change in rates.
On October 31, 2012, Idaho Power filed an application with the IPUC requesting authorization to begin amortization and collection of the 2011 portion of the regulatory asset associated with its custom efficiency program (a demand-side management program) over a four-year period, equal to approximately $2.9 million per year, including a carrying charge. See Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report for a description of Idaho Power's April 15, 2013 application requesting an accounting order from the IPUC authorizing transfer of custom efficiency program payments from a separate regulatory asset to the energy efficiency rider regulatory asset.

(1) The annual amount collected in rates is typically not recovered on a straight-line basis (i.e., 1/12th per month), and is instead recovered in proportion to general business sales volumes.

Idaho ROE Support in 2013 and 2014 from December 2011 Regulatory Settlement Stipulation

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

The December 2011 settlement stipulation provides that the Idaho ROE thresholds (9.5 percent, 10.0 percent, and 10.5 percent) will be automatically adjusted prospectively in the event the IPUC approves a change to Idaho Power's authorized return on equity as part of a general rate case proceeding seeking a rate change effective prior to January 1, 2015. As Idaho Power's 2012 Idaho ROE exceeded 10.5 percent, Idaho Power did not amortize additional ADITC in 2012. While providing no assurance that Idaho Power will obtain a 9.5 percent Idaho ROE in any of the years, IDACORP and Idaho Power believe the ability to amortize additional ADITC under the settlement stipulation provides an element of earnings stability for 2013 and 2014.

Idaho Power's 2012 Idaho ROE exceeded 10.5 percent, triggering the sharing mechanism of the December 2011 settlement stipulation. For 2012, Idaho Power recorded a $7.2 million provision against current revenues, to be refunded to customers through a future rate reduction, and an additional $14.6 million of pension expense, to benefit Idaho customers by reducing the amount of deferred pension expense that will be collected from customers in the future. The $7.2 million rate adjustment was included in the annual PCA filing Idaho Power made in April 2013 and, if approved, would be in effect for the period from June 1, 2013 to May 31, 2014.

Change in Deferred Net Power Supply Costs and the Power Cost Adjustment Mechanism

Deferred power supply costs represent certain differences between Idaho Power's actual net power supply costs and the costs included in its retail rates, the latter being based on annual estimates of power supply costs. Deferred power supply costs are recorded on the balance sheets for future recovery or refund through customer rates. The table below summarizes the change in deferred net power supply costs during the three months ended March 31, 2013.

	Idaho	Oregon (1)	Total
Balance at December 31, 2012	$34,571	$8,331	$42,902
Current period net power supply costs deferred	9,754	—	9,754
Prior amounts returned (recovered) through rates	12,199	(564)	11,635
SO2 allowance and renewable energy certificate (REC) sales	1	(3)	(2)
Interest and other	61	144	205
Balance at March 31, 2013	$56,586	$7,908	$64,494
(1) Oregon power supply cost deferrals are subject to a statute that specifically limits rate amortizations of deferred costs to six percent of gross Oregon revenue per year (approximately $3 million).  Deferrals are amortized sequentially.

Idaho Power's PCA mechanisms in its Idaho and Oregon jurisdictions address the volatility of power supply costs and provide for annual adjustments to the rates charged to retail customers. The PCA mechanism and associated financial impacts are described in "Results of Operations" in this MD&A.

On April 15, 2013, Idaho Power filed an application with the IPUC requesting a $140.4 million increase in Idaho PCA rates, effective for the June 1, 2013 to May 31, 2014 PCA collection period. However, to lessen the single-year rate impact on customers of the PCA rate increase, Idaho Power's application included a proposal to defer $52.5 million of the PCA rate increase for inclusion in the June 1, 2014 to May 31, 2015 PCA collection period. The existing PCA mechanism includes a one-percent carrying charge on the amount that would be, if approved, deferred to the 2014-2015 PCA collection period. While the PCA mechanism contemplates the ability to spread the recovery of a single year's PCA amount over multiple years, the IPUC has in most instances approved recovery of PCA amounts over a single PCA collection period.

Drivers of the magnitude of the PCA rate increase that Idaho Power requested in its application were actual hydroelectric generation and market energy prices for the 2012-2013 PCA year (April 1, 2012 through March 31, 2013) at amounts less than forecast, decreased impact of revenue sharing with customers during 2013 compared to 2012, forecast below-average hydroelectric generating conditions during the 2013-2014 PCA year (April 1, 2013 through March 31, 2014), lower market energy prices for excess power that Idaho Power sells, and the expiration of other rate credits.

With the exception of power cost expenses incurred under PURPA and certain demand response program costs that are passed through to customers substantially in full, the PCA allows Idaho Power to pass through to customers 95 percent of the differences in actual net power supply expenses as compared to base power supply expenses, whether positive or negative. Thus, the primary financial statement impact of power supply cost deferrals is that cash is paid out but recovery of those costs from customers does not occur until a future period, impacting operating cash flows from year to year. If the IPUC were to accept Idaho Power's PCA application as submitted, including the proposed deferral of a portion of the PCA increase to the 2014-2015 PCA collection period, while it would reduce near-term cash flows, as of the date of this report IDACORP, Inc. and Idaho Power do not anticipate that such approval would have a material adverse impact on their respective financial condition or results of operations. IDACORP, Inc. and Idaho Power expect that the adverse near-term cash flow impact of the proposed deferral of a portion of the PCA increase to the 2014-2015 PCA collection period, if adopted by the IPUC, would be mitigated in part by the companies' current liquidity position (including as a result of the net proceeds from Idaho Power's previously reported issuance of debt securities in April 2013) and the availability of federal bonus depreciation.

Coal Unit Environmental Investment Analysis

In connection with its integrated resource planning process, in February 2013 Idaho Power filed with the IPUC and OPUC the results of cost studies and scenario analyses conducted to assess the potential future investments necessary for the continued operation of the Jim Bridger and Valmy coal-fired generation facilities. The Boardman plant was not included in the study because of the existing schedule to cease coal-fired operations at that plant by the end of 2020. In the analysis, the cost of future compliance was compared to the cost of replacement generation capacity provided by combined-cycle combustion turbine technology and conversion of the units to natural gas. Because of the uncertain nature of many of the future requirements, the analysis was performed under a range of fuel pricing assumptions, carbon cost assumptions, plant upgrade and retirement costs, environmental regulation assumptions, and replacement costs. Idaho Power concluded in its study that the Jim Bridger and Valmy plants should be retained in its resource portfolio and supports planned investments in environmental controls at those plants. This is particularly true in light of the desire to maintain a diversified portfolio of generation assets and fuel diversity that can mitigate risk associated with increases in natural gas prices. However, the study also concluded that in the event significant additional operating and maintenance or capital expenditures are necessary at the Valmy plant as a result of new environmental requirements, Idaho Power will conduct a further review to determine whether such investments are economically appropriate, and whether conversion of the facility to a natural-gas fired plant would be appropriate. Most significant actions related to the plant, including conversion to natural gas as a fuel source, would in most instances require consent of the Valmy plant's co-owner.

Authorization of Temporary Suspension of Two Demand Response Programs

Idaho Power had in place a number of demand response programs designed to reduce peak summer demand through the voluntary interruption of central air conditioners for residential customers, interruption of irrigation pumps, and reduction of commercial and industrial demand through a third-party demand response aggregator. In December 2012, Idaho Power filed an application with the IPUC requesting the temporary suspension during 2013 of two demand response programs that Idaho Power had previously implemented to reduce peak-hour loads. Included with the application was a discussion of the results of preliminary studies conducted in connection with Idaho Power's 2013 IRP, including a load and resource balance for the 2013 to 2032 period. After application of a number of assumptions, under a scenario that excludes demand response programs and power capacity from the proposed Boardman-to-Hemingway 500-kV transmission line, the peak-hour load and resource balance indicates no peak-hour load deficit until 2016. Under those assumptions the need for near-term peak-hour resources like demand response programs or new near-term supply-side resources does not exist. On April 2, 2013, the IPUC issued an order approving a settlement stipulation providing for the temporary suspension of the programs during 2013 and scheduling workshops to evaluate the programs for use in 2014 and thereafter.

Filing of 2012 Demand-Side Management Annual Report

On March 15, 2013, Idaho Power filed with the IPUC its demand-side management annual report for 2012. The report states that Idaho Power's total expenditures on demand-side management-related activities increased from $46.3 million in 2011 to $49.3 million in 2012. Idaho Power has historically recovered these expenditures in three ways — through energy efficiency riders, the PCA, and by capitalizing them in a manner similar to supply-side resources. The energy savings exclusively from Idaho Power's energy efficiency programs in 2012 were over 152,486 MWh, and demand reduction available from demand response programs reached 438 MW in 2012.

Transmission Coordination and FERC Order 1000

The FERC has encouraged increased coordination intended to capture power transmission efficiencies that might otherwise be gained through the formation of a Regional Transmission Organization (RTO) such as an independent system operator. While it has not mandated RTO formation, the FERC has issued orders and made public statements indicating its support for the development and formation of independent organizations, including those intended to implement a number of regional transmission planning coordination requirements.

In 2011, FERC issued Order 1000, which reforms its electric transmission planning and cost allocation requirements for public utility transmission providers. These processes require that transmission providers develop and implement regional and interregional planning and cost allocation processes for regional and interregional transmission facilities. These processes are intended to, among other things, improve coordination between neighboring transmission providers and regions and to determine if there are more efficient or cost effective solutions to transmission needs. The order also requires development of cost allocation processes that would seek to allocate costs to beneficiaries of a transmission project in a manner that is roughly commensurate with benefits. These procedural changes will require increased time and participation on a regional and interregional level by Idaho Power. The cost allocation processes of a regional transmission facility may assign some costs to other beneficiaries and may result in a change in costs attributable to Idaho Power and its customers.

Another significant change is the removal of the federal right of first refusal (ROFR) provision contained in tariffs or agreements with respect to transmission facilities selected in a regional transmission plan for purposes of cost allocation. Incumbent public utility transmission providers no longer have a federal ROFR to build, own, and operate large-scale regional transmission projects when they seek regional cost allocation. Idaho Power has filed its tariff revisions with the FERC for the regional portion of Order 1000 requirements. The FERC has yet to rule on Idaho Power's tariff filing, and as a result Idaho Power is unable to determine what impacts this order may have on its future electric transmission service costs or charges.

Renewable and Other Energy Contracts, Renewable Energy Certificates, and Emission Allowances

Sale of Renewable Energy Certificates: Pursuant to an IPUC order, Idaho Power continues to sell its near-term RECs and is returning to customers their share (shared 95 percent with customers in the Idaho jurisdiction) of those proceeds through the PCA.  Idaho Power's REC sales were nominal for the three months ended March 31, 2013 as compared with $1 million for the same period of 2012.

Renewable and Other Energy Contracts: Idaho Power purchases wind power from both cogeneration and small power production (CSPP) and non-CSPP facilities, including its largest non-CSPP wind power project -- the Elkhorn Valley wind project with a 101 MW nameplate capacity. As of March 31, 2013, Idaho Power had contracts to purchase energy from on-line CSPP wind power projects with a combined nameplate rating of 577 MW.  In addition to its power purchase arrangements with wind power generators, Idaho Power has contracts for the purchase of power from other renewable generation sources, such as biomass and small hydroelectric projects. As of March 31, 2013, Idaho Power had the number and nameplate capacity of signed CSPP-related agreements with terms ranging from one to 35 years set forth in the table below.

Status	Number of CSPP Contracts	Nameplate Capacity (MW)
On-line as of March 31, 2013	103	783
Contracted and projected to come on-line by year-end 2013	2	6

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

Relicensing of Hydroelectric Projects

Costs for the relicensing of Idaho Power's hydroelectric projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Relicensing costs and costs related to new licenses will be submitted to regulators for recovery through the ratemaking process. Relicensing costs of $165.9 million for the HCC, Idaho Power's largest hydroelectric complex and a major relicensing effort, were included in construction work in progress at March 31, 2013. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates approximately $6.5 million annually ($10.7 million grossed up for income taxes) of AFUDC relating to the HCC relicensing project. Collecting these amounts now will reduce the amount collected in the future once the HCC relicensing costs are approved for recovery in base rates. Through March 31, 2013, Idaho Power had collected $31.6 million ($48.9 million grossed up for income taxes) of AFUDC related to the HCC relicensing project through customer rates.

ENVIRONMENTAL MATTERS

Overview

Idaho Power is subject to a broad range of federal, state, regional, and local laws and regulations designed to protect, restore, and enhance the environment. Current and pending environmental legislation relates to, among other items, climate change, greenhouse gas emissions and air quality, mercury and other emissions, hazardous wastes, polychlorinated biphenyls, and endangered and threatened species, and include, among others, the Clean Air Act (CAA), the Clean Water Act (CWA), the Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the Endangered Species Act. In addition to imposing continuing compliance obligations and associated costs, these laws and regulations provide authority to levy substantial penalties for noncompliance, injunctive relief, and other sanctions. These laws and regulations are administered by a number of federal, state, and local agencies. Idaho Power's three coal-fired power plants and three natural gas-fired combustion turbine power plants are also subject to many of these regulations. Idaho Power's 17 hydroelectric projects are also subject to a number of water discharge standards and other environmental requirements.

Compliance with current and future environmental laws and regulations may:

•	increase the operating costs of generating plants;

•	increase the construction costs and lead time for new facilities;

•	require the modification of existing generation plants;

•	require the curtailment of shut-down of existing generating plants; or

•	reduce the output from current generating facilities.

Current and future environmental laws and regulations will increase the cost of operating coal-fired power plants and constructing new facilities, will necessitate installation of additional pollution control devices at existing generating plants, or result in Idaho Power discontinuing operation of one or more coal-fired plants where operation becomes uneconomical. These regulations could, in turn, affect IDACORP's and Idaho Power's results of operations and financial condition if the costs associated with these environmental requirements and plant shut-downs cannot be fully recovered in rates on a timely basis. Part I - “Business - Environmental Regulation and Costs” in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2012 includes a summary of Idaho Power's expected capital and operating expenditures for environmental matters during the period from 2013 to 2015. Given the uncertainty of future environmental regulations, Idaho Power is unable to predict its environmental-related expenditures beyond that time, though they could be substantial.

Included below is a summary of notable developments in environmental and related issues impacting Idaho Power since the discussion of these and other matters included in Part II, Item 7 - “MD&A - Environmental Issues” and “MD&A - Liquidity and Capital Resources - Capital Requirements - Environmental Regulation Costs” in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2012.

Clean Air Act Developments

Final MACT Rule Implementation: Several regulatory programs developed under the CAA impact Idaho Power. The CAA requires the EPA to develop industry-based standards to control emissions of hazardous air pollutants (HAPs) and these standards are referred to as the Utility Maximum Available Control Technology (MACT) rules. In February 2012, the EPA issued final MACT rules to control emissions of mercury and other HAPs from coal- and oil-fired electric utility generating units (EGUs) under the CAA. The compliance deadline for the new MACT rules has been established as April 2015. Idaho Power has reviewed the MACT final rules and is in the process of implementing controls for compliance with these rules. Additionally, on March 28, 2013, the EPA issued a notice by which it finalized its MACT rules in light of a number of requests for reconsideration that were filed by the electric utility industry. The notice revised the mercury emissions standard originally proposed in the February 2012 rule to make the mercury emission standard less stringent. While the new MACT standards only apply to EGUs constructed in the future, and Idaho Power does not expect the new standards to impact its existing generation facilities, the MACT standards would impact the nature and extent of environmental controls to be installed on new EGUs, and thus would likely increase the cost of constructing new EGUs.

Regional Haze Rules - Update to Timing of Wyoming Implementation Plan: In accordance with federal regional haze rules under the CAA, coal-fired utility boilers are subject to regional haze - best available retrofit technology (RH BART) if they were built between 1962 and 1977 and affect any "Class I" (wilderness) areas. This includes all four units at the Jim Bridger coal-fired plant. In December 2009, the Wyoming Department of Environmental Quality (WDEQ) issued a RH BART permit to PacifiCorp as the operator of the Jim Bridger plant. The WDEQ determined that low NOx burners with over-fire air is RH

BART for NOx for all four Bridger units and that RH BART is not required for SO2 at the Jim Bridger plant. As part of the WDEQ's long term strategy for regional haze, the permit requires that PacifiCorp install selective catalytic reduction (SCR) for NOx control at Jim Bridger Units 3 and 4 by December 31, 2015 and December 31, 2016, respectively, and submit an application by January 15, 2015 to install add-on NOx controls at Jim Bridger Unit 1 by 2022 and Unit 2 by 2021. In November 2010, PacifiCorp and the WDEQ signed a settlement agreement under which PacifiCorp agreed to the timing and nature of the controls. However, the settlement agreement is conditioned on the EPA ultimately approving those portions of the Wyoming Regional Haze State Implementation Plan (RH SIP) that are consistent with the terms of the settlement agreement.

In May 2012, the EPA proposed to partially reject Wyoming's regional haze SIP for NOx reduction at the Jim Bridger plant, instead proposing to substitute the EPA's own RH BART determination and its Federal Implementation Plan (FIP). The EPA's primary proposal would result in an acceleration of the installation of SCR additions at Bridger Units 1 and 2 to within five years after the FIP, or a SIP revised to be consistent with the proposed FIP, is adopted by the WDEQ. In November 2012, the EPA approved the general provisions of the WDEQ's RH SIP. However, in March 2013 the EPA announced that it was extending the time deadline related to the regional haze rules in Wyoming, stating that it would re-propose the plant-specific NOx control provisions in May 2013 and would not finalize the rules until November 2013.

Clean Water Act Development

On April 19, 2013, the EPA issued a notice of proposed rulemaking to revise the technology-based effluent limitation guidelines and standards under the CWA for water discharged from steam electric power plants, which includes coal-fired plants. Generally, the proposed rule would establish new or additional requirements for wastewater streams from a number of processes associated with steam electric power generation. The EPA stated in its release that more than half of coal-fired plants in the United States would be in compliance with the proposed rules without incurring any additional cost, and stated that its cost analysis shows very small effects on the electric power market. Idaho Power is evaluating the proposed rules to determine their impact on Idaho Power's co-owned coal-fired plants, if the rules are adopted as proposed.

OTHER MATTERS

Critical Accounting Policies and Estimates

IDACORP’s and Idaho Power’s discussion and analysis of their financial condition and results of operations are based upon their condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles.  The preparation of these financial statements requires IDACORP and Idaho Power to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, IDACORP and Idaho Power evaluate these estimates, including those estimates related to rate regulation, benefit costs, contingencies, litigation, impairment of assets, income taxes, unbilled revenue, and bad debt.  These estimates are based on historical experience and on other assumptions and factors that are believed to be reasonable under the circumstances, and are the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  IDACORP and Idaho Power, based on their ongoing reviews, make adjustments when facts and circumstances dictate.

IDACORP’s and Idaho Power’s critical accounting policies are reviewed by the audit committee of the boards of directors.  These policies have not changed materially from the discussion of those policies included under “Critical Accounting Policies and Estimates” in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on IDACORP's or Idaho Power's results of operations or financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP and Idaho Power are exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk.  The following discussion summarizes these risks and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at March 31, 2013.

Interest Rate Risk

IDACORP and Idaho Power manage interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt.  Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt:  As of March 31, 2013, IDACORP and Idaho Power had $107.9 million and $40.7 million, respectively, in net floating-rate debt. The fair market value of this debt was $107.9 million and $40.7 million, respectively. Assuming no change in financial structure, if variable interest rates were to average one percentage-point higher than the average rate on March 31, 2013, interest rate expense would increase and pre-tax earnings would decrease by approximately $1.1 million for IDACORP and $0.4 million for Idaho Power.

Fixed Rate Debt:  As of March 31, 2013, IDACORP and Idaho Power each had $1.5 billion in fixed rate debt, with a fair market value equal to $1.7 billion.  These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates.  However, the fair value of these instruments would increase by approximately $133.1 million for both IDACORP and Idaho Power if market interest rates were to decline by one percentage point from their March 31, 2013 levels.

Commodity Price Risk

Idaho Power's exposure to changes in commodity prices is related to its ongoing utility operations that produce electricity to meet the demand of its retail electric customers. To supplement its generation resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP’s and Idaho Power’s commodity price risk as of March 31, 2013 had not changed materially from that reported in Item 7A of IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2012.  Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 12 – “Derivative Financial Instruments” to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice.  Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties.  As of March 31, 2013, Idaho Power had posted $1.5 million of performance assurance collateral.  Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post performance assurance collateral.  Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions.  Based upon Idaho Power's energy and fuel portfolio and market conditions as of March 31, 2013, the approximate amount of collateral that could be requested upon a downgrade to below investment grade was approximately $2.8 million.  Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls, through sensitivity analysis, to minimize capital requirements.

Idaho Power’s credit risk related to uncollectible accounts as of March 31, 2013 had not changed materially from that reported in Item 7A of IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2012.

Equity Price Risk

IDACORP and Idaho Power are exposed to price fluctuations in equity markets, primarily through their defined benefit pension plan assets, a mine reclamation trust fund owned by an equity-method investment of Idaho Power, and other equity security investments at Idaho Power. IDACORP’s and Idaho Power’s equity price risk as of March 31, 2013 had not changed materially from that reported in Item 7A of IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP:  The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2013, have concluded that IDACORP’s disclosure controls and procedures are effective as of that date.

Idaho Power:  The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2013, have concluded that Idaho Power’s disclosure controls and procedures are effective as of that date.

Changes in Internal Control Over Financial Reporting

There have been no changes in IDACORP’s or Idaho Power’s internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, IDACORP’s or Idaho Power’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Refer to Note 9 - “Contingencies” to the condensed consolidated financial statements included in this report for information regarding certain legal and administrative proceedings in which the registrants are involved.

ITEM 1A.  RISK FACTORS

The factors discussed in Part I - Item 1A - “Risk Factors” in IDACORP’s and Idaho Power’s Annual Report on Form 10-K for the year ended December 31, 2012, could materially affect IDACORP’s and Idaho Power’s business, financial condition, or future results. There have been no material changes from the risk factors set forth in that section. In addition to those risk factors, also see "Forward-Looking Statements" in this report for additional factors that could have a significant impact on IDACORP's or Idaho Power's operations, results of operations, or financial condition and could cause actual results to differ materially from those anticipated in forward-looking statements.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Restrictions on Dividends

A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter.  Idaho Power’s Revised Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC on April 21, 2008, states that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval.  Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the credit facility covenants or Idaho Power’s Revised Policy and Code of Conduct.

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

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2013, IDACORP effected the following repurchases of its common stock:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 - January 31, 2013	14,647	$44.20	—	—
February 1, 2013 - February 28, 2013	31,484	46.75	—	—
March 1, 2013 - March 31, 2013	45	48.27	—	—
Total	46,176	$45.94	—	—
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

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits for IDACORP, Inc. and Idaho Power Company are listed in the Exhibit Index at the end of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

IDACORP, INC.
(Registrant)

Date:	May 2, 2013	By:	/s/ J. LaMont Keen
J. LaMont Keen
President and Chief Executive Officer

Date:	May 2, 2013	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
Executive Vice President - Administrative
Services and Chief Financial Officer

IDAHO POWER COMPANY
(Registrant)

Date:	May 2, 2013	By:	/s/ J. LaMont Keen
J. LaMont Keen
Chief Executive Officer

Date:	May 2, 2013	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013:

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