Form 10-Q
period 2015-03-31
IDAHO POWER CO; IDACORP INC
filed 2015-04-30
CIK 49648, 1057877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
IDACORP, Inc.: Yes No X   Idaho Power Company: Yes No X

Number of shares of common stock outstanding as of April 24, 2015:
IDACORP, Inc.:        50,347,339
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

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

ADITC	-	Accumulated Deferred Investment Tax Credits
AFUDC	-	Allowance for Funds Used During Construction
BCC	-	Bridger Coal Company, a joint venture of IERCo
BLM	-	U.S. Bureau of Land Management
CSPP	-	Cogeneration and Small Power Production
EIS	-	Environmental Impact Statement
EPA	-	U.S. Environmental Protection Agency
FCA	-	Fixed Cost Adjustment
FERC	-	Federal Energy Regulatory Commission
HCC	-	Hells Canyon Complex
IDACORP	-	IDACORP, Inc., an Idaho corporation
Idaho Power	-	Idaho Power Company, an Idaho corporation
Idaho ROE	-	Idaho-jurisdiction return on year-end equity
Ida-West	-	Ida-West Energy, a subsidiary of IDACORP, Inc.
IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company
IESCo	-	IDACORP Energy Services Co., a subsidiary of IDACORP, Inc.
IFS	-	IDACORP Financial Services, a subsidiary of IDACORP, Inc.
IPUC	-	Idaho Public Utilities Commission
IRP	-	Integrated Resource Plan
kW	-	Kilowatt
MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MW	-	Megawatt
MWh	-	Megawatt-hour
NOx	-	Nitrogen Oxide
O&M	-	Operations and Maintenance
OATT	-	Open Access Transmission Tariff
OPUC	-	Public Utility Commission of Oregon
PCA	-	Power Cost Adjustment
PURPA	-	Public Utility Regulatory Policies Act of 1978
REC	-	Renewable Energy Certificate
SCR	-	Selective Catalytic Reduction
SEC	-	U.S. Securities and Exchange Commission
SMSP	-	Security Plan for Senior Management Employees
WPSC	-	Wyoming Public Service Commission

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this report, this report contains (and oral communications made by IDACORP, Inc. and Idaho Power Company may contain) statements that relate to future events and expectations, such as statements regarding projected or future financial performance, cash flows, capital expenditures, dividends, capital structure or ratios, strategic goals, challenges, objectives, and plans for future operations. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, or future events or performance, often, but not always, through the use of words or phrases such as "anticipates," "believes," "continues," "estimates," "expects," "intends," "plans," "predicts," "projects," "may result," or similar expressions, are not statements of historical facts and may be forward-looking. Forward-looking statements are not guarantees of future performance and involve estimates, assumptions, risks, and uncertainties. Actual results, performance, or outcomes may differ materially from the results discussed in the statements.  In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in this report, IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2014, particularly Part I, Item 1A - “Risk Factors” and Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations" of that report, subsequent reports filed by IDACORP and Idaho Power with the Securities and Exchange Commission, and the following important factors:

•
the effect of decisions by the Idaho and Oregon public utilities commissions, the Federal Energy Regulatory Commission, and other regulators that impact Idaho Power's ability to recover costs and earn a return;

•
changes in residential, commercial, and industrial growth and demographic patterns within Idaho Power's service area, the loss or change in the business of significant customers, and the availability and use of demand-side management programs, and their associated impacts on loads and load growth;

•
the impacts of changes in economic conditions, including the potential for changes in customer demand for electricity, revenue from sales of excess power, financial soundness of counterparties and suppliers, and collections of receivables;

•
unseasonable or severe weather conditions, wildfires, drought, and other natural phenomena and natural disasters, which affect customer demand, hydroelectric generation levels, repair costs, and the availability and cost of fuel for generation plants or purchased power to serve customers;

•	advancement of technologies that reduce loads or reduce the need for Idaho Power's generation of electric power;

•
adoption of, changes in, and costs of compliance with, laws, regulations, and policies relating to the environment, natural resources, and endangered species, and the ability to recover those costs through rates;

•
the ability to obtain debt and equity financing or refinance existing debt when necessary and on favorable terms, which can be affected by factors such as credit ratings, volatility in the financial markets, interest rate fluctuations, decisions by the Idaho or Oregon public utility commissions, and the companies' past or projected financial performance;

•
reductions in credit ratings, which could adversely impact access to capital markets and would require the posting of additional collateral to counterparties pursuant to credit and contractual arrangements;

•	variable hydrological conditions and over-appropriation of surface and groundwater in the Snake River basin, which impact the amount of generation from Idaho Power's hydroelectric facilities;

•
the ability to purchase fuel and power on favorable payment terms and prices, particularly in the event of unanticipated power demands, lack of physical availability, transportation constraints, or a credit downgrade;

•
accidents, fires, explosions, and mechanical breakdowns that may occur while operating and maintaining an electric system, which can cause unplanned outages, reduce generating output, damage the companies’ assets, operations, or reputation, subject the companies to third-party claims for property damage, personal injury, or loss of life, or result in the imposition of civil, criminal, or regulatory fines or penalties;

•	the ability to buy and sell power, transmission capacity, and fuel in the markets;

•
the ability to enter into financial and physical commodity hedges with creditworthy counterparties to manage price and commodity risk, and the failure of any such risk management and hedging strategies to work as intended;

•	administration of Federal Energy Regulatory Commission and other mandatory reliability, security, and other requirements for system infrastructure, which could result in penalties and increase costs;

•	disruptions or outages of Idaho Power's generation or transmission systems or of any interconnected transmission system;

•	the increased costs and operational challenges associated with purchasing and integrating intermittent renewable energy sources into Idaho Power's resource portfolio;

•
changes in actuarial assumptions, changes in interest rates, and the return on plan assets for pension and other post-retirement plans, which can affect future pension and other postretirement plan funding obligations, costs, and liabilities;

•	the ability to continue to pay dividends based on financial performance, and in light of contractual covenants and restrictions and regulatory limitations;

•
changes in tax laws or related regulations or new interpretations of applicable laws by federal, state, or local taxing jurisdictions, the availability of tax credits, and the tax rates payable by IDACORP shareholders on common stock dividends;

•
employee workforce factors, including the operational and financial costs of unionization or the attempt to unionize all or part of the companies' workforce, the impact of an aging workforce and retirements, the cost and ability to retain skilled workers, and the ability to adjust the labor cost structure when necessary;

•
failure to comply with state and federal laws, policies, and regulations, including new interpretations and enforcement initiatives by regulatory and oversight bodies, which may result in penalties and fines and increase the cost of compliance, the nature and extent of investigations and audits, and the cost of remediation;

•
the inability to obtain or cost of obtaining and complying with required governmental permits and approvals, licenses, rights-of-way, and siting for transmission and generation projects and hydroelectric facilities;

•
the cost and outcome of litigation, dispute resolution, and regulatory proceedings, and the ability to recover those costs or the costs of operational changes through insurance or rates, or from third parties;

•
the failure of information systems or the failure to secure information system data, failure to comply with privacy laws, security breaches, or the direct or indirect effect on the companies' business or operations resulting from cyber attacks, terrorist incidents or the threat of terrorist incidents, and acts of war;

•	unusual or unanticipated changes in normal business operations, including unusual maintenance or repairs, or the failure to successfully implement new technology solutions; and

•
adoption of or changes in accounting policies and principles, changes in accounting estimates, and new Securities and Exchange Commission or New York Stock Exchange requirements, or new interpretations of existing requirements.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended March 31,
	2015	2014
	(thousands of dollars, except for per share amounts)
Operating Revenues:
Electric utility:
General business	$248,486	$244,832
Off-system sales	13,019	29,210
Other revenues	17,269	18,278
Total electric utility revenues	278,774	292,320
Other	621	399
Total operating revenues	279,395	292,719
Operating Expenses:
Electric utility:
Purchased power	42,965	43,796
Fuel expense	31,476	55,327
Power cost adjustment	27,755	15,023
Other operations and maintenance	83,515	80,521
Energy efficiency programs	4,341	4,724
Depreciation	34,043	32,875
Taxes other than income taxes	8,520	8,105
Total electric utility expenses	232,615	240,371
Other	3,876	3,770
Total operating expenses	236,491	244,141
Operating Income	42,904	48,578
Allowance for Equity Funds Used During Construction	5,187	4,079
(Loss) Earnings of Unconsolidated Equity-Method Investments	(160)	983
Other Income, Net	1,961	2,288
Interest Expense:
Interest on long-term debt	20,773	20,141
Other interest	2,029	1,859
Allowance for borrowed funds used during construction	(2,365)	(1,964)
Total interest expense, net	20,437	20,036
Income Before Income Taxes	29,455	35,892
Income Tax Expense	6,111	8,707
Net Income	23,344	27,185
Adjustment for loss attributable to noncontrolling interests	86	219
Net Income Attributable to IDACORP, Inc.	$23,430	$27,404
Weighted Average Common Shares Outstanding - Basic (000’s)	50,220	50,131
Weighted Average Common Shares Outstanding - Diluted (000’s)	50,260	50,175
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$0.47	$0.55
Earnings Attributable to IDACORP, Inc. - Diluted	$0.47	$0.55
Dividends Declared Per Share of Common Stock	$0.47	$0.43

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
	2015	2014
	(thousands of dollars)

Net Income	$23,344	$27,185
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $428 and $278	667	432
Total Comprehensive Income	24,011	27,617
Comprehensive loss attributable to noncontrolling interests	86	219
Comprehensive Income Attributable to IDACORP, Inc.	$24,097	$27,836

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2015	December 31, 2014
	(thousands of dollars)
Assets

Current Assets:
Cash and cash equivalents	$317,240	$56,808
Receivables:
Customer (net of allowance of $1,318 and $1,960, respectively)	74,060	79,083
Other (net of allowance of $167 and $144, respectively)	4,720	16,018
Taxes receivable	8,748	11,867
Accrued unbilled revenues	47,507	56,270
Materials and supplies (at average cost)	57,325	55,404
Fuel stock (at average cost)	57,171	55,171
Prepayments	14,822	18,476
Deferred income taxes	42,335	42,359
Current regulatory assets	68,569	50,042
Other	194	603
Total current assets	692,691	442,101
Investments	161,481	165,424
Property, Plant and Equipment:
Utility plant in service	5,262,019	5,248,212
Accumulated provision for depreciation	(1,860,279)	(1,841,011)
Utility plant in service - net	3,401,740	3,407,201
Construction work in progress	438,055	401,930
Utility plant held for future use	7,090	7,090
Other property, net of accumulated depreciation	17,160	17,256
Property, plant and equipment - net	3,864,045	3,833,477
Other Assets:
American Falls and Milner water rights	12,374	13,698
Company-owned life insurance	23,807	23,893
Regulatory assets	1,156,711	1,192,345
Long-term receivables (net of allowance of $552)	17,646	6,317
Other	42,997	39,598
Total other assets	1,253,535	1,275,851
Total	$5,971,752	$5,716,853

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2015	December 31, 2014
	(thousands of dollars)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$121,064	$1,064
Notes payable	43,400	31,300
Accounts payable	65,160	97,271
Taxes accrued	17,696	10,367
Interest accrued	25,473	22,630
Accrued compensation	29,546	43,774
Current regulatory liabilities	12,244	11,400
Other	32,675	23,975
Total current liabilities	347,258	241,781
Other Liabilities:
Deferred income taxes	1,066,289	1,065,290
Regulatory liabilities	397,161	390,207
Pension and other postretirement benefits	410,091	403,334
Other	50,766	44,238
Total other liabilities	1,924,307	1,903,069
Long-Term Debt	1,741,724	1,614,438
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (shares authorized 120,000,000; 50,347,913 and 50,308,702 shares issued, respectively)	845,712	845,402
Retained earnings	1,131,969	1,132,237
Accumulated other comprehensive loss	(23,491)	(24,158)
Treasury stock (574 and 38,764 shares at cost, respectively)	(5)	(280)
Total IDACORP, Inc. shareholders’ equity	1,954,185	1,953,201
Noncontrolling interests	4,278	4,364
Total equity	1,958,463	1,957,565
Total	$5,971,752	$5,716,853

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2015	2014
	(thousands of dollars)
Operating Activities:
Net income	$23,344	$27,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,057	33,888
Deferred income taxes and investment tax credits	1,260	(9,928)
Changes in regulatory assets and liabilities	28,065	21,479
Pension and postretirement benefit plan expense	7,618	6,998
Contributions to pension and postretirement benefit plans	(1,632)	(1,349)
Losses (earnings) of unconsolidated equity-method investments	160	(983)
Distributions from unconsolidated equity-method investments	2,204	594
Allowance for equity funds used during construction	(5,187)	(4,079)
Other non-cash adjustments to net income, net	(494)	771
Change in:
Accounts receivable	6,794	(2,842)
Accounts payable and other accrued liabilities	(34,742)	(27,097)
Taxes accrued/receivable	12,181	25,811
Other current assets	8,655	21,686
Other current liabilities	15,998	7,531
Other assets	(206)	1,748
Other liabilities	6,370	(4,475)
Net cash provided by operating activities	105,445	96,938
Investing Activities:
Additions to property, plant and equipment	(78,431)	(59,192)
Proceeds from the sale of emission allowances and RECs	782	1,274
Distributions from affordable housing investments	50	795
Other	1,008	1,836
Net cash used in investing activities	(76,591)	(55,287)
Financing Activities:
Issuance of long-term debt	250,000	—
Retirement of long-term debt	(1,064)	(1,064)
Dividends on common stock	(24,054)	(21,879)
Net change in short-term borrowings	12,100	(7,450)
Issuance of common stock	—	160
Acquisition of treasury stock	(3,222)	(2,464)
Other	(2,182)	1,149
Net cash provided by (used in) financing activities	231,578	(31,548)
Net increase in cash and cash equivalents	260,432	10,103
Cash and cash equivalents at beginning of the period	56,808	78,162
Cash and cash equivalents at end of the period	$317,240	$88,265
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$2	$20
Interest (net of amount capitalized)	$16,913	$17,223
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$15,494	$19,846

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Three months ended March 31,
	2015	2014
	(thousands of dollars)
Common Stock
Balance at beginning of period	$845,402	$839,750
Issued	—	160
Other	310	562
Balance at end of period	845,712	840,472
Retained Earnings
Balance at beginning of period	1,132,237	1,027,461
Net income attributable to IDACORP, Inc.	23,430	27,404
Common stock dividends ($0.47 and $0.43 per share)	(23,698)	(21,640)
Balance at end of period	1,131,969	1,033,225
Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	(24,158)	(16,553)
Unfunded pension liability adjustment (net of tax)	667	432
Balance at end of period	(23,491)	(16,121)
Treasury Stock
Balance at beginning of period	(280)	(8)
Issued	3,497	2,451
Acquired	(3,222)	(2,464)
Balance at end of period	(5)	(21)
Total IDACORP, Inc. shareholders’ equity at end of period	1,954,185	1,857,555
Noncontrolling Interests
Balance at beginning of period	4,364	4,090
Net loss attributable to noncontrolling interests	(86)	(219)
Balance at end of period	4,278	3,871
Total equity at end of period	$1,958,463	$1,861,426

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended March 31,
	2015	2014
	(thousands of dollars)
Operating Revenues:
General business	$248,486	$244,832
Off-system sales	13,019	29,210
Other revenues	17,269	18,278
Total operating revenues	278,774	292,320
Operating Expenses:
Operation:
Purchased power	42,965	43,796
Fuel expense	31,476	55,327
Power cost adjustment	27,755	15,023
Other operations and maintenance	83,515	80,521
Energy efficiency programs	4,341	4,724
Depreciation	34,043	32,875
Taxes other than income taxes	8,520	8,105
Total operating expenses	232,615	240,371
Income from Operations	46,159	51,949
Other Income (Expense):
Allowance for equity funds used during construction	5,187	4,079
Earnings of unconsolidated equity-method investments	128	1,246
Other expense, net	(1,144)	(428)
Total other income	4,171	4,897
Interest Charges:
Interest on long-term debt	20,773	20,141
Other interest	1,978	1,798
Allowance for borrowed funds used during construction	(2,365)	(1,964)
Total interest charges	20,386	19,975
Income Before Income Taxes	29,944	36,871
Income Tax Expense	6,482	8,971
Net Income	$23,462	$27,900

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
	2015	2014
	(thousands of dollars)

Net Income	$23,462	$27,900
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $428 and $278	667	432
Total Comprehensive Income	$24,129	$28,332

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2015	December 31, 2014
	(thousands of dollars)
Assets

Electric Plant:
In service (at original cost)	$5,262,019	$5,248,212
Accumulated provision for depreciation	(1,860,279)	(1,841,011)
In service - net	3,401,740	3,407,201
Construction work in progress	438,055	401,930
Held for future use	7,090	7,090
Electric plant - net	3,846,885	3,816,221
Investments and Other Property	139,883	142,825
Current Assets:
Cash and cash equivalents	312,501	46,695
Receivables:
Customer (net of allowance of $1,318 and $1,960, respectively)	74,060	79,083
Other (net of allowance of $167 and $144, respectively)	4,595	15,890
Taxes receivable	—	20,428
Accrued unbilled revenues	47,507	56,270
Materials and supplies (at average cost)	57,325	55,404
Fuel stock (at average cost)	57,171	55,171
Prepayments	14,677	18,356
Current regulatory assets	68,569	50,042
Other	194	603
Total current assets	636,599	397,942
Deferred Debits:
American Falls and Milner water rights	12,374	13,698
Company-owned life insurance	23,807	23,893
Regulatory assets	1,156,711	1,192,345
Other	54,519	39,753
Total deferred debits	1,247,411	1,269,689
Total	$5,870,778	$5,626,677

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2015	December 31, 2014
	(thousands of dollars)
Capitalization and Liabilities

Capitalization:
Common stock equity:
Common stock, $2.50 par value (50,000,000 shares authorized; 39,150,812 shares outstanding)	$97,877	$97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	1,032,958	1,033,350
Accumulated other comprehensive loss	(23,491)	(24,158)
Total common stock equity	1,817,505	1,817,230
Long-term debt	1,741,724	1,614,438
Total capitalization	3,559,229	3,431,668
Current Liabilities:
Current maturities of long-term debt	121,064	1,064
Accounts payable	64,419	96,499
Accounts payable to affiliates	953	2,027
Taxes accrued	21,523	10,329
Interest accrued	25,473	22,630
Accrued compensation	29,332	43,410
Current regulatory liabilities	12,244	11,400
Other	38,569	29,476
Total current liabilities	313,577	216,835
Deferred Credits:
Deferred income taxes	1,141,105	1,141,755
Regulatory liabilities	397,161	390,207
Pension and other postretirement benefits	410,091	403,334
Other	49,615	42,878
Total deferred credits	1,997,972	1,978,174

Commitments and Contingencies

Total	$5,870,778	$5,626,677

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2015	2014
	(thousands of dollars)
Operating Activities:
Net income	$23,462	$27,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,903	33,745
Deferred income taxes and investment tax credits	(1,078)	(10,489)
Changes in regulatory assets and liabilities	28,065	21,479
Pension and postretirement benefit plan expense	7,612	6,991
Contributions to pension and postretirement benefit plans	(1,626)	(1,341)
Earnings of unconsolidated equity-method investments	(128)	(1,246)
Distributions from unconsolidated equity-method investments	2,204	594
Allowance for equity funds used during construction	(5,187)	(4,079)
Other non-cash adjustments to net income, net	(796)	71
Change in:
Accounts receivable	4,029	(4,470)
Accounts payable	(34,628)	(27,075)
Taxes accrued/receivable	33,304	27,694
Other current assets	8,679	21,691
Other current liabilities	16,068	7,588
Other assets	(206)	1,747
Other liabilities	6,584	(3,928)
Net cash provided by operating activities	121,261	96,872
Investing Activities:
Additions to utility plant	(78,411)	(59,190)
Proceeds from the sale of emission allowances and RECs	782	1,274
Other	1,008	1,837
Net cash used in investing activities	(76,621)	(56,079)
Financing Activities:
Issuance of long-term debt	250,000	—
Retirement of long-term debt	(1,064)	(1,064)
Dividends on common stock	(23,855)	(21,694)
Other	(3,915)	—
Net cash provided by (used in) financing activities	221,166	(22,758)
Net increase in cash and cash equivalents	265,806	18,035
Cash and cash equivalents at beginning of the period	46,695	66,535
Cash and cash equivalents at end of the period	$312,501	$84,570
Supplemental Disclosure of Cash Flow Information:
Cash (received) paid during the period for:
Income taxes	$(18,413)	$(1,040)
Interest (net of amount capitalized)	$16,862	$17,162
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$15,494	$19,846

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

Nature of Business

IDACORP is a holding company formed in 1998 whose principal operating subsidiary is Idaho Power.  Idaho Power is an electric utility engaged in the generation, transmission, distribution, sale, and purchase of electric energy and capacity with a service area covering approximately 24,000 square miles in southern Idaho and eastern Oregon.  Idaho Power is regulated primarily by the state utility regulatory commissions of Idaho and Oregon and the Federal Energy Regulatory Commission (FERC).  Idaho Power is the parent of Idaho Energy Resources Co. (IERCo), a joint venturer in Bridger Coal Company (BCC), which mines and supplies coal to the Jim Bridger generating plant owned in part by Idaho Power.

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

Regulation of Utility Operations

IDACORP's and Idaho Power's financial statements reflect the effects of the different ratemaking principles followed by the jurisdictions regulating Idaho Power.  The application of accounting principles related to regulated operations sometimes results in Idaho Power recording expenses and revenues in a different period than when an unregulated enterprise would record such expenses and revenues.  In these instances, the amounts are deferred as regulatory assets or regulatory liabilities on the balance sheet and recorded on the income statement when recovered or returned through rates.  Additionally, regulators can impose regulatory liabilities upon a regulated company for amounts previously collected from customers that are expected to be refunded.  The effects of applying these regulatory accounting principles to Idaho Power's operations are discussed in more detail in Note 3.

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's consolidated financial position as of March 31, 2015, consolidated results of operations for the three months ended March 31, 2015 and 2014, and consolidated cash flows for the three months ended March 31, 2015 and 2014.  These adjustments are of a normal and recurring nature.  These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in IDACORP’s and Idaho Power’s Annual Report on Form 10-K for the year ended December 31, 2014.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective financial condition and results of operations during the period in which such change occurred.

Management Estimates

Management makes estimates and assumptions when preparing financial statements in conformity with generally accepted accounting principles.  These estimates and assumptions include those related to rate regulation, retirement benefits, contingencies, litigation, asset impairment, income taxes, unbilled revenues, and bad debt.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are beyond management's control.  Accordingly, actual results could differ from those estimates.

Asset Retirement Obligations

In December 2014, the U.S. Environmental Protection Agency signed a final rule relating to the disposal of coal combustion residuals (CCRs), which was published in the Federal Register on April 17, 2015. The rule adds several regulations relating to the disposal and ongoing monitoring of CCRs. Idaho Power and its co-owners of coal-fired units continue to perform engineering and cost studies to determine the financial and operational impacts of the rule. Based on the effective date of the final rule, Idaho Power expects to record an increase in its asset retirement obligation and corresponding regulatory asset in the second quarter of 2015; however, as of the date of this report, Idaho Power is unable to estimate the amount it will record as a result of the final rule.

2.  INCOME TAXES

In accordance with interim reporting requirements, IDACORP and Idaho Power use an estimated annual effective tax rate for computing their provisions for income taxes. An estimate of annual income tax expense (or benefit) is made each interim period using estimates for annual pre-tax income, income tax adjustments, and tax credits. The estimated annual effective tax rates do not include discrete events such as tax law changes, examination settlements, accounting method changes, or adjustments to tax expense or benefits attributable to prior years. Discrete events are recorded in the interim period in which they occur or become known. The estimated annual effective tax rate is applied to year-to-date pre-tax income to determine income tax expense (or benefit) for the interim period consistent with the annual estimate. In subsequent interim periods, income tax expense (or benefit) for the period is computed as the difference between the year-to-date amount reported for the previous interim period and the current period's year-to-date amount.

Income Tax Expense

The following table provides a summary of income tax expense for the three months ended March 31 (in thousands of dollars):

	IDACORP		Idaho Power
	2015	2014	2015	2014
Three months ended March 31,
Income tax at statutory rates (federal and state)	$11,551	$14,119	$11,708	$14,417
Additional accumulated deferred investment tax credit amortization	—	(950)	—	(950)
Affordable housing tax credits	(808)	(1,268)	—	—
Affordable housing investment amortization, net of statutory taxes	400	704	—	—
Other(1)	(5,032)	(3,898)	(5,226)	(4,496)
Income tax expense	$6,111	$8,707	$6,482	$8,971
Effective tax rate	20.7%	24.1%	21.6%	24.3%
(1) "Other" is primarily comprised of the net tax effect of Idaho Power's regulatory flow-through tax adjustments. These adjustments, which include the capitalized repairs deduction, are each listed in the rate reconciliation table in Note 2 to the consolidated financial statements included in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2014.

The reductions in income tax expense for the three months ended March 31, 2015, as compared to the same period in 2014, were primarily due to lower Idaho Power pre-tax earnings in 2015. On a net basis, Idaho Power’s estimate of its annual 2015 regulatory flow-through tax adjustments is comparable to 2014; additionally, the 2015 capitalized repairs deduction estimate is slightly greater than the prior year estimate.

3.  REGULATORY MATTERS

Included below is a summary of Idaho Power's most recent general rate cases and base rate changes, as well as other recent or pending notable regulatory matters and proceedings.

Idaho and Oregon General Rate Cases and Base Rate Adjustments

Effective January 1, 2012, Idaho Power implemented new Idaho base rates resulting from its receipt of an order from the Idaho Public Utilities Commission (IPUC) approving a settlement stipulation that provided for a 7.86 percent authorized rate of return on an Idaho-jurisdiction rate base of approximately $2.36 billion. The settlement stipulation resulted in a $34.0 million overall increase in Idaho Power's annual Idaho-jurisdictional base rate revenues. Neither the IPUC's order nor the settlement stipulation specified an authorized rate of return on equity.

Effective March 1, 2012, Idaho Power implemented new Oregon base rates resulting from its receipt of an order from the Public Utility Commission of Oregon (OPUC) approving a settlement stipulation that provided for a $1.8 million base rate revenue increase, a return on equity of 9.9 percent, and an overall rate of return of 7.757 percent in the Oregon jurisdiction.

Idaho and Oregon base rates were subsequently adjusted again in 2012, in connection with Idaho Power's completion of the Langley Gulch power plant. On June 29, 2012, the IPUC issued an order approving a $58.1 million increase in annual Idaho-jurisdiction base rate revenues, effective July 1, 2012, for inclusion of the investment and associated costs of the plant in rates. The order also provided for a $335.9 million increase in Idaho rate base. On September 20, 2012, the OPUC issued an order approving a $3.0 million increase in annual Oregon jurisdiction base rate revenues, effective October 1, 2012, for inclusion of the investment and associated costs of the plant in Oregon rates.

On March 21, 2014, the IPUC issued an order approving Idaho Power's application requesting an increase of approximately $106 million in the normalized or "base level" net power supply expense on a total-system basis to be used to update base rates and in the determination of the PCA rate that became effective June 1, 2014. Approval of the order removed the Idaho-jurisdictional portion of those expenses (approximately $99 million) from collection via the Idaho PCA mechanism and instead results in collecting that portion through base rates.

Idaho Settlement Stipulation — Investment Tax Credits and Sharing Mechanism

In October 2014, the IPUC issued an order approving an extension, with modifications, of the terms of a December 2011 Idaho settlement stipulation for the period from 2015 through 2019, or until the terms are otherwise modified or terminated by order of the IPUC. The provisions of the October 2014 settlement stipulation are as follows:

•
If Idaho Power's annual return on year-end equity in the Idaho jurisdiction (Idaho ROE) in any year is less than 9.5 percent, then Idaho Power may amortize up to $25 million of additional accumulated deferred investment tax credits (ADITC) to help achieve a 9.5 percent Idaho ROE for that year, and may amortize up to a total of $45 million of additional ADITC over the 2015 through 2019 period.

•
If Idaho Power's annual Idaho ROE in any year exceeds 10.0 percent, the amount of earnings exceeding a 10.0 percent Idaho ROE and up to and including a 10.5 percent Idaho ROE will be allocated 75 percent to Idaho Power's Idaho customers as a rate reduction to be effective at the time of the subsequent year's power cost adjustment and 25 percent to Idaho Power.

•
If Idaho Power's annual Idaho ROE in any year exceeds 10.5 percent, the amount of earnings exceeding a 10.5 percent Idaho ROE will be allocated 50 percent to Idaho Power's Idaho customers as a rate reduction to be effective at the time of the subsequent year's power cost adjustment, 25 percent to Idaho Power's Idaho customers in the form of a reduction to the pension regulatory asset balancing account (to reduce the amount to be collected in the future from Idaho customers), and 25 percent to Idaho Power.

•	If the full $45 million of additional ADITC contemplated by the settlement stipulation has been amortized the sharing provisions would terminate.

•
In the event the IPUC approves a change to Idaho Power's Idaho-jurisdictional allowed return on equity as part of a general rate case proceeding seeking a rate change effective prior to January 1, 2020, the Idaho ROE thresholds (9.5 percent, 10.0 percent, and 10.5 percent) will be adjusted prospectively.

In the first quarter of 2015, Idaho Power recorded no additional ADITC amortization or provision for sharing with customers based on its estimate of Idaho ROE for full-year 2015. In the first quarter of 2014, Idaho Power recorded $950 thousand in additional ADITC amortization for that period based on its estimate of Idaho ROE for full-year 2014, under the prior December 2011 settlement stipulation. The amount recorded for the first quarter of 2014 was subsequently reversed in the second quarter of 2014 based on a then-current estimate of full year 2014 Idaho ROE.

Idaho Power Cost Adjustment Mechanism Annual Filing

In both its Idaho and Oregon jurisdictions, Idaho Power's PCA mechanisms address the volatility of power supply costs and provide for annual adjustments to the rates charged to its retail customers. The PCA mechanisms compare Idaho Power's actual and forecast net power supply costs (primarily fuel and purchased power less off-system sales) against net power supply costs currently being recovered in retail rates. Under the PCA mechanisms, certain differences between actual net power supply costs incurred by Idaho Power and the costs included in retail rates are recorded as a deferred charge or credit on the balance sheets for future recovery or refund through retail rates.  The power supply costs deferred primarily result from changes in contracted power purchase prices and volumes, changes in wholesale market prices and transaction volumes, fuel prices, and the levels of Idaho Power's own generation.

On April 15, 2015, Idaho Power filed an application with the IPUC requesting a $10.1 million net decrease in Idaho PCA rates, effective for the 2015-2016 PCA collection period from June 1, 2015 to May 31, 2016.  The requested net decrease in Idaho PCA rates included the application of a customer rate credit of $8.0 million for sharing with customers pursuant to the terms of the December 2011 settlement stipulation. An order from the IPUC is pending. Previously, on May 30, 2014, the IPUC issued an order approving Idaho Power's April 15, 2014 application requesting an $11.1 million net increase in Idaho PCA rates, effective for the 2014-2015 PCA collection period from June 1, 2014 to May 31, 2015.  The $11.1 million PCA rate increase was net of (a) $20.0 million of surplus Idaho energy efficiency rider funds, (b) $7.6 million of customer revenue sharing for the year 2013 under the December 2011 settlement stipulation, and (c) the shifting of $99.3 million in power supply expense from collection via the PCA mechanism to collection via base rates.

Idaho Fixed Cost Adjustment Mechanism Annual Filing

The fixed cost adjustment (FCA) is designed to remove Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer.  The FCA is adjusted each year to recover or refund the difference between the amount of fixed costs authorized in Idaho Power's most recent general rate case and the amount of fixed costs recovered by Idaho Power based upon weather-normalized energy sales. On March 13, 2015, Idaho Power filed its annual FCA update with the IPUC, requesting an increase of $2.0 million in the FCA from $14.9 million to $16.9 million, with new rates effective for the period from June 1, 2015 through May 31, 2016. Previously, on May 30, 2014, the IPUC issued an order approving Idaho Power's March 14, 2014 application requesting a $6.0 million increase in the FCA recovery from $8.9 million to $14.9 million, effective for the period from June 1, 2014 through May 31, 2015.

IPUC Review of Annual Rate Adjustment Mechanisms

PCA Mechanism -- On July 1, 2014, the IPUC opened a docket pursuant to which Idaho Power, the IPUC Staff, and other interested parties further evaluated Idaho Power's application of the true-up component of the PCA mechanism and whether a deferral balance adjustment was appropriate. The docket arose from the IPUC's May 2014 PCA order, which noted that the IPUC Staff believed that Idaho Power's application of the true-up component introduced a line-loss bias that inflated the true-up revenue it must collect. The IPUC's docket was closed via an order issued by the IPUC on August 6, 2014, with no adjustment to the PCA true-up revenue amount. Idaho Power subsequently met with the IPUC Staff to explore approaches to increasing the accuracy of the actual cost recovery under the PCA mechanism. On April 28, 2015, Idaho Power submitted a settlement stipulation to the IPUC for approval. The settlement stipulation, if approved by the IPUC, would result in the replacement of the existing load-based adjustment used for determining the power cost deferrals under the PCA mechanism with a similar sales-based adjustment. The sales-based adjustment would function in the same manner as the existing load-based adjustment, but would measure deviations between Idaho-specific test year sales and actual Idaho sales rather than deviations between test year loads and actual loads. The settlement stipulation provides that implementation of the new methodology would be effective January 1, 2015. Idaho Power has not reflected the potential impact of the new PCA mechanism methodology in its first quarter 2015 financial statements, as approval of the proposed settlement stipulation will require proceedings before the IPUC, the outcome of which is uncertain.

FCA Mechanism -- Also on July 1, 2014, the IPUC opened a docket to allow Idaho Power, the IPUC Staff, and other interested parties to further evaluate the IPUC Staff's concerns regarding the application of the FCA mechanism (including weather-normalization, customer count methodology, rate adjustment cap, and cross-subsidization issues) and whether the FCA is effectively removing Idaho Power's disincentive to aggressively pursue energy efficiency programs. On March 26, 2015, Idaho Power submitted to the IPUC a settlement stipulation that would, if approved, modify the FCA mechanism by replacing weather-normalized billed sales with actual billed sales in the calculation of the FCA, applicable for the entirety of calendar year 2015 and thereafter, with new rates effective June 1, 2016. Idaho Power has not reflected the potential impact of the new FCA mechanism methodology in its first quarter 2015 financial statements, as approval of the proposed settlement stipulation will require proceedings before the IPUC, the outcome of which is uncertain.

4. LONG-TERM DEBT

On March 6, 2015, Idaho Power issued $250 million in principal amount of 3.65% first mortgage bonds, secured medium-term notes, Series J, maturing on March 1, 2045. On March 24, 2015, Idaho Power issued a notice of redemption to redeem, prior to maturity, its $120 million in principal amount of 6.025% first mortgage bonds, medium-term notes, Series H due July 2018, with the redemption effective April 23, 2015. In accordance with the redemption provisions of the notes, the redemption included Idaho Power's payment of a make-whole premium to the holders of the redeemed notes in the aggregate amount of approximately $17.9 million. Idaho Power used a portion of the net proceeds from the March 2015 sale of first mortgage bonds, medium-term notes to effect the redemption. As a result, the $120 million of 6.025% first mortgage bonds, medium-term notes due July 2018 are classified as current maturities of long-term debt in the condensed consolidated balance sheets at March 31, 2015.

As of March 31, 2015, $250 million in principal amount of long-term debt securities remained available for issuance under a selling agency agreement executed in July 2013 and pursuant to state regulatory authority. On April 1, 2015 the IPUC approved a two-year extension of Idaho Power's state regulatory authorization to issue debt securities and first mortgage bonds, through April 9, 2017.

5.  NOTES PAYABLE

Credit Facilities

IDACORP and Idaho Power have in place credit facilities that may be used for general corporate purposes and commercial paper backup. The terms and conditions of those credit facilities are as described in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2014.

At March 31, 2015, no loans were outstanding under either IDACORP's or Idaho Power's facilities.  At March 31, 2015, Idaho Power had regulatory authority to incur up to $450 million in principal amount of short-term indebtedness at any one time outstanding. Balances (in thousands of dollars) and interest rates of IDACORP’s and Idaho Power's short-term borrowings were as follows at March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
	Idaho Power	IDACORP	Total	Idaho Power	IDACORP	Total
Commercial paper outstanding	$—	$43,400	$43,400	$—	$31,300	$31,300
Weighted-average annual interest rate	—%	0.58%	0.58%	—%	0.43%	0.43%

6.  COMMON STOCK

IDACORP Common Stock

During the three months ended March 31, 2015, IDACORP issued 39,211 shares of common stock pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan. Effective July 1, 2012, IDACORP instructed the plan administrators of the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and Idaho Power Company Employee Savings Plan to use market purchases of IDACORP common stock, as opposed to original issuance of common stock from IDACORP, to acquire shares of IDACORP common stock for the plans. However, IDACORP may determine at any time to resume original issuances of common stock under those plans.

IDACORP enters into sales agency agreements as a means of selling its common stock from time to time pursuant to a continuous equity program. On July 12, 2013, IDACORP entered into its current Sales Agency Agreement with BNY Mellon Capital Markets, LLC (BNYMCM). IDACORP may offer and sell up to 3 million shares of its common stock from time to time in at-the-market offerings through BNYMCM as IDACORP's agent. IDACORP has no obligation to issue any minimum number of shares under the Sales Agency Agreement. As of the date of this report, no shares of IDACORP common stock have been issued under the current Sales Agency Agreement.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Code of Conduct.  A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At March 31, 2015, the leverage ratios for IDACORP and Idaho Power were 49 percent and 51 percent, respectively.  Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $925 million and $811 million, respectively, at March 31, 2015.  There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to the applicable company from any material subsidiary.  At March 31, 2015, IDACORP and Idaho Power were in compliance with the financial covenants.

Idaho Power’s Revised Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At March 31, 2015, Idaho Power's common equity capital was 49 percent of its total adjusted capital. Further, Idaho Power must obtain approval of the OPUC before it could directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

Idaho Power’s articles of incorporation contain restrictions on the payment of dividends on its common stock if preferred stock dividends are in arrears.  As of the date of this report, Idaho Power has no preferred stock outstanding.

In addition to contractual restrictions on the amount and payment of dividends, the Federal Power Act prohibits the payment of dividends from "capital accounts." The term "capital account" is undefined in the Federal Power Act or its regulations, but Idaho Power does not believe the restriction would limit Idaho Power's ability to pay dividends out of current year earnings or retained earnings.

7.  EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 (in thousands, except for per share amounts).

	Three months ended March 31,
	2015	2014
Numerator:
Net income attributable to IDACORP, Inc.	$23,430	$27,404
Denominator:
Weighted-average common shares outstanding - basic	50,220	50,131
Effect of dilutive securities	40	44
Weighted-average common shares outstanding - diluted	50,260	50,175
Basic earnings per share	$0.47	$0.55
Diluted earnings per share	$0.47	$0.55

8.  COMMITMENTS

Purchase Obligations

IDACORP's and Idaho Power's purchase obligations did not change materially, outside of the ordinary course of business, during the three months ended March 31, 2015. Subsequent to the end of the first quarter of 2015, four power purchase agreements with a solar energy developer terminated due to an uncured breach by the counterparty. Termination of the agreements reduced Idaho Power's contractual payment obligations by approximately $483 million over the 20-year lives of the terminated contracts.

Guarantees

Through a self-bonding mechanism, Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest.  This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $70 million at March 31, 2015, representing IERCo's one-third share of BCC's total reclamation obligation.  BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs.  At March 31, 2015, the value of the reclamation trust fund was $71 million. The reclamation trust fund did not distribute any funds during the three months ended March 31, 2015. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs.  To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant.  Starting in 2010, BCC began applying a nominal surcharge to coal sales in order to maintain adequate reserves in the reclamation trust fund.  Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements.  Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated.  IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities.  As of March 31, 2015, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations.  Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

9.  CONTINGENCIES

IDACORP and Idaho Power have in the past and expect in the future to become involved in various claims, controversies, disputes, and other contingent matters, including the items described in this Note 9. Some of these claims, controversies, disputes, and other contingent matters involve litigation and regulatory or other contested proceedings. The ultimate resolution and outcome of litigation and regulatory proceedings is inherently difficult to determine, particularly where (a) the remedies or penalties sought are indeterminate, (b) the proceedings are in the early stages or the substantive issues have not been well developed, or (c) the matters involve complex or novel legal theories or a large number of parties. In accordance with applicable accounting guidance, IDACORP and Idaho Power, as applicable, establish an accrual for legal proceedings when those matters proceed to a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. IDACORP and Idaho Power monitor those matters for developments that could affect the likelihood of a loss and the accrued amount, if any, and adjust the amount as appropriate. If the loss contingency at issue is not both probable and reasonably estimable, IDACORP and Idaho Power do not establish an accrual and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable. As of the date of this report, IDACORP's and Idaho Power's accruals for loss contingencies are not material to their financial statements as a whole; however, future accruals could be material in a given period. IDACORP's and Idaho Power's determination is based on currently available information, and estimates presented in financial statements and other financial disclosures involve significant judgment and may be subject to significant uncertainty. For matters that affect Idaho Power’s operations, Idaho Power intends to seek, to the extent permissible and appropriate, recovery through the ratemaking process of costs incurred.

Western Energy Proceedings

High prices for electricity, energy shortages, and blackouts in California and in western wholesale markets during 2000 and 2001 caused numerous purchasers of electricity in those markets to initiate proceedings seeking refunds or other forms of relief and the FERC to initiate its own investigations. Some of these proceedings remain pending before the FERC or are on appeal to the United States Court of Appeals for the Ninth Circuit. Idaho Power and IESCo (as successor to IDACORP Energy L.P.) believe that settlement releases they have obtained will restrict potential claims that might result from the disposition of pending proceedings and predict that these matters will not have a material adverse effect on IDACORP's or Idaho Power's results of operations or financial condition. However, the settlements and associated FERC orders have not fully eliminated the potential for so-called "ripple claims," which involve potential claims for refunds in the Pacific Northwest markets from an upstream seller of power based on a finding that its downstream buyer was liable for refunds as a seller of power during the relevant period. The FERC has characterized these ripple claims as "speculative." However, the FERC has refused to dismiss Idaho Power and IESCo from the proceedings in the Pacific Northwest and refused to approve portions of two settlements that provided for waivers of claims in those proceedings, despite only limited objections from two market participants to one of the two settlements and no objections to the other settlement. Idaho Power and IESCo have petitions for review of the FERC's decisions refusing to approve the waiver provision of the settlements, on the basis that the FERC failed to apply its established precedents and rules. The petitions for review are pending in the Ninth Circuit Court of Appeals.

Based on its evaluation of the merits of ripple claims and the inability to estimate the potential exposure should the claims ultimately have any merit, particularly in light of Idaho Power and IESCo being both purchasers and sellers in the energy market during the relevant period, Idaho Power and IESCo have no amount accrued relating to the proceedings. To the extent the availability of any ripple claims materializes, Idaho Power and IESCo will continue to vigorously defend their positions in the proceedings.

Other Proceedings

IDACORP and Idaho Power are parties to legal claims and legal and regulatory actions and proceedings in the ordinary course of business that are in addition to those discussed above and, as noted above, record an accrual for associated loss contingencies when they are probable and reasonably estimable. As of the date of this report the companies believe that resolution of those matters will not have a material adverse effect on their respective consolidated financial statements. Idaho Power is also actively monitoring various pending environmental regulations, including the U.S. Environmental Protection Agency's proposed rule under Section 111(d) of the Clean Air Act, that may have a significant impact on its future operations. Given uncertainties regarding the outcome, timing, and compliance plans for these environmental matters, Idaho Power is unable to estimate the financial impact of these regulations but does believe that future capital investment for infrastructure and modifications to its electric generating facilities to comply with these regulations could be significant.

10.  BENEFIT PLANS

Idaho Power has two defined benefit pension plans - a noncontributory defined benefit pension plan (pension plan) and nonqualified defined benefit plans for certain senior management employees called the Security Plan for Senior Management Employees I and II (SMSP).  The benefits under the pension plan are based on years of service and the employee’s final average earnings. Idaho Power also maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents.  The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended March 31, 2015 and 2014 (in thousands of dollars).

	Pension Plan		SMSP		Postretirement Benefits
	2015	2014	2015	2014	2015	2014
Service cost	$8,459	$6,584	$422	$411	$338	$276
Interest cost	8,820	8,871	967	964	674	716
Expected return on plan assets	(10,219)	(10,321)	—	—	(673)	(656)
Amortization of prior service cost	55	87	46	55	4	46
Amortization of net loss	3,546	1,008	1,049	655	—	—
Net periodic benefit cost	10,661	6,229	2,484	2,085	343	382
Adjustments due to the effects of regulation(1)	(5,876)	(1,705)	—	—	—	—
Net periodic benefit cost recognized for financial reporting(1)	$4,785	$4,524	$2,484	$2,085	$343	$382
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, income statement recognition of pension plan costs is deferred until costs are recovered through rates.

During the three months ended March 31, 2015, Idaho Power made no contributions to its defined benefit pension plan. In April 2015, Idaho Power made a $10 million contribution to the pension plan. The company plans to contribute at least $20 million to the pension plan during 2015, including the contributions made to-date.

In October 2014, the Society of Actuaries released a new set of mortality tables referred to as RP-2014. Mortality tables are used by defined benefit plans to estimate the life expectancy of plan participants and the expected length of benefit payments in retirement. RP-2014 generally resulted in longer life expectancy than previous mortality tables. Idaho Power's measurement of its plan benefit obligations as of December 31, 2014, and its net periodic benefit cost for the quarter ended March 31, 2015, reflect the adoption of the new tables, which was not material.

Idaho Power also has an Employee Savings Plan that complies with Section 401(k) of the Internal Revenue Code and covers substantially all employees.  Idaho Power matches specified percentages of employee contributions to the Employee Savings Plan.

11.  DERIVATIVE FINANCIAL INSTRUMENTS

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

All of Idaho Power's derivative instruments have been entered into for the purpose of economically hedging forecasted purchases and sales, though none of these instruments have been designated as cash flow hedges. Idaho Power offsets fair value amounts recognized on its balance sheet and applies collateral related to derivative instruments executed with the same counterparty under the same master netting agreement. Idaho Power does not offset a counterparty's current derivative contracts with the counterparty's long-term derivative contracts, although Idaho Power's master netting arrangements would allow current and long-term positions to be offset in the event of default. Also, in the event of default, Idaho Power's master netting arrangements would allow for the offsetting of all transactions executed under the master netting arrangement. These types of transactions may include non-derivative instruments, derivatives qualifying for scope exceptions, receivables and payables arising from settled positions, and other forms of non-cash collateral (such as letters of credit). These types of transactions are excluded from the offsetting presented in the derivative fair value and offsetting table that follows.

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three months ended March 31, 2015 and 2014 (in thousands of dollars).

		Gain/(Loss) on Derivatives Recognized in Income(1)
	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	2015	2014
Financial swaps	Off-system sales	$2,996	$(6,794)
Financial swaps	Purchased power	(635)	1,016
Financial swaps	Fuel expense	(746)	3,617
Financial swaps	Other operations and maintenance	(2)	15
Forward contracts	Off-system sales	—	43
Forward contracts	Purchased power	3	(41)
Forward contracts	Fuel expense	(5)	40
(1) Excludes unrealized gains or losses on derivatives, which are recorded on the balance sheet as regulatory assets or regulatory liabilities.

Settlement gains and losses on electricity swap contracts are recorded on the income statement in off-system sales or purchased power depending on the forecasted position being economically hedged by the derivative contract.  Settlement gains and losses on contracts for natural gas are reflected in fuel expense.  Settlement gains and losses on diesel derivatives are recorded in other operations and maintenance expense.  See Note 12 for additional information concerning the determination of fair value for Idaho Power’s assets and liabilities from price risk management activities.

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at March 31, 2015 and December 31, 2014 (in thousands of dollars).

		Asset Derivatives				Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset		Net Assets	Gross Fair Value	Amounts Offset	Net Liabilities

March 31, 2015
Current:
Financial swaps	Other current assets	$944	$(825)	(1)	$119	$320	$(320)	$—
Financial swaps	Other current liabilities	—	—		—	4,882	(370)	4,512
Forward contracts	Other current assets	65	—		65	—	—	—
Long-term:
Financial swaps	Other liabilities	2	(2)		—	912	(2)	910
Forward contracts	Other assets	64	—		64	—	—	—
Total		$1,075	$(827)		$248	$6,114	$(692)	$5,422
December 31, 2014
Current:
Financial swaps	Other current assets	$2,509	$(2,002)	(1)	$507	$756	$(756)	$—
Financial swaps	Other current liabilities	379	(379)		—	4,335	(379)	3,956
Forward contracts	Other current assets	64	—		64	—	—	—
Forward contracts	Other current liabilities	—	—		—	5	—	5
Long-term:
Forward contracts	Other assets	63	—		63	—	—	—
Total		$3,015	$(2,381)		$634	$5,096	$(1,135)	$3,961
 (1) Current asset derivative amounts offset include $0.4 million and $1.2 million of collateral payable for the periods ending March 31, 2015 and December 31, 2014, respectively.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at March 31, 2015 and 2014 (in thousands of units).

		March 31,
Commodity	Units	2015	2014
Electricity purchases	MWh	442	576
Electricity sales	MWh	288	492
Natural gas purchases	MMBtu	15,775	9,987
Natural gas sales	MMBtu	852	666
Diesel purchases	Gallons	183	675

Credit Risk

At March 31, 2015, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels.  Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary.  Idaho Power’s physical power contracts are commonly under Western Systems Power Pool agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain of Idaho Power's derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services.  If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at March 31, 2015, was $6.1 million.  Idaho Power posted no cash collateral related to this amount.  If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2015, Idaho Power would have been required to post an additional $5.9 million of cash collateral to its counterparties.

12.  FAIR VALUE MEASUREMENTS

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.  An item recorded at fair value is reclassified among levels when changes in the nature of valuation inputs cause the item to no longer meet the criteria for the level in which it was previously categorized. There were no transfers between levels or material changes in valuation techniques or inputs during the three months ended March 31, 2015 or the year ended December 31, 2014.

The table below presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands of dollars).

	March 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives	$120	$128	$—	$248	$506	$128	$—	$634
Money market funds	77,993	—	—	77,993	100	—	—	100
Trading securities: Equity securities	111	—	—	111	141	—	—	141
Available-for-sale securities: Equity securities	44,083	—	—	44,083	44,942	—	—	44,942
Liabilities:
Derivatives	$141	$5,281	$—	$5,422	$17	$3,944	$—	$3,961

Idaho Power’s derivatives are contracts entered into as part of its management of loads and resources.  Electricity derivatives are valued on the Intercontinental Exchange (ICE) with quoted prices in an active market.  Natural gas and diesel derivative valuations are performed using New York Mercantile Exchange (NYMEX) and ICE pricing, adjusted for location basis, which are also quoted under NYMEX and ICE pricing.  Trading securities consist of employee-directed investments held in a Rabbi Trust and are related to an executive deferred compensation plan.  Available-for-sale securities are related to the SMSP, are held in a Rabbi Trust, and are actively traded money market and equity funds with quoted prices in active markets.

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of March 31, 2015 and December 31, 2014, using available market information and appropriate valuation methodologies (in thousands of dollars).

	March 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
IDACORP
Assets:
Notes receivable(1)	$3,804	$3,804	$3,804	$3,804
Liabilities:
Long-term debt(1)	1,862,788	2,026,852	1,615,502	1,788,197
Idaho Power
Liabilities:
Long-term debt(1)	$1,862,788	$2,026,852	$1,615,502	$1,788,197
 (1) Notes receivable and long-term debt are categorized as Level 3 and Level 2, respectively, of the fair value hierarchy, as defined earlier in this Note 12.

Notes receivable are related to Ida-West and are valued based on unobservable inputs, including discounted cash flows, which are partially based on forecasted hydroelectric conditions. Long-term debt is not traded on an exchange and is valued using quoted rates for similar debt in active markets. Carrying values for cash and cash equivalents, deposits, customer and other receivables, notes payable, accounts payable, interest accrued, and taxes accrued approximate fair value.

13.  SEGMENT INFORMATION

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

IDACORP’s other operating segments are below the quantitative and qualitative thresholds for reportable segments and are included in the “All Other” category in the table below.  This category is comprised of IFS’s investments in affordable housing and historic rehabilitation projects, Ida-West’s joint venture investments in small hydroelectric generation projects, the remaining activities of IESCo, and IDACORP’s holding company expenses.

The table below summarizes the segment information for IDACORP’s utility operations and the total of all other segments, and reconciles this information to total enterprise amounts (in thousands of dollars).

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended March 31, 2015:
Revenues	$278,774	$621	$—	$279,395
Net income attributable to IDACORP, Inc.	23,462	(32)	—	23,430
Total assets as of March 31, 2015	5,864,422	124,200	(16,870)	5,971,752
Three months ended March 31, 2014:
Revenues	$292,320	$399	$—	$292,719
Net income attributable to IDACORP, Inc.	27,900	(496)	—	27,404

14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the three months ended March 31, 2015 and 2014 (in thousands of dollars). Items in parentheses indicate reductions to AOCI.

Defined Benefit Pension Items
Three months ended March 31, 2015:
Balance at beginning of period	$(24,158)
Amounts reclassified out of AOCI	667
Balance at end of period	$(23,491)
Three months ended March 31, 2014:
Balance at beginning of period	$(16,553)
Amounts reclassified out of AOCI	432
Balance at end of period	$(16,121)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the three months ended March 31, 2015 and 2014 (in thousands of dollars). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
Details About AOCI	Three months ended March 31,
	2015	2014
Amortization of defined benefit pension items(1)
Prior service cost	$46	$55
Net loss	1,049	655
Total before tax	1,095	710
Tax benefit(2)	(428)	(278)
Net of tax	667	432
Total reclassification for the period	$667	$432
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
IDACORP, Inc.
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of March 31, 2015, and the related condensed consolidated statements of income, comprehensive income, equity and cash flows for the three-month periods ended March 31, 2015 and 2014.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of IDACORP, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2015, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
April 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Idaho Power Company
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of March 31, 2015, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2015 and 2014.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Idaho Power Company and subsidiary as of December 31, 2014, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2015, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
April 30, 2015

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Megawatt-hours (MWh) and dollar amounts in tables, other than earnings per share, are in thousands unless otherwise indicated.)

INTRODUCTION

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the general financial condition and results of operations for IDACORP, Inc. and its subsidiaries (collectively, IDACORP) and Idaho Power Company and its subsidiary (collectively, Idaho Power) are discussed. While reading the MD&A, please refer to the accompanying condensed consolidated financial statements of IDACORP and Idaho Power, and the notes thereto. This discussion updates the MD&A included in the Annual Report on Form 10-K for the year ended December 31, 2014, and should also be read in conjunction with the information in that report. The results of operations for an interim period generally will not be indicative of results for the full year, particularly in light of the seasonality of Idaho Power's sales volumes, as discussed below.

IDACORP is a holding company formed in 1998 whose principal operating subsidiary is Idaho Power.  IDACORP’s common stock is listed and trades on the New York Stock Exchange under the trading symbol “IDA.” Idaho Power is an electric utility with a service area covering approximately 24,000 square miles in southern Idaho and eastern Oregon.  Idaho Power provided electric service to approximately 517,000 general business customers as of March 31, 2015.  As a regulated utility, many of Idaho Power's fundamental business decisions are subject to the approval of governmental agencies. Idaho Power is under the jurisdiction (as to rates, service, accounting, and other general matters of utility operation) of the Idaho Public Utilities Commission (IPUC), the Public Utility Commission of Oregon (OPUC), and the Federal Energy Regulatory Commission (FERC). The IPUC and OPUC determine the rates that Idaho Power charges to its general business customers. Idaho Power is also under the regulatory jurisdiction of the IPUC, the OPUC, and the Public Service Commission of Wyoming as to the issuance of debt and equity securities. As a public utility under the Federal Power Act, Idaho Power has authority to charge market-based rates for wholesale energy sales under its FERC tariff and to provide transmission services under its open access transmission tariff (OATT).  Idaho Power uses general rate cases, cost adjustment mechanisms, and subject-specific filings to recover its costs of providing service and the costs of its energy efficiency and demand-response programs, and to seek to earn a return on investment.

Idaho Power generates revenues and cash flows primarily from the sale and distribution of electricity to customers in its Idaho and Oregon service areas, as well as from the wholesale sale and transmission of electricity.  Idaho Power’s revenues and income from operations are subject to fluctuations during the year due to the impacts of seasonal weather conditions on demand for electricity, availability of water for hydroelectric generation, price changes, customer usage patterns (which are affected in large part by the condition of the economy across the service area), and the availability and price of purchased power and fuel.  Idaho Power experiences its highest retail energy sales during the summer irrigation and cooling season, with a lower peak in the winter that generally results from heating demand.  IDACORP’s and Idaho Power’s financial condition are also affected by regulatory decisions through which Idaho Power seeks to recover its costs on a timely basis and earn an authorized return on investment, and by the ability to obtain financing through the issuance of debt and/or equity securities.

IDACORP’s other subsidiaries include IDACORP Financial Services, Inc. (IFS), an investor in affordable housing and historic rehabilitation projects; Ida-West Energy Company, an operator of small hydroelectric generation projects that satisfy the requirements of the Public Utility Regulatory Policies Act of 1978 (PURPA); and IDACORP Energy Services Co., which is the former limited partner of, and successor by merger to, IDACORP Energy L.P., a marketer of energy commodities that wound down operations in 2003. Idaho Power is the parent of Idaho Energy Resources Co. (IERCo), a joint venturer in Bridger Coal Company (BCC), which mines and supplies coal to the Jim Bridger generating plant owned in part by Idaho Power.

EXECUTIVE OVERVIEW

Management's Outlook and Initiatives

In the Annual Report on Form 10-K for the year ended December 31, 2014, IDACORP's and Idaho Power's management included a brief overview of their outlook and initiatives for the companies for 2015 and beyond, under the headings "Executive Overview - Management's Outlook" and "2014 Accomplishments and 2015 Initiatives" in the MD&A. As of the date of this report, management's outlook is consistent with the disclosure in that report. Most notably:

•
Idaho Power continues to expect positive customer growth in its service area, and continues to support economic development initiatives aimed at sustainable levels of growth. During the first three months of 2015, Idaho Power's customer count grew by 1,578 customers, and for the twelve months ended March 31, 2015, the customer growth rate was 1.6 percent.

•
Idaho Power expects substantial capital investments, with estimated total capital expenditures of $1.5 billion over the five-year period from 2015 (including expenditures to date in 2015) through 2019.

•	Idaho Power continues to actively manage costs, targeting opportunities to optimize business practices.

•
IDACORP remains focused on the previously established long-term target dividend payout ratio of between 50 and 60 percent of sustainable IDACORP earnings. IDACORP's board of directors periodically assesses the potential for changes in the dividend amount.

•
Idaho Power continues to focus on timely recovery of costs and earning a reasonable return on investment, including ensuring that its rate design and regulatory mechanisms properly reflect economic realities.

Overview of General Factors and Trends Affecting Results of Operations and Financial Condition

IDACORP's and Idaho Power's results of operations and financial condition are affected by regulatory, operational, weather-related, economic, and other factors, many of which are described below.

Timely Regulatory Cost Recovery:  The price that Idaho Power is authorized to charge for its electric service is a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Because of the significant impact of ratemaking decisions, and in furtherance of its goal of advancing a purposeful regulatory strategy, Idaho Power has focused on timely recovery of its costs through filings with the company's regulators, and on the prudent management of expenses and investments. Certain recent and pending rate proceedings are discussed in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2014, in "Regulatory Matters" in this MD&A, and in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report.

In 2014, Idaho Power extended its December 2011 Idaho settlement stipulation, including the provisions for potential sharing of earnings with customers and for amortization of additional accumulated deferred investment tax credits (ADITC) to help achieve a minimum 9.5 percent return on year-end equity in the Idaho jurisdiction (Idaho ROE). While providing no assurance that Idaho Power will obtain a 9.5 percent Idaho ROE in any of the applicable years, IDACORP and Idaho Power believe the ability to amortize additional ADITC under the settlement stipulation provides an element of earnings stability for 2015 and potentially through as late as 2019, depending on the usage rate of additional ADITCs during the applicable years.

During 2015, Idaho Power has also submitted settlement stipulations to the IPUC relating to the operation of the power cost adjustment (PCA) and fixed cost adjustment (FCA) mechanisms. The proposed settlement stipulations are intended to more closely align Idaho Power's cost recovery under the mechanisms with the intent and purpose of the mechanisms.

Economic Conditions and Customer/Load Growth: Idaho Power monitors a number of economic indicators, including employment statistics, growth in customer numbers, foreclosure rates, and other housing-related data on a national and state scale and within Idaho Power's service territory. Economic conditions can impact consumer demand for electricity, collectability of accounts, the volume of off-system sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. Recent economic developments in and around Idaho Power's service area include the following:

•
According to preliminary Idaho Department of Labor data for March 2015, total employment in the service area was 467,024, compared with 454,145 in March 2014. The unemployment rate for the service area was 4.0 percent. By comparison, the March 2015 U.S. unemployment rate was 5.5 percent, according to U.S. Department of Labor data.

•	Moody's Analytics forecasts, as of March 2015, 3.2 percent and 3.8 percent growth in gross area product for the service area for 2015 and 2016, respectively.

•	Residential customer growth for the twelve months ended March 31, 2015 was 1.6 percent.

•	A number of businesses, particularly in the food processing industry, have recently constructed, or are in the process of constructing, sizable facilities in Idaho Power's service area.

Weather Conditions and Associated Impacts on Revenue and Power Supply Costs: Weather and agricultural growing conditions have a significant impact on Idaho Power's energy sales and the seasonality of those sales. Relatively low and high temperatures result in greater energy use for heating and cooling, respectively. During the agricultural growing season, which in large part occurs during the second and third quarters, irrigation customers use electricity to operate irrigation pumps, and weather conditions can impact the timing and degree of use of those pumps. Idaho Power also has tiered rates and seasonal rates, which contribute to increased revenues during higher-load periods, most notably during the third quarter of each year when overall customer demand is highest. Milder winter temperatures during the first quarter of 2015 compared with the first quarter of 2014 resulted in a reduction in sales volumes to residential customers.

In March 2015, Idaho Power submitted a settlement stipulation to the IPUC relating to the operation of the FCA mechanism, discussed in "Regulatory Matters" in this MD&A, which if approved would replace weather-normalized billed sales in the calculation of the FCA with actual billed sales. The proposed revisions to the FCA, if approved, would reduce the impact of weather on residential and small commercial customer revenues and net income.

Idaho Power's hydroelectric facilities comprise nearly one-half of Idaho Power's nameplate generation capacity. However, the availability and volume of hydroelectric power generated depends on several factors -- the snow pack levels in the mountains upstream of Idaho Power's facilities, reservoir storage, springtime snow pack run-off, base flows in the Snake River, spring flows, rainfall, water leases and other water rights, and other weather and stream flow considerations. As of the date of this report, Idaho Power estimates that its 2015 hydroelectric generation will be between 5.0 million and 7.0 million megawatt-hours (MWh). This estimated range compares to 2014 hydroelectric generation of 6.2 million MWh. Idaho Power's resource-adjusted median annual hydroelectric generation is 8.5 million MWh.

When hydroelectric generation is reduced, Idaho Power must rely on more expensive generation sources and purchased power - but most of the increases in power supply costs are collected from customers through the Idaho and Oregon PCA mechanisms. Conversely, in periods of greater hydroelectric generation most of the resulting decrease in power supply costs that typically occurs is returned to customers through the PCA mechanisms.

When favorable hydroelectric generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydroelectric facility operators – increasing the available supply of lower-cost power, lowering regional wholesale market prices, and impacting the revenue Idaho Power receives from off-system sales of its excess power. Conversely, when hydroelectric generating conditions are poor, wholesale market prices may be higher due to lower supply, but Idaho Power would generally have less surplus energy available for sale into the wholesale markets at those times. Much of the adverse or favorable impact of this volatility is addressed through the PCA mechanisms.

Fuel and Purchased Power Expense: In addition to hydroelectric generation, Idaho Power relies significantly on coal and natural gas to fuel its generation facilities and power purchases in the wholesale markets. Idaho Power also uses physical and financial forward contracts for both electricity and fuel and other hedging strategies in order to manage the risks relating to fuel and power price exposures. Fuel costs are impacted by electricity sales volumes, the terms of contracts for fuel, Idaho Power's generation capacity, the availability of hydroelectric generation resources, transmission capacity, energy and natural gas market prices, and Idaho Power's hedging program for managing fuel costs.

Purchased power costs are impacted by the terms of contracts for purchased power, the rate of expansion of alternative energy generation sources such as wind and solar energy, and wholesale energy market prices. Idaho Power is obligated to purchase power from some PURPA generation projects at a specified price regardless of the then-current load demand or wholesale energy market prices. This increases the likelihood that Idaho Power will at times be required to reduce output from its lower-cost hydroelectric and fossil fuel-fired generation resources and may be required to sell in the wholesale power market the power it purchases from PURPA projects at a significant loss. Integration of less reliable, intermittent, non-dispatchable resources into Idaho Power's portfolio also creates a number of complex operational challenges and risks that Idaho Power must address. Notably, integration of these sources of power into Idaho Power's portfolio does not eliminate Idaho Power's need to construct facilities and infrastructure that provide reliable power. For instance, at the time Idaho Power reached its all-time system peak demand of 3,407 MW on July 2, 2013, wind resources on Idaho Power's system, representing roughly 675 MW of nameplate capacity, were contributing only 57 MW of power due to lack of wind. Increases in federally mandated PURPA power purchases have contributed to increases in customer rates.

The Idaho and Oregon PCA mechanisms mitigate in large part the potential adverse impacts of fluctuations in power supply costs to Idaho Power, including substantially all of the Idaho-jurisdiction PURPA power purchase costs.

Regulatory and Environmental Compliance Costs and Expenditures: Idaho Power is subject to extensive federal and state laws, policies, and regulations, as well as regulatory actions and audits by agencies and quasi-governmental agencies, including the FERC and the North American Electric Reliability Corporation. Compliance with these requirements directly influences Idaho Power's operating environment and may significantly increase Idaho Power's operating costs. Further, potential monetary and non-monetary penalties for a violation of applicable laws or regulations may be substantial. Accordingly, Idaho Power has in place numerous compliance policies and initiatives to help ensure compliance, and periodically evaluates and updates those policies and initiatives.

In particular, environmental laws and regulations may, among other things, increase the cost of operating generation plants and constructing new facilities, require that Idaho Power install additional pollution control devices at existing generating plants, or require that Idaho Power cease operating certain generation plants. For instance, the Boardman coal-fired power plant, in which Idaho Power owns a 10-percent interest, is scheduled to cease coal-fired operations by the end of 2020, the decision for which was driven in large part by the substantial cost of environmental controls. Additionally, the U.S. Environmental Protection Agency (EPA) recently issued a proposed rule under Section 111(d) of the Clean Air Act intended to reduce carbon dioxide emissions from the power sector, which could significantly increase costs in the industry and customer rates. Idaho Power expects to spend a considerable amount on environmental compliance and controls in the next decade. As legislation and regulations concerning greenhouse gas emissions develop, Idaho Power will continue to assess, to the extent determinable, the potential impact on the costs to generate and purchase power, as well as the willingness of joint owners of power plants to fund any required pollution control equipment upgrades in lieu of plant retirement or conversion to other fuel sources.

Summary of Financial Results

	Three months ended March 31,
	2015	2014
Idaho Power net income	$23,462	$27,900
Net income attributable to IDACORP, Inc.	$23,430	$27,404
Average outstanding shares – diluted (000’s)	50,260	50,175
IDACORP, Inc. earnings per diluted share	$0.47	$0.55

The table below provides a reconciliation of net income attributable to IDACORP for the three-month period ended March 31, 2015 to the same period in 2014 (items are in millions and are before tax unless otherwise noted).

	Three months ended
Net income attributable to IDACORP, Inc. - March 31, 2014		$27.4
Change in Idaho Power net income:
Decreased sales volumes attributable to usage per customer, net of associated power supply costs and PCA mechanism impacts	(2.5)
Increased sales volumes attributable to customer growth, net of associated power supply costs and PCA mechanism impacts	1.9
Increase in other operating and maintenance expenses	(3.0)
Increase in depreciation expense	(1.2)
Other changes in operating revenues and expenses, net	(1.0)
Decrease in Idaho Power operating income	(5.8)
Changes in other non-operating income and expenses	(1.1)
Decrease in additional amortization of ADITC	(1.0)
Decrease in other income tax expense	3.5
Total decrease in Idaho Power net income		(4.4)
Other changes (net of tax)		0.4
Net income attributable to IDACORP, Inc. - March 31, 2015		$23.4

First Quarter 2015 Net Income

IDACORP's net income decreased $4.0 million for the first quarter of 2015 when compared with the same period in the prior year. The decrease is driven primarily by a reduction of $5.8 million in Idaho Power’s operating income, partially offset by reduced income tax expense.
The unusually mild weather in Idaho Power’s service territory during the first quarter of 2015 reduced electricity sales compared to the same period in the prior year, which negatively impacted operating income by $2.5 million. Increased thermal plant maintenance and hydroelectric operating expenses, mostly due to timing within the calendar year, combined to reduce first quarter operating income by $3.0 million compared with last year. In addition, depreciation expense increased $1.2 million, largely the result of capital additions. Partially offsetting these negative factors was Idaho Power’s continued customer growth, which contributed $1.9 million to operating income.
Lower pre-tax income when compared with the first quarter of 2014 resulted in a $3.5 million reduction in income tax expense. The first quarter of 2014 also included a $950 thousand benefit from additional ADITC amortization (subsequently reversed in the second quarter of 2014), while no additional amortization was recorded during the first quarter of 2015.
Key Operating and Financial Metric Estimates for Full-Year 2015

As of the date of this report, IDACORP’s and Idaho Power’s estimates for 2015 are as follows (in millions):

2015 Estimates
	Current(1)	Previous(2)
Idaho Power Operating & Maintenance Expense	No Change	$340-$350
Idaho Power Additional Amortization of ADITC	No Change	None
Idaho Power Capital Expenditures, excluding AFUDC	No Change	$300-$310
Idaho Power Hydroelectric Generation (MWh)(3)	5.0-7.0	7.0-9.0
(1) As of April 30, 2015.
(2) As of February 19, 2015, the date of filing IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2014.
(3) Based on reservoir storage levels and forecasted weather conditions as of the date of this report.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three months ended March 31, 2015.  In this analysis, the results for the three months ended March 31, 2015 are compared with the same periods in 2014.

Utility Operations

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
	2015	2014
General business sales	3,112	3,186
Off-system sales	535	816
Total energy sales	3,647	4,002
Hydroelectric generation	1,818	1,555
Coal generation	1,010	1,563
Natural gas and other generation	209	395
Total system generation	3,037	3,513
Purchased power	763	738
Line losses	(153)	(249)
Total energy supply	3,647	4,002

Sales Volume and Generation: General business sales volume decreased 2 percent for the quarter when compared with the same period in the prior year, resulting largely from reduced sales to residential customers. The decrease in residential customer usage is largely attributable to milder temperatures in 2015 than in 2014, which reduced electricity demand for heating purposes.

Off-system sales volume decreased 34 percent for the first quarter of 2015 when compared with the first quarter of the prior year. Favorable wholesale market conditions early in 2014 provided more opportunities to make off-system sales during the first quarter of 2014 than in the first quarter of 2015. Idaho Power operated its generation facilities to take advantage of those 2014 wholesale market conditions, which did not exist to the same favorable level in the first quarter of 2015.

The lower system load demand combined with increased hydroelectric generation led to a decreased utilization of coal and natural gas-fired generation in the first quarter of 2015 when compared with the prior year. Hydroelectric generation was 17 percent higher in the first quarter of 2015, resulting from more favorable hydrologic conditions early in 2015.

The financial impacts of fluctuations in off-system sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho Power's Idaho and Oregon PCA mechanisms, which are described below.

General Business Revenues:  The table below presents Idaho Power’s general business revenues and MWh sales volumes for the three months ended March 31, 2015 and 2014 and the number of customers as of March 31, 2015 and 2014.

	Three months ended March 31,
	2015	2014
Revenue
Residential	$130,854	$133,863
Commercial	74,670	70,060
Industrial	43,548	42,826
Irrigation	1,998	667
Total	251,070	247,416
Deferred revenue related to HCC relicensing AFUDC(1)	(2,584)	(2,584)
Total general business revenues	$248,486	$244,832
Volume of Sales (MWh)
Residential	1,304	1,405
Commercial	1,001	976
Industrial	783	798
Irrigation	24	7
Total MWh sales	3,112	3,186
Number of customers at period end
Residential	429,199	423,072
Commercial	67,590	66,759
Industrial	121	115
Irrigation	19,859	19,460
Total customers	516,769	509,406
(1) As part of its January 30, 2009 general rate case order, the IPUC is allowing Idaho Power to recover the allowance for funds used during construction (AFUDC) on construction work in progress related to the HCC relicensing process, even though the relicensing process is not yet complete and the costs have not been moved to electric plant in service. Idaho Power is collecting approximately $10.7 million annually in the Idaho jurisdiction, but is deferring revenue recognition of the amounts collected until the license is issued and the accumulated license costs are placed in service.

Changes in rates and changes in customer demand are the primary reasons for fluctuations in general business revenue from period to period. The only notable rate change impacting general business revenue for the comparative period was the 2014 Idaho PCA rate change, which was effective June 1, 2014. The estimated annualized net rate impact of the 2014 PCA rate increase is $11.1 million. However, that $11.1 million net PCA rate increase reflected the application of $20 million of surplus Idaho energy efficiency rider funds returned to customers through the PCA, resulting in a net revenue impact of approximately $31.1 million.

The primary influences on customer demand for electricity are weather and economic conditions. Extreme temperatures increase sales to customers who use electricity for cooling and heating, while moderate temperatures decrease sales. Precipitation levels and the timing of precipitation during the agricultural growing season also affect sales to customers who use electricity to operate irrigation pumps. Rates are also seasonally adjusted and based on a tiered rate structure that provides for higher rates during peak load periods. The seasonal and tiered rate structures contribute to seasonal fluctuations in revenues and earnings. For purposes of illustration, Boise, Idaho weather-related information for the three months ended March 31, 2015 and 2014 is presented in the table that follows.

	Three months ended March 31,
	2015	2014	Normal
Heating degree-days(1)	2,073	2,370	2,480
Cooling degree-days(1)	—	—	—
(1) Heating and cooling degree-days are common measures used in the utility industry to analyze the demand for electricity and indicate when a customer would use electricity for heating and air conditioning. A degree-day measures how much the average daily temperature varies from 65 degrees. Each degree of temperature above 65 degrees is counted as one cooling degree-day, and each degree of temperature below 65 degrees is counted as one heating degree-day. While Boise, Idaho weather conditions are not necessarily representative of weather conditions throughout Idaho Power's service area, the greater Boise area has the majority of Idaho Power's customers.

General business revenue increased $3.7 million for the first quarter of 2015, compared with the same period in 2014. Specific factors affecting general business revenues during the period are discussed below.

•
Rates:  Rate changes combined to increase general business revenue by $12.0 million in the first quarter compared with the same period in 2014. The revenue impact of the rate changes was partially offset by associated changes in operating expenses - Idaho PCA amortization expense increased $4.6 million for the quarter when compared with the same period in 2014 due to the changes in the corresponding Idaho PCA true-up rate in the comparative periods.

•
Customers:  Customer growth increased general business revenue by $2.6 million when compared with the first quarter of 2014. Total customers increased 1.6 percent during the twelve months ended March 31, 2015.

•
Usage:  Lower usage (on a per customer basis), primarily by residential customers, decreased general business revenue for the quarter by $10.9 million when compared with the same period in 2014 as a result of milder temperatures during 2015 (and therefore less electricity demand for heating).

Off-System Sales:  Off-system sales consist primarily of long-term sales contracts and opportunity sales of surplus system energy.  The table below presents Idaho Power’s off-system sales for the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
	2015	2014
Revenue	$13,019	$29,210
MWh sold	535	816
Revenue per MWh	$24.33	$35.80

For the first quarter of 2015, off-system sales revenue decreased by $16.2 million, or 55 percent, compared with the same period in 2014. Sales volumes decreased 34 percent for the quarter, as 2014 sales were well above normal and benefited from favorable market conditions, at times, for selling power off-system. Also, the average price of off-system sales transactions for the first three months of 2015 were 32 percent lower than for the first three months of 2014.

Other Revenues:  The table below presents the components of other revenues for the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
	2015	2014
Transmission services and other	$12,928	$13,554
Energy efficiency	4,341	4,724
Total other revenues	$17,269	$18,278

Other revenue decreased $1.0 million in the first quarter of 2015 compared with the same period in 2014. The decreases primarily related to lower transmission revenue and lower utilization of energy efficiency programs when compared with the same period in the prior year.

Most energy efficiency activities are funded through a rider mechanism on customer bills.  Energy efficiency program expenditures funded through the rider are reported as an operating expense with an equal amount of revenues recorded in other revenues, resulting in no net impact on earnings.  The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability pending future collection from, or obligation to, customers.  A liability balance indicates that Idaho Power has collected more than it has spent and an asset balance indicates that Idaho Power has spent more than it has collected.

Purchased Power:  The table below presents Idaho Power’s purchased power expenses and volumes for the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
	2015	2014
Expense
PURPA contracts	$26,402	$28,697
Other purchased power (including wheeling)	16,563	15,099
Total purchased power expense	$42,965	$43,796
MWh purchased
PURPA contracts	440	496
Other purchased power	323	242
Total MWh purchased	763	738
Cost per MWh from PURPA contracts	$60.00	$57.86
Cost per MWh from other sources	$51.28	$62.39
Weighted average - all sources	$56.31	$59.34

Purchased power expense decreased $0.8 million, or 2 percent, in the first quarter of 2015 compared with the same period in 2014. The decrease for the first quarter of 2015 was due to a lower average price, partially offset by higher volumes purchased.

The purchased power cost per MWh often exceeds the off-system sales revenue per MWh because Idaho Power generally needs to purchase more power during heavy load periods than during light load periods, and conversely has less energy available for off-system sales during heavy load periods than light load periods. Energy prices are typically higher during heavy load periods than during light load periods. Also, in accordance with Idaho Power's risk management policy, Idaho Power may purchase or sell energy several months in advance of anticipated delivery. The regional energy market price is dynamic and additional energy purchase or sale transactions that Idaho Power makes at current market prices may be noticeably different than the advance purchase or sale transaction prices. Most of the non-PURPA purchased power and substantially all of the PURPA power purchase costs are recovered through base rates and Idaho Power's PCA mechanisms.

Fuel Expense:  The table below presents Idaho Power’s fuel expenses and generation at its thermal generating plants for the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
	2015	2014
Expense
Coal (1)	$24,172	$41,035
Natural gas and other thermal	7,304	14,292
Total fuel expense	$31,476	$55,327
MWh generated
Coal (1)	892	1,563
Natural gas and other thermal	209	395
Total MWh generated	1,101	1,958
Cost per MWh - Coal	$27.10	$26.25
Cost per MWh - Natural gas and other thermal	$34.95	$36.18
Weighted average, all sources	$28.59	$28.26
(1) Excludes 118 MWh of generation from the Jim Bridger power plant for which costs were capitalized during feasibility testing of capital projects under contemplation.

Most fuel supply contracts are subject to changes in published indexes that are closely related to materials and supplies, labor, and diesel costs. In addition to commodity (variable) costs, both natural gas and coal expense include costs that are more fixed in nature for items such as capacity charges, transportation, and fuel handling. Period to period variances in fuel expense per MWh are noticeably impacted by these fixed charges when generation output is substantially different between the two periods; however, natural gas commodity prices decreased significantly between the first quarter of 2014 and the first quarter of 2015, largely offsetting the impact of higher per-unit fixed costs.

Fuel expense decreased $23.9 million, or 43 percent, in the first quarter of 2015, compared with the same period in 2014. The decrease was due to less output from the thermal plants, as MWh generated at these plants decreased 35 percent due to lower system load demands. In addition, commodity costs were lower in 2015 when compared with the same period in 2014.

PCA Mechanisms:  Idaho Power's power supply costs (primarily purchased power and fuel, less off-system sales) can vary significantly from year to year. Volatility of power supply costs arises from factors such as weather conditions, wholesale market prices and volumes of power purchased and sold in the wholesale markets, Idaho Power's hydroelectric and thermal generation volumes and fuel costs, generation plant availability, and retail loads. To address the volatility of power supply costs, Idaho Power's PCA mechanisms in the Idaho and Oregon jurisdictions allow Idaho Power to recover from or refund to customers most of the fluctuations in power supply costs.  In the Idaho jurisdiction, the PCA includes a cost or benefit sharing ratio that allocates the deviations in net power supply expenses between customers (95 percent) and the company (5 percent), with the exception of PURPA power purchases and demand response program incentives, which are allocated 100 percent to customers. Because of the PCA mechanisms, the primary financial impacts of power supply cost variations is that cash is paid out but recovery from customers does not occur until a future period, or cash that is collected is refunded to customers in a future period, resulting in fluctuations in operating cash flows from year to year. The following table presents the components of the Idaho and Oregon PCA mechanisms for the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
	2015	2014
Idaho power supply cost accrual	$10,362	$2,207
Amortization of prior year authorized balances	17,393	12,816
Total power cost adjustment expense	$27,755	$15,023

The power supply accruals represent the portion of the power supply cost fluctuations accrued under the PCA mechanisms. When actual power supply costs are lower than the amount forecasted in PCA rates, which was the case for the first quarter of both 2015 and 2014, most of the difference is accrued. The amortization of the prior year’s balances represents the offset to the amounts being collected or refunded in the current PCA year that were deferred or accrued in the prior PCA year (the true-up component of the PCA). See "Regulatory Matters" in this MD&A and Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report for a description of the IPUC's review of the true-up component of the PCA mechanism.

Other Operations and Maintenance Expenses:  Due primarily to the timing of scheduled maintenance outages for generation facilities and hydroelectric operating expenses, other O&M expense increased $3.0 million, or 4 percent, for the quarter as compared with the same period in 2014.

Income Taxes

IDACORP's and Idaho Power's income tax expense for the three months ended March 31, 2015, when compared with the same period in 2014, decreased $2.6 million and $2.5 million, respectively, primarily as a result of (a) lower Idaho Power pre-tax earnings and (b) no additional ADITC amortization being recorded during the first quarter of 2015 compared to $950 thousand of additional amortization recorded in the first quarter of 2014 (all of which was subsequently reversed in the second quarter of 2014). For information relating to IDACORP's and Idaho Power's computation of income tax expense and estimated annual effective tax rate, see Note 2 - “Income Taxes” to the condensed consolidated financial statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Idaho Power has been pursuing significant enhancements to its utility infrastructure in an effort to ensure an adequate supply of electricity, to provide service to new customers, and to maintain system reliability.  Idaho Power's existing hydroelectric and thermal generation facilities also require continuing upgrades and component replacement.  Idaho Power expects these substantial capital expenditures to continue, with estimated total capital expenditures of $1.5 billion over the five-year period from 2015 (including expenditures to date in 2015) through 2019.

Idaho Power funds its liquidity needs for capital expenditures through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP.  Idaho Power periodically files for rate adjustments for recovery of operating costs and capital investments to provide the opportunity to align Idaho Power's earned returns with those allowed by regulators. Idaho Power uses operating and capital budgets to control operating costs and capital expenditures. During 2015, Idaho Power has continued its efforts to optimize operations, control costs, and generate operating cash inflows to meet operating expenditures, contribute to capital expenditure requirements, and pay dividends to shareholders.

As of April 24, 2015, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

•	their respective $125 million and $300 million revolving credit facilities;

•
IDACORP's shelf registration statement filed with the U.S. Securities and Exchange Commission (SEC) on May 22, 2013, which may be used for the issuance of debt securities and common stock, including up to 3 million shares of IDACORP common stock available for issuance under IDACORP's sales agency agreement executed in July 2013;

•
Idaho Power's shelf registration statement, filed with the SEC jointly with IDACORP on May 22, 2013, which may be used for the issuance of first mortgage bonds and debt securities; $250 million is available for issuance under a selling agency agreement executed in July 2013 and pursuant to state regulatory authority; and

•	IDACORP's and Idaho Power's issuance of commercial paper, which may be issued up to an amount equal to the available credit capacity under their respective credit facilities.

IDACORP and Idaho Power monitor capital markets with a view toward opportunistic debt and equity transactions, taking into account current and potential future long-term needs. As a result, IDACORP may issue debt securities or may issue common stock under the existing continuous equity program, and Idaho Power may issue debt securities, if the companies believe terms available in the capital markets are favorable and that issuances would be financially prudent. Idaho Power also periodically analyzes whether partial or full early redemption of one or more existing outstanding series of first mortgage bonds is desirable, and in some cases may refinance indebtedness with new indebtedness issued with more favorable terms, including interest rates lower than the series being redeemed.

On March 6, 2015, Idaho Power issued $250 million in principal amount of 3.65% first mortgage bonds, Series J, maturing on March 1, 2045. In March 2015, Idaho Power issued a notice of redemption to redeem, prior to maturity, its $120 million in principal amount of 6.025% first mortgage bonds, medium-term notes due July 2018. The redemption was effective on April 23, 2015. In accordance with the redemption provisions of the original terms of the notes, the redemption included payment by Idaho Power of a make-whole premium of $17.9 million. Idaho Power expects that the make-whole premium will result in a current income tax deduction, which under Idaho Power's regulatory flow-through tax accounting will produce an income tax benefit of approximately $7 million to be recorded in the second quarter of 2015. Idaho Power also expects to receive an incremental net benefit to net income as a result of the lower interest rate of the notes issued in March 2015 compared to the interest rate associated with the redeemed notes. Idaho Power used a portion of the net proceeds of the March 2015 sale of first mortgage bonds, medium-term notes to effect the redemption.

Based on planned capital expenditures and operating and maintenance expenses for 2015, the companies believe they will be able to meet capital requirements and fund corporate expenses during at least the next twelve months with a combination of existing cash and operating cash flows generated by Idaho Power's utility business. IDACORP and Idaho Power would expect to meet any short-term cash shortfall with existing credit facilities and expect to continue to manage short-term liquidity through commercial paper markets.

IDACORP and Idaho Power seek to maintain capital structures of approximately 50 percent debt and 50 percent equity, and maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of March 31, 2015, IDACORP's and Idaho Power's capital structures as applicable for debt covenants were as follows:

	IDACORP	Idaho Power
Debt	49%	51%
Equity	51%	49%

The ratios above do not reflect the redemption of $120 million in principal amount of Idaho Power's 6.025% first mortgage bonds, medium-term notes due July 2018, which was effective subsequent to the end of the first quarter of 2015.

IDACORP and Idaho Power generally maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

Operating Cash Flows

IDACORP’s and Idaho Power’s operating cash inflows for the three months ended March 31, 2015 were $105 million and $121 million, respectively, increases of $9 million and $24 million, respectively, compared with the same period in 2014.  With the exception of cash flows related to income taxes, IDACORP’s operating cash flows are principally derived from the operating cash flows of Idaho Power.  Significant items that affected the comparability of the companies' operating cash flows in the first three months of 2015 compared with the same period in 2014 were as follows:

•	A $4 million decrease of net income over the first three months of 2015 when compared with the same period in 2014.

•
Changes in regulatory assets and liabilities, mostly related to the relative amounts of power supply costs deferred and collected under the Idaho PCA mechanism, increased operating cash flows by $7 million.

•	Changes in deferred taxes and in taxes accrued and receivable combined to increase cash flows by $15 million when compared with the same period in 2014.

•	Changes in working capital balances due primarily to timing, as follows:

◦	accounts receivable decreased over the first three months of 2015 compared with an increase in 2014, increasing operating cash flows by $8 million;

◦
the change in other current assets – which include prepayments, accrued unbilled revenues, and materials, supplies, and fuel stock – was flat over the first three months of 2015 compared with significant declines in these balances during the same period in 2014, reducing cash flows by $13 million; and

◦
other current liabilities – which include non-incentive accrued compensation, customer deposits, accrued interest, and other miscellaneous liabilities – increased during the first three months of 2015 by $16 million compared with smaller increases in these balances during the same period in 2014, increasing cash flows by $8 million.

•	Increases in cash related to changes in other liabilities of $11 million, mostly related to long-term performance deposits received from PURPA solar projects.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction and improvements to Idaho Power’s generation, transmission, and distribution facilities.  IDACORP’s and Idaho Power’s net investing cash outflows for the three months ended March 31, 2015 were $77 million. Investing cash outflows for 2015 and 2014 were primarily for construction of utility infrastructure needed to address Idaho Power’s aging plant and equipment, customer growth, and environmental and regulatory compliance requirements.

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

IDACORP’s and Idaho Power's financing cash inflows for the three months ended March 31, 2015 were $232 million and $221 million, respectively, primarily related to Idaho Power's issuance on March 6, 2015, of $250 million in first mortgage bonds.  Financing cash flows in 2015 also included the payment of $24 million of dividends on common stock and a $12 million net increase in commercial paper borrowings.

Financing Programs and Available Liquidity

IDACORP Equity Programs: On July 12, 2013, IDACORP entered into a Sales Agency Agreement with BNY Mellon Capital Markets, LLC (BNYMCM), under which IDACORP may offer and sell up to 3 million shares of its common stock from time to time through BNYMCM as IDACORP's agent. IDACORP has no obligation to sell any minimum number of shares under the Sales Agency Agreement. As of the date of this report, 3 million shares of IDACORP common stock remain available for sale under the Sales Agency Agreement with BNYMCM. As of the date of this report, IDACORP does not expect to issue any shares of its common stock under the Sales Agency Agreement during 2015.

Effective July 1, 2012, IDACORP discontinued original issuances of common stock and instructed the plan administrators to use market purchases of IDACORP common stock for purposes of acquiring IDACORP common stock for the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and the Idaho Power Company Employee Savings Plan. However, IDACORP may determine at any time to resume original issuances of common stock under those plans. As noted above, an important component of that determination will be IDACORP's and Idaho Power's capital structure.

Idaho Power First Mortgage Bonds: Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and Wyoming Public Service Commission (WPSC). In April 2013, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing Idaho Power to issue and sell from time to time up to $500 million in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. Authority from the IPUC was through April 9, 2015. However, on April 1, 2015, the IPUC approved a two-year extension through April 9, 2017, continuing Idaho Power's authorization to issue and sell from time to time debt securities and first mortgage bonds. The OPUC's and WPSC's orders do not impose a time limitation for issuances, but the OPUC order does impose a number of other conditions, including a maximum interest rate limit of seven percent.

On July 12, 2013, Idaho Power entered into a Selling Agency Agreement with eight banks named in the agreement in connection with the potential issuance and sale from time to time of up to $500 million in aggregate principal amount of first mortgage bonds, Series J (Series J Notes), under Idaho Power’s Indenture of Mortgage and Deed of Trust, dated as of October 1, 1937, as amended and supplemented (Indenture). Also on July 12, 2013, Idaho Power entered into the Forty-seventh Supplemental Indenture, dated as of July 1, 2013, to the Indenture. The Forty-seventh Supplemental Indenture provides for, among other items, the issuance of up to $500 million in aggregate principal amount of Series J Notes. As of the date of this report, $250 million remained on Idaho Power's Selling Agency Agreement for the issuance of first mortgage bonds, including Series J Notes, or debt securities.

The issuance of first mortgage bonds requires that Idaho Power meet interest coverage and security provisions set forth in the Indenture. Future issuances of first mortgage bonds are subject to satisfaction of covenants and security provisions set forth in the Indenture, market conditions, regulatory authorizations, and covenants contained in other financing agreements.

The Indenture limits the amount of first mortgage bonds at any one time outstanding to $2.0 billion, and as a result the maximum amount of first mortgage bonds Idaho Power could issue as of March 31, 2015 was limited to approximately $159 million. Idaho Power may increase the $2.0 billion limit on the maximum amount of first mortgage bonds outstanding by filing a supplemental indenture with the trustee as provided in the Indenture of Mortgage and Deed of Trust. Separately, the Indenture also limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of March 31, 2015 Idaho Power could issue approximately $1.3 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions.

IDACORP and Idaho Power Credit Facilities: IDACORP and Idaho Power have $125 million and $300 million credit facilities, respectively. Each of the credit facilities may be used for general corporate purposes and commercial paper back-up. IDACORP's facility permits borrowings under a revolving line of credit of up to $125 million at any one time outstanding, including swingline loans not to exceed $15 million at any time and letters of credit not to exceed $50 million at any time. IDACORP's facility may be increased, subject to specified conditions, to $150 million. Idaho Power's facility permits borrowings through the issuance of loans and standby letters of credit of up to $300 million at any one time outstanding, including swingline loans not to exceed $30 million at any one time. Idaho Power's facility may be increased, subject to specified conditions, to $450 million. Other terms and conditions of the credit facilities are described in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2014, in Part II, Item 7 - "MD&A - Liquidity and Capital Resources."

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, “consolidated indebtedness” broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). “Consolidated total capitalization” is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At March 31, 2015, the leverage ratios for IDACORP and Idaho Power were 49 percent and 51 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities, which could limit the ability of the companies to issue first mortgage bonds and debt securities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary. At March 31, 2015, IDACORP and Idaho Power believe they were in compliance with all facility covenants. Further, IDACORP and Idaho Power do not believe they will be in violation or breach of their respective debt covenants during the next twelve months.

Without additional approval from the IPUC, the OPUC, and the WPSC, the aggregate amount of short-term borrowings by Idaho Power at any one time outstanding may not exceed $450 million.

IDACORP and Idaho Power Commercial Paper: IDACORP and Idaho Power have commercial paper programs under which they issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time not to exceed the available capacity under their respective credit facilities, described above. IDACORP's and Idaho Power's credit facilities are available to the companies to support borrowings under their commercial paper programs. The commercial paper issuances are used to provide an additional financing source for the companies' short-term liquidity needs. The maturities of the commercial paper issuances will vary, but may not exceed 270 days from the date of issue. Individual instruments carry a fixed rate during their respective terms, although the interest rates are reflective of current market conditions, subjecting the companies to fluctuations in interest rates.

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified.

	March 31, 2015		December 31, 2014
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$125,000	$300,000	$125,000	$300,000
Commercial paper outstanding	(43,400)	—	(31,300)	—
Identified for other use(1)	—	(24,245)	—	(24,245)
Net balance available	$81,600	$275,755	$93,700	$275,755
(1) Port of Morrow and American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds is unable to sell the bonds to third parties.
(2) Holding company only.

At April 24, 2015, IDACORP had no loans outstanding under its credit facility and $35.7 million of commercial paper outstanding, and Idaho Power had no loans outstanding under its credit facility and no commercial paper outstanding. The table below presents additional information about short-term commercial paper borrowing during the three months ended March 31, 2015.

	Three months ended
	March 31, 2015
	IDACORP(1)	Idaho Power
Commercial paper:
Period end:
Amount outstanding	$43,400	$—
Weighted average interest rate	0.58%	—%
Daily average amount outstanding during the period	$27,151	$—
Weighted average interest rate during the period	0.48%	—%
Maximum month-end balance	$43,400	$—
(1) Holding company only.

Impact of Credit Ratings on Liquidity and Collateral Obligations

IDACORP’s and Idaho Power’s access to capital markets, including the commercial paper market, and their respective financing costs in those markets, depends in part on their respective credit ratings.  There have been no changes to IDACORP's or Idaho Power's ratings or ratings outlook by Standard & Poor’s Ratings Services or Moody’s Investors Service from those included in the companies' Annual Report on Form 10-K for the year ended December 31, 2014. However, any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change.

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties.  As of March 31, 2015, Idaho Power had posted no performance assurance collateral.  Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions.  Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of March 31, 2015, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $7.0 million.  To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's construction expenditures, excluding allowance for funds used during construction (AFUDC), were $76 million during the three months ended March 31, 2015.  The table below presents Idaho Power's estimated cash requirements for construction, excluding AFUDC, for 2015 (including amounts incurred to-date) through 2019 (in millions of dollars).

	2015	2016	2017-2019
Ongoing capital expenditures (excluding item listed below in this table)	$255-260	$285-290	$850-905
Jim Bridger plant selective catalytic reduction equipment	45-50	15-20	20-25
Total	$300-310	$300-310	$870-930

Major Infrastructure Projects: Idaho Power is engaged in the development of a number of significant projects and has entered into arrangements with third parties concerning joint infrastructure development. The discussion below provides a summary of developments in certain of those projects since the discussion of these matters included in Part II, Item 7 - “MD&A - Capital Requirements” in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2014. The discussion below should be read in conjunction with that report.

Jim Bridger Plant Selective Catalytic Reduction Equipment and Related IPUC Filing: Idaho Power and the plant co-owners are installing selective catalytic reduction (SCR) equipment to reduce nitrogen oxide (NOx) emissions at the Jim Bridger power plant, in order to comply with regional haze rules. The regional haze rules provide for installation and operation of SCR on unit

3 by 2015 and unit 4 by 2016. The rules provide for an equivalent technology for NOx reductions on unit 2 by 2021 and unit 1 by 2022. Idaho Power estimates that the total cost for Idaho Power's share of the upgrades on units 3 and 4 is approximately $113 million, excluding AFUDC. As of March 31, 2015, Idaho Power had expended $56 million, excluding AFUDC, on SCR installation at units 3 and 4. As of the date of this report, the overall project remains on schedule and Idaho Power expects the total project cost to be at or below the commitment estimate.

Boardman-to-Hemingway Transmission Line: The Boardman-to-Hemingway line, a proposed 300-mile, 500-kV transmission project between a station near Boardman, Oregon and the Hemingway station near Boise, Idaho, would provide transmission service to meet future resource needs. The Boardman-to-Hemingway line was included in the preferred resource portfolio in Idaho Power’s 2013 IRP. In January 2012, Idaho Power entered into a joint funding agreement with PacifiCorp and the Bonneville Power Administration to pursue permitting of the project. The joint funding agreement provides that Idaho Power's interest in the permitting phase of the project would be approximately 21 percent, and that during future negotiations relating to construction of the transmission line Idaho Power would seek to retain that percentage interest in the completed project. Assuming both other participants fund their full share of the total cost of the permitting phase of the project, Idaho Power's estimated share of the cost of the permitting phase of the project is approximately $37 million, including AFUDC. Total cost estimates for the project are between $1.0 billion and $1.2 billion, including AFUDC. This cost estimate excludes the impacts of inflation and price changes of materials and labor resources that may occur following the date of the estimate. Idaho Power's share of the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above. Construction costs beyond the permitting phase are not included in the table above.

Idaho Power has expended approximately $67 million on the Boardman-to-Hemingway project through March 31, 2015. Pursuant to the terms of the joint funding arrangements, approximately $34 million of that amount must be reimbursed to Idaho Power by joint permitting participants for expenses Idaho Power incurred, $24 million of which Idaho Power had received as of March 31, 2015. In addition to the $34 million amount noted above, $15 million is subject to reimbursement at a later date from the joint permitting participants, assuming their continued participation in the project, for expenses Idaho Power incurred prior to execution of the joint funding arrangements. Idaho Power plans to seek recovery of its share of project costs through the regulatory process.

The permitting phase of the Boardman-to-Hemingway project is subject to review and approval by the BLM (as the lead federal agency on behalf of other federal agencies), the U.S. Forest Service, and the Oregon Department of Energy. The BLM issued a draft Environmental Impact Study (EIS) for the project on December 19, 2014, and as of the date of this report Idaho Power expects the BLM to issue a final EIS during 2016. In the separate Oregon state permitting process, Idaho Power submitted a preliminary application for a site certificate in February 2013 and intends to submit an amended preliminary application in late 2015 or in 2016. Idaho Power is unable to determine an approximate in-service date for the line but expects the in-service date would be during 2021 or beyond.

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a 500-kV transmission project between a station located near Douglas, Wyoming and the Hemingway station. In January 2012, Idaho Power and PacifiCorp entered a joint funding agreement for permitting of the project. Idaho Power's estimated cost for the permitting phase of the Gateway West project is approximately $68 million, including AFUDC, which has been extended to the project's anticipated in-service date. Idaho Power has expended approximately $27 million on the permitting phase of the project through March 31, 2015. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $200 million and $400 million, including AFUDC. Idaho Power's share of the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above. Construction costs beyond the permitting phase are not included in the table above.

The permitting phase of the project is subject to review and approval of the BLM. The BLM released its record of decision under the National Environmental Policy Act in November 2013. In its record of decision, the BLM identified its final decision on the routing of the project, issued right-of-way grants on public land for some segments, and deferred a decision on two segments (in both of which Idaho Power has an interest) to resolve routing concerns in those areas. Several interested parties have appealed the BLM's record of decision, and Idaho Power has intervened in the proceedings. The BLM has initiated the supplemental EIS process for the two deferred segments. As of the date of this report, the BLM's schedule provides for the issuance of a record of decision on the two deferred segments by late 2016.

Hells Canyon Complex Relicensing: The HCC, located on the Snake River where it forms the border between Idaho and Oregon, provides approximately 68 percent of Idaho Power's hydroelectric generating nameplate capacity and 32 percent of its total generating nameplate capacity.  Idaho Power has been engaged in the process of obtaining from the FERC a new long-term license for the HCC. As noted in "Regulatory Matters" in this MD&A, the costs associated with obtaining a new long-term license for the HCC are significant. Idaho Power expects that the annual capital expenditures and operating and maintenance expenses associated with compliance with the terms and conditions of the long-term license could also be substantial, but the company is currently unable to estimate those costs in light of the uncertainty surrounding the ultimate terms and conditions that may be included in the license. Idaho Power would seek to recover those relicensing and compliance costs in rates through the regulatory process.

Pending Transmission System Transaction: To enhance the abilities of Idaho Power and PacifiCorp to serve their respective customers, on October 24, 2014, Idaho Power and PacifiCorp executed a Joint Ownership and Operating Agreement (Joint Operating Agreement) applicable to certain transmission-related equipment proposed to be exchanged by Idaho Power and PacifiCorp. The proposed exchange would be made pursuant to the terms of a Joint Purchase and Sale Agreement, also dated October 24, 2014, between Idaho Power and PacifiCorp, under which each party agreed to transfer to the other specified transmission-related equipment with an estimated year-end 2014 net book value of approximately $43 million, subject to true-up as of the closing date. The proposed transaction also provides for the termination and amendment of a number of legacy long-term agreements related to the ownership and operation of jointly-owned facilities and transmission services between Idaho Power and PacifiCorp. Closing of the proposed transaction, effectiveness of the Joint Operating Agreement, and termination and amendment of the legacy long-term transmission service agreements is subject to a number of conditions, including approval by, or notice to, the public utility commissions of California, Idaho, Oregon, Utah, Washington, and Wyoming, and approval by the FERC. As of the date of this report, approval from applicable regulators remains pending.

Defined Benefit Pension Plan Contributions

Idaho Power contributed $6.5 million to the defined benefit pension plan in April 2014 and $10 million in April 2015. Additionally, it plans to contribute at least $20 million to the pension plan during 2015, including contributions made to-date, in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. In 2016 and beyond, Idaho Power expects significant contribution obligations under the pension plan. The primary impact of pension contributions is on the timing of cash flows, as cost recovery lags behind the timing of contributions.

Contractual Obligations

During the three months ended March 31, 2015, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in their Annual Report on Form 10-K for the year ended December 31, 2014, except that on March 6, 2015, Idaho Power issued $250 million in principal amount of 3.65% first mortgage bonds, Series J, maturing on March 1, 2045. Also, on March 24, 2015, Idaho Power issued a notice to redeem, prior to maturity, its $120 million in principal amount of 6.025% first mortgage bonds, medium-term notes, Series H due July 2018. The redemption became effective on April 23, 2015. In accordance with the redemption provisions of the original terms of the notes, the redemption included payment by Idaho Power of a make-whole premium of approximately $17.9 million.

Subsequent to the end of the first quarter of 2015, four power purchase agreements with a solar energy developer terminated due to an uncured breach by the counterparty. Termination of the agreements reduced Idaho Power's contractual payment obligations by approximately $483 million over the 20-year lives of the terminated contracts.

Off-Balance Sheet Arrangements

IDACORP's and Idaho Power's off-balance sheet arrangements have not changed materially from those reported in MD&A in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2014.

REGULATORY MATTERS

Introduction

Idaho Power's need for rate relief and the development of rate case plans take into consideration short-term and long-term needs, as well as specific factors that can affect the timing of rate filings. Such factors include, among other things, in-service dates of major capital investments, the timing of changes in major revenue and expense items, and customer growth rates. Idaho Power filed general rate cases in Idaho and Oregon during 2011, as well as a single-issue rate case for the Langley Gulch power plant in Idaho and Oregon in 2012. These significant rate cases resulted in the resetting of base rates in both Idaho and Oregon during 2012.

The outcomes of significant proceedings are described in part in this report and further in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2014. In addition to the discussion below, which includes notable recent regulatory rate adjustments and mechanisms (including developments since the discussion of these matters in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2014), refer to Note 3 - “Regulatory Matters” to the condensed consolidated financial statements included in this report for additional information and updates relating to Idaho Power's regulatory matters and recent regulatory filings and orders.

Notable Rate Change Filings During 2015

During 2015 to-date, Idaho Power has filed rate change applications in notable pending regulatory matters summarized in the table below.

Description	Status	Estimated Rate Impact(1)	Notes
Power Cost Adjustment Mechanism - Idaho Filing	Filed April 15, 2015; Pending	$10.1 million PCA decrease for the period from June 1, 2015 to May 31, 2016
The potential earnings impact of rate increases and decreases associated with the Idaho PCA mechanism is largely offset by associated increases and decreases in actual power supply costs and amortization of deferred power supply costs.

Fixed Cost Adjustment Mechanism - Idaho Filing	Filed March 13, 2015; Pending	$2.0 million FCA increase for the period from June 1, 2015 to May 31, 2016
The FCA is designed to remove Idaho Power’s financial disincentive to invest in energy efficiency programs by partially separating (or decoupling) the recovery of fixed costs from the volumetric kilowatt-hour charge and linking it instead to a set amount per customer.

(1) The annual amount collected in rates is typically not recovered on a straight-line basis (i.e., 1/12th per month), and is instead recovered in proportion to general business sales volumes.

Idaho Earnings Support from Idaho Settlement Stipulation

In December 2011, the IPUC issued an order, separate from the then-pending Idaho general rate case proceeding, approving a settlement stipulation that allowed Idaho Power to, in certain circumstances, amortize additional ADITC if Idaho Power's actual Idaho ROE for 2012, 2013, or 2014 was less than 9.5 percent, to help achieve a 9.5 percent Idaho ROE for the applicable year. When Idaho Power's actual Idaho ROE for any of those years exceeded 10.0 percent, Idaho Power was required to share a portion of its Idaho-jurisdiction earnings with Idaho customers. As Idaho Power's 2012, 2013, and 2014 Idaho ROE exceeded 10.0 percent, Idaho Power did not amortize additional ADITC for those years, but instead shared earnings with customers.

In October 2014, the IPUC issued an order approving an extension, with modifications, of the terms of the December 2011 Idaho settlement stipulation for the period from 2015 through 2019, or until the terms are otherwise modified or terminated by order of the IPUC or the full $45 million of additional ADITC contemplated by the settlement stipulation has been amortized. The more specific terms and conditions of the October 2014 Idaho settlement stipulations are described in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. IDACORP and Idaho Power believe that the terms allowing amortization of additional ADITC in the October 2014 settlement stipulation provide the companies with a greater degree of earnings stability than would be possible without the terms of the stipulation in effect.

In accordance with the October 2014 settlement stipulation, Idaho Power has a total of $45 million of additional ADITC amortization available for use (limited to $25 million for any applicable year). Based on its estimate of 2015 Idaho ROE, Idaho Power did not record any additional ADITC amortization or provision for sharing in the first quarter of 2015. By contrast, for the first quarter of 2014, Idaho Power recorded $950 thousand in additional ADITC amortization for that period based on its estimate of Idaho ROE for full-year 2014, under the prior December 2011 settlement stipulation. The amount recorded for the first quarter of 2014 was subsequently reversed in the second quarter of 2014 based on a then-current estimate of full year 2014 Idaho ROE.

Change in Deferred Net Power Supply Costs and the Power Cost Adjustment Mechanism

Deferred power supply costs represent certain differences between Idaho Power's actual net power supply costs and the costs included in its retail rates, the latter being based on annual forecasts of power supply costs. Deferred power supply costs are recorded on the balance sheets for future recovery or refund through customer rates. The following table summarizes the change in deferred net power supply costs during the three months ended March 31, 2015.

	Idaho	Oregon(1)	Total
Balance at December 31, 2014	$54,512	$4,677	$59,189
Current period net power supply costs accrued	(10,362)	—	(10,362)
Prior amounts recovered through rates	(10,813)	(517)	(11,330)
SO2 allowance and renewable energy certificate sales	(477)	(21)	(498)
Interest and other	99	88	187
Balance at March 31, 2015	$32,959	$4,227	$37,186
(1) Oregon power supply cost deferrals are subject to a statute that specifically limits rate amortizations of deferred costs to six percent of gross Oregon revenue per year (approximately $3 million).  Deferrals are amortized sequentially.

Idaho Power's PCA mechanisms in its Idaho and Oregon jurisdictions address the volatility of power supply costs and provide for annual adjustments to the rates charged to retail customers. The PCA mechanism and associated financial impacts are described in "Results of Operations" in this MD&A and in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. With the exception of power supply expenses incurred under PURPA and certain demand response program costs that are passed through to customers substantially in full, the Idaho PCA mechanism allows Idaho Power to pass through to customers 95 percent of the differences in actual net power supply expenses as compared with forecasted base net power supply expenses, whether positive or negative. Thus, the primary financial statement impact of power supply cost deferrals is that cash is paid out but recovery of those costs from customers does not occur until a future period, impacting operating cash flows from year to year.

IPUC Review of Annual Rate Adjustment Mechanisms

On July 1, 2014, the IPUC opened a docket pursuant to which Idaho Power, the IPUC Staff, and other interested parties evaluated Idaho Power's application of the true-up component of the PCA mechanism and whether a deferral balance adjustment was appropriate. The docket arose from the IPUC's May 2014 PCA order, which noted that the IPUC Staff believed that Idaho Power's application of the true-up component introduced a line-loss bias that inflated the true-up revenue it must collect. The IPUC's docket was closed via an order issued by the IPUC on August 6, 2014, with no adjustment made to the PCA true-up revenue amount. Idaho Power has subsequently met with the IPUC Staff to explore approaches to increasing the accuracy of the actual cost recovery under the PCA mechanism. On April 28, 2015, Idaho Power submitted a settlement stipulation to the IPUC for approval. The settlement stipulation is described in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. Idaho Power estimates the ongoing annual impact of the change to the PCA mechanism, if approved, would be approximately $2 million of additional PCA expense under normal weather conditions.

Also on July 1, 2014, the IPUC opened a docket to allow Idaho Power, the IPUC Staff, and other interested parties to further evaluate the IPUC Staff's concerns regarding the application of the FCA. The FCA is designed to remove Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer.  The FCA is adjusted each year to collect, or refund, the difference between the allowed fixed-cost recovery amount and the actual fixed costs recovered by Idaho Power during the year on a weather-normalized basis. Concerns cited included the application of weather-normalization, the customer count methodology, the rate adjustment cap, cross-subsidization issues, and whether the FCA is in fact effectively removing Idaho Power's disincentive to aggressively pursue energy efficiency programs. On March 26, 2015, Idaho Power submitted to the IPUC a settlement stipulation that would, if approved, modify the FCA mechanism by replacing weather-normalized billed sales with actual billed sales in the calculation of the FCA, applicable for the entirety of calendar year 2015 and thereafter, with new rates effective June 1, 2016. The settlement stipulation provided that the parties agree that a modified rate design should be considered at a later time for residential and small general service customers to address the financial disincentive caused by the existing rate design that the FCA is intended to remove. The rate design may include, but would not be limited to, reduced energy charges, increased monthly service charges, and the introduction of demand charges.

In years when actual billed sales per customer are higher than weather-normalized billed sales due to high summer or low winter temperatures, Idaho Power expects that the proposed modification to the FCA would be less favorable to Idaho Power than under the existing methodology. Conversely, the proposed calculation of the FCA balance would be more favorable to Idaho Power in years when actual billed sales per customer are lower than weather normalized billed sales due to low summer or high winter temperatures. If implementation of the proposed new methodology is made effective January 1, 2015, as contemplated by the settlement stipulation, Idaho Power would record additional FCA revenues of $4.7 million related to warmer than normal temperatures experienced in the first quarter of 2015. The net full year impact of the FCA would be recoverable through FCA rates beginning June 1, 2016. Because the ultimate impact of the proposed new FCA methodology depends largely on weather conditions, Idaho Power cannot predict the impact of the proposed change in FCA methodology on the FCA balance or FCA rates in future periods.

Renewable and Other Energy Contracts

Idaho Power purchases wind power from both cogeneration and small power production (CSPP) and non-CSPP facilities, including its largest non-CSPP wind power project -- the Elkhorn Valley wind project with a 101 MW nameplate capacity. As of March 31, 2015, Idaho Power had contracts to purchase energy from on-line CSPP wind power projects with a combined nameplate rating of 577 MW and an additional 50 MW of CSPP wind power projects not on-line and scheduled to come on-line by year-end 2016.  In addition to its power purchase arrangements with wind power generators, Idaho Power has contracts for the purchase of power from other CSPP and non-CSPP renewable generation sources, such as biomass, solar, small hydroelectric projects, and two geothermal projects. Recently, Idaho Power has received numerous requests for proposed power purchase contracts from developers of a number of potential solar power projects. As of April 24, 2015, Idaho Power had contracts to purchase energy from solar projects not yet on-line for a total of 320 MW. All of these solar projects have estimated on-line dates no later than year-end 2016. The following table sets forth, as of April 24, 2015, the number and nameplate capacity of Idaho Power's signed CSPP-related agreements. These agreements have original contract terms ranging from one to 35 years.

Status	Number of CSPP Contracts	Nameplate Capacity (MW)
On-line as of April 24, 2015	105	781
Contracted and projected to come on-line by June 1, 2017	24	380

On April 6, 2015, four power purchase agreements with a solar energy developer, for 141 MW of energy, terminated due to an uncured breach by the counterparty. Termination of the agreements reduced Idaho Power's contractual payment obligations by approximately $483 million over the 20-year lives of the terminated contracts.

Pursuant to the requirements of PURPA, the IPUC and OPUC have each issued orders and rules regulating Idaho Power's purchase of power from CSPP facilities.  A key component of the PURPA power purchase contracts is the energy price contained within the agreements.  Regulatory-mandated execution of PURPA agreements can result in Idaho Power acquiring energy that it does not need to serve customer loads at above wholesale market prices and require additional operational integration measures, thus increasing costs to Idaho Power's customers.  As the volume of CSPP purchases increases under PURPA, the magnitude of the costs and integration issues also increases. Substantially all PURPA power purchase costs are recovered through base rates and Idaho Power's PCA mechanisms, and thus the primary impact of PURPA agreements is on customer rates.

In light of the volume of intermittent generation Idaho Power is required to purchase pursuant to existing PURPA power purchase agreements and the substantial increase in volume of proposed new solar generation facilities seeking power purchase agreements with Idaho Power, on January 30, 2015, Idaho Power filed an application with the IPUC requesting that the IPUC issue an order directing that the maximum required term for prospective PURPA power purchase agreements be reduced from 20 years to two years. In its application, Idaho Power stated that the requested modification to terms of PURPA energy purchases is necessary to prevent harm to Idaho Power's customers that may result from entering into additional long-term, fixed-rate purchase agreements when Idaho Power predicts that there is no need for new generation capacity through 2021. On February 6, 2015, the IPUC issued an order reducing the maximum contract term of future PURPA power purchase agreements from 20 years to five years during the pendency of the proceedings. IPUC hearings are scheduled to begin in June 2015. For the Oregon jurisdiction, on April 24, 2015, Idaho Power made filings with the OPUC requesting, among other things, a reduction in the term of standard PURPA power purchase agreements from 20 years to 2 years for projects above 100 kW, and a temporary suspension of Idaho Power's obligation to enter into new fixed-price standard PURPA agreements during the pendency of the proceedings.

Relicensing of Hydroelectric Projects

Costs for the relicensing of Idaho Power's hydroelectric projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Idaho Power expects to seek recovery of relicensing costs through the ratemaking process. Relicensing costs of $204 million for the HCC, Idaho Power's largest hydroelectric complex and a major relicensing effort, were included in construction work in progress at March 31, 2015. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates approximately $6.5 million annually ($10.7 million grossed up for income taxes) of AFUDC relating to the HCC relicensing project. Collecting these amounts now will reduce the amount collected in the future when HCC relicensing costs are approved for recovery in base rates. As of March 31, 2015, Idaho Power's regulatory liability for collection of AFUDC relating to the

HCC was $77 million. Idaho Power is unable to predict with certainty the timing of issuance of a new license for the HCC, or the financial or operational requirements of a new license. As of the date of this report, Idaho Power estimates that the annual costs it will incur to obtain a new long-term license for the HCC, including AFUDC but excluding costs expected to be incurred for complying with the license after issuance, are likely to range from $20 million to $30 million until issuance of the license.

ENVIRONMENTAL MATTERS

Overview

Idaho Power is subject to a broad range of federal, state, regional, and local laws and regulations designed to protect, restore, and enhance the environment, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the Endangered Species Act, among other laws. Current and pending environmental legislation relates to, among other issues, climate change, greenhouse gas, mercury and other emissions, air quality, hazardous wastes, polychlorinated biphenyls, and threatened and endangered species. These laws are administered by a number of federal, state, and local agencies. In addition to imposing continuing compliance obligations and associated costs, these laws and regulations provide authority to regulators to levy substantial penalties for noncompliance, injunctive relief, and other sanctions. Idaho Power's three coal-fired power plants and three natural gas-fired combustion turbine power plants are subject to many of these regulations. Idaho Power's 17 hydroelectric projects are also subject to a number of water discharge standards and other environmental requirements.

Compliance with current and future environmental laws and regulations may:

•	increase the operating costs of generating plants;

•	increase the construction costs and lead time for new facilities;

•	require the modification of existing generation plants, which could result in additional costs;

•	require the curtailment or shut-down of existing generating plants; or

•	reduce the output from current generating facilities.

Current and future environmental laws and regulations will increase the cost of operating coal-fired power plants and constructing new facilities, in large part through the installation of additional pollution control devices at existing generating plants, and could result in Idaho Power discontinuing the operation of one or more coal-fired plants if operation becomes uneconomical. These regulations could, in turn, affect IDACORP's and Idaho Power's results of operations and financial condition if the costs associated with these environmental requirements and plant shut-downs cannot be fully recovered in rates on a timely basis.  Part I - “Business - Environmental Regulation and Costs” in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2014 includes a summary of Idaho Power's expected capital and operating expenditures for environmental matters during the period from 2015 to 2017. Given the uncertainty of future environmental regulations, Idaho Power is unable to predict its environmental-related expenditures beyond that time, though they could be substantial.

A summary of notable environmental matters impacting, or expected to potentially impact, IDACORP and Idaho Power, is included in Part II, Item 7 - “MD&A - Environmental Issues” and “MD&A - Liquidity and Capital Resources - Capital Requirements - Environmental Regulation Costs” in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2014. Included below is a summary of notable developments in environmental and related issues impacting Idaho Power since the discussion in that report.

Developments in Regulation of Coal Combustion Residuals (CCRs)

The Resource Conservation and Recovery Act (RCRA) is a federal statute regulating the generation, treatment, storage, and disposal of solid and hazardous wastes. In June 2010, the EPA proposed regulations governing the disposal and management of CCRs, which are regulated under the RCRA.  In December 2014, the EPA signed a final rule relating to the disposal of CCRs, which was published in the Federal Register on April 17, 2015. The rule establishes structural integrity design criteria and requires that owners and operators periodically conduct a number of structural integrity related assessments and install monitoring apparatus. The rule also imposes location restrictions on impoundments, requires the closure of impoundments that cannot meet the location restrictions, imposes liner design criteria and operating requirements, and imposes certain record keeping and notification requirements. Additionally, the EPA's rule imposes obligations associated with the closure of CCR impoundments. Idaho Power and its co-owners of coal-fired units continue to perform engineering and cost studies to determine the financial and operational impacts of the rule. Based on the timing of effectiveness of the final rule, Idaho Power expects to record an increase in its asset retirement obligation in the second quarter of 2015; however, as of the date of this report, Idaho Power is unable to estimate the amount it will record as a result of the final rule.

OTHER MATTERS

Critical Accounting Policies and Estimates

IDACORP’s and Idaho Power’s discussion and analysis of their financial condition and results of operations are based upon their condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles.  The preparation of these financial statements requires IDACORP and Idaho Power to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, IDACORP and Idaho Power evaluate these estimates, including those estimates related to rate regulation, retirement benefits, contingencies, litigation, asset impairment, income taxes, unbilled revenue, and bad debt.  These estimates are based on historical experience and on other assumptions and factors that are believed to be reasonable under the circumstances, and are the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  IDACORP and Idaho Power, based on their ongoing reviews, make adjustments when facts and circumstances dictate.

IDACORP’s and Idaho Power’s critical accounting policies are reviewed by the audit committees of the boards of directors.  These policies have not changed materially from the discussion of those policies included under “Critical Accounting Policies and Estimates” in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2014.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is intended to enable users of financial statements to better understand and consistently analyze an entity's revenue across industries, transactions, and geographies. Under the ASU, recognition of revenue occurs when a customer obtains control of promised goods or services. In addition, the ASU requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard including a cumulative-effect adjustment with disclosure of results under old standards. As such, at IDACORP's and Idaho Power's required adoption date of January 1, 2017, amounts in 2015 and 2016 may have to be revised. On April 1, 2015, the FASB tentatively determined to defer for one year the effective date of ASU 2014-09, while also permitting early adoption of the ASU no sooner than the original effective date. IDACORP and Idaho Power are currently evaluating the impact of ASU 2014-09 on their financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP is exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk.  The following discussion summarizes material changes in these risks since December 31, 2014 and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at March 31, 2015. IDACORP has not entered into any of these market-risk-sensitive instruments for trading purposes.

Interest Rate Risk

IDACORP manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt.  Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt:  As of March 31, 2015, IDACORP had no net floating rate debt.

Fixed Rate Debt:  As of March 31, 2015, IDACORP had $1.8 billion in fixed rate debt, with a fair market value of approximately $2.0 billion.  These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates.  However, the fair value of these instruments would increase by approximately $268 million if market interest rates were to decline by one percentage point from their March 31, 2015 levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These changes in commodity prices are mitigated in large part by Idaho Power's Idaho and Oregon PCA mechanisms. To supplement its generation resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP’s commodity price risk as of March 31, 2015 had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2014.  Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 11 – “Derivative Financial Instruments” to the condensed consolidated financial statements included in this report.

Credit Risk

IDACORP is subject to credit risk based on Idaho Power's activity with market counterparties.  Idaho Power is exposed to this risk to the extent that a counterparty may fail to fulfill a contractual obligation to provide energy, purchase energy, or complete financial settlement for market activities.  Idaho Power mitigates this exposure by actively establishing credit limits; measuring, monitoring, and reporting credit risk using appropriate contractual arrangements; and transferring of credit risk through the use of financial guarantees, cash, or letters of credit.  Idaho Power maintains a current list of acceptable counterparties and credit limits.

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice.  Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties.  As of March 31, 2015, Idaho Power had posted no performance assurance collateral.  Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral.  Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions.  Based upon Idaho Power's energy and fuel portfolio and market conditions as of March 31, 2015, the amount of collateral that could be requested upon a downgrade to below investment grade was approximately $7.0 million.  To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

IDACORP's credit risk related to uncollectible accounts, net of amounts reserved, as of March 31, 2015 had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2014. Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 11 – “Derivative Financial Instruments” to the condensed consolidated financial statements included in this report.

Equity Price Risk

IDACORP is exposed to price fluctuations in equity markets, primarily through Idaho Power's defined benefit pension plan assets, a mine reclamation trust fund owned by an equity-method investment of Idaho Power, and other equity security investments at Idaho Power. The equity securities held by the pension plan and in such accounts are diversified to achieve broad market participation and reduce the impact of any single investment, sector, or geographic region. Idaho Power has established asset allocation targets for the pension plan holdings, which are described in Note 10 - "Benefit Plans" to the consolidated financial statements included in IDACORP's Annual Report on Form 10-K for the year ended December 31, 2014. IDACORP’s equity price risk as of March 31, 2015 had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP:  The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2015, have concluded that IDACORP’s disclosure controls and procedures are effective as of that date.

Idaho Power:  The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2015, have concluded that Idaho Power’s disclosure controls and procedures are effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in IDACORP’s or Idaho Power’s internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, IDACORP’s or Idaho Power’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Refer to Note 9 - “Contingencies” to the condensed consolidated financial statements included in this report for information regarding certain legal and administrative proceedings in which the registrants are involved.

ITEM 1A.  RISK FACTORS

The factors discussed in Part I - Item 1A - “Risk Factors” in IDACORP’s and Idaho Power’s Annual Report on Form 10-K for the year ended December 31, 2014, could materially affect IDACORP’s and Idaho Power’s business, financial condition, or future results. In addition to those risk factors and other risks discussed in this report, see "Cautionary Note Regarding Forward-Looking Statements" in this report for additional factors that could have a significant impact on IDACORP's or Idaho Power's operations, results of operations, or financial condition and could cause actual results to differ materially from those anticipated in forward-looking statements.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Restrictions on Dividends

See Note 6 - “Common Stock” to the condensed consolidated financial statements included in this report for a description of restrictions on IDACORP’s and Idaho Power’s payment of dividends.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2015, IDACORP effected the following repurchases of its common stock:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 - January 31, 2015	10,646	$66.11	—	—
February 1, 2015 - February 28, 2015	39,511	63.56	—	—
March 1, 2015 - March 31, 2015	83	62.87	—	—
Total	50,240	$64.14	—	—
(1) These shares were withheld for taxes upon vesting of restricted stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 of this report, which is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibits for IDACORP and Idaho Power are listed in the Exhibit Index at the end of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

IDACORP, INC.
(Registrant)

Date:	April 30, 2015	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Date:	April 30, 2015	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer

IDAHO POWER COMPANY
(Registrant)

Date:	April 30, 2015	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Date:	April 30, 2015	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer

EXHIBIT INDEX

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015:

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith

10.1(1)	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Restricted Stock Award Agreement (Time Vesting)	10-K	1-14465; 1-3198	10.43	2/19/2015
10.2(1)	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Share Award Agreement (Performance with Two Goals)	10-K	1-14465; 1-3198	10.44	2/19/2015
10.3(1)	IDACORP, Inc. and Idaho Power Company Compensation for Non-Employee Directors of the Board of Directors, effective January 1, 2015	10-K	1-14465; 1-3198	10.49	2/19/2015
12.1	IDACORP, Inc. Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges					X
12.2	Idaho Power Company Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges					X
15.1	Letter Re: Unaudited Interim Financial Information					X
15.2	Letter Re: Unaudited Interim Financial Information					X
31.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
95.1	Mine Safety Disclosures					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

(1) Management contract or compensatory plan or arrangement.