Form 10-Q
period 2015-06-30
IDAHO POWER CO
filed 2015-07-30
CIK 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
IDACORP, Inc.: Yes No X   Idaho Power Company: Yes No X

Number of shares of common stock outstanding as of July 24, 2015:
IDACORP, Inc.:        50,341,399
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this report, this report contains (and oral communications made by IDACORP, Inc. and Idaho Power Company may contain) statements that relate to future events and expectations, such as statements regarding projected or future financial performance, cash flows, capital expenditures, dividends, capital structure or ratios, strategic goals, challenges, objectives, and plans for future operations. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, or future events or performance, often, but not always, through the use of words or phrases such as "anticipates," "believes," "continues," "estimates," "expects," "guidance," "intends," "plans," "predicts," "projects," "may result," or similar expressions, are not statements of historical facts and may be forward-looking. Forward-looking statements are not guarantees of future performance and involve estimates, assumptions, risks, and uncertainties. Actual results, performance, or outcomes may differ materially from the results discussed in the statements.  In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in this report, IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2014, particularly Part I, Item 1A - “Risk Factors” and Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations" of that report, subsequent reports filed by IDACORP and Idaho Power with the Securities and Exchange Commission, and the following important factors:

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(thousands of dollars, except for per share amounts)
Operating Revenues:
Electric utility:
General business	$308,660	$282,147	$557,146	$526,979
Off-system sales	3,829	11,731	16,848	40,941
Other revenues	22,832	22,777	40,100	41,055
Total electric utility revenues	335,321	316,655	614,094	608,975
Other	1,007	1,128	1,629	1,527
Total operating revenues	336,328	317,783	615,723	610,502
Operating Expenses:
Electric utility:
Purchased power	51,336	62,437	94,301	106,233
Fuel expense	46,401	34,443	77,877	89,771
Power cost adjustment	10,531	9,141	38,285	24,164
Other operations and maintenance	87,843	87,452	171,357	167,973
Energy efficiency programs	7,867	7,620	12,209	12,344
Depreciation	34,314	32,952	68,357	65,827
Taxes other than income taxes	8,193	8,241	16,713	16,345
Total electric utility expenses	246,485	242,286	479,099	482,657
Other	3,867	3,688	7,743	7,458
Total operating expenses	250,352	245,974	486,842	490,115
Operating Income	85,976	71,809	128,881	120,387
Allowance for Equity Funds Used During Construction	5,378	4,459	10,565	8,538
Earnings of Unconsolidated Equity-Method Investments	3,270	1,510	3,110	2,493
Other Income, Net	1,871	1,252	3,831	3,540
Interest Expense:
Interest on long-term debt	21,056	20,141	41,829	40,282
Other interest	2,199	1,946	4,228	3,805
Allowance for borrowed funds used during construction	(2,592)	(2,145)	(4,957)	(4,109)
Total interest expense, net	20,663	19,942	41,100	39,978
Income Before Income Taxes	75,832	59,088	105,287	94,980
Income Tax Expense	9,642	14,391	15,753	23,098
Net Income	66,190	44,697	89,534	71,882
Adjustment for (income) loss attributable to noncontrolling interests	(110)	(157)	(24)	62
Net Income Attributable to IDACORP, Inc.	$66,080	$44,540	$89,510	$71,944
Weighted Average Common Shares Outstanding - Basic (000’s)	50,222	50,133	50,221	50,133
Weighted Average Common Shares Outstanding - Diluted (000’s)	50,258	50,156	50,259	50,166
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$1.32	$0.89	$1.78	$1.44
Earnings Attributable to IDACORP, Inc. - Diluted	$1.31	$0.89	$1.78	$1.43
Dividends Declared Per Share of Common Stock	$0.47	$0.43	$0.94	$0.86

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(thousands of dollars)

Net Income	$66,190	$44,697	$89,534	$71,882
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $428, $277, $856 and $555	667	432	1,334	864
Total Comprehensive Income	66,857	45,129	90,868	72,746
Comprehensive (income) loss attributable to noncontrolling interests	(110)	(157)	(24)	62
Comprehensive Income Attributable to IDACORP, Inc.	$66,747	$44,972	$90,844	$72,808

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2015	December 31, 2014
	(thousands of dollars)
Assets

Current Assets:
Cash and cash equivalents	$130,979	$56,808
Receivables:
Customer (net of allowance of $995 and $1,960, respectively)	79,215	79,083
Other (net of allowance of $193 and $144, respectively)	7,087	16,018
Taxes receivable	1,348	11,867
Accrued unbilled revenues	87,580	56,270
Materials and supplies (at average cost)	56,389	55,404
Fuel stock (at average cost)	57,477	55,171
Prepayments	14,700	18,476
Deferred income taxes	42,345	42,359
Current regulatory assets	48,811	50,042
Other	2,113	603
Total current assets	528,044	442,101
Investments	159,466	165,424
Property, Plant and Equipment:
Utility plant in service	5,332,181	5,248,212
Accumulated provision for depreciation	(1,876,873)	(1,841,011)
Utility plant in service - net	3,455,308	3,407,201
Construction work in progress	454,757	401,930
Utility plant held for future use	7,090	7,090
Other property, net of accumulated depreciation	17,058	17,256
Property, plant and equipment - net	3,934,213	3,833,477
Other Assets:
American Falls and Milner water rights	12,113	13,698
Company-owned life insurance	21,148	23,893
Regulatory assets	1,164,183	1,192,345
Long-term receivables (net of allowance of $552)	18,991	6,317
Other	59,218	39,598
Total other assets	1,275,653	1,275,851
Total	$5,897,376	$5,716,853

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2015	December 31, 2014
	(thousands of dollars)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$1,064	$1,064
Notes payable	27,000	31,300
Accounts payable	89,035	97,271
Taxes accrued	15,920	10,367
Interest accrued	22,160	22,630
Accrued compensation	34,694	43,774
Current regulatory liabilities	8,071	11,400
Other	35,826	23,975
Total current liabilities	233,770	241,781
Other Liabilities:
Deferred income taxes	1,064,620	1,065,290
Regulatory liabilities	399,347	390,207
Pension and other postretirement benefits	407,363	403,334
Other	47,669	44,238
Total other liabilities	1,918,999	1,903,069
Long-Term Debt	1,741,800	1,614,438
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (shares authorized 120,000,000; 50,352,051 and 50,308,702 shares issued, respectively)	846,914	845,402
Retained earnings	1,174,366	1,132,237
Accumulated other comprehensive loss	(22,824)	(24,158)
Treasury stock (10,652 and 38,764 shares at cost, respectively)	(37)	(280)
Total IDACORP, Inc. shareholders’ equity	1,998,419	1,953,201
Noncontrolling interests	4,388	4,364
Total equity	2,002,807	1,957,565
Total	$5,897,376	$5,716,853

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2015	2014
	(thousands of dollars)
Operating Activities:
Net income	$89,534	$71,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,511	67,857
Deferred income taxes and investment tax credits	(312)	4,933
Changes in regulatory assets and liabilities	31,375	29,513
Pension and postretirement benefit plan expense	15,131	13,937
Contributions to pension and postretirement benefit plans	(12,395)	(8,837)
Earnings of unconsolidated equity-method investments	(3,110)	(2,493)
Distributions from unconsolidated equity-method investments	5,723	—
Allowance for equity funds used during construction	(10,565)	(8,538)
Other non-cash adjustments to net income, net	431	1,170
Change in:
Accounts receivable	(782)	6,258
Accounts payable and other accrued liabilities	(12,871)	(13,663)
Taxes accrued/receivable	17,868	15,561
Other current assets	(28,607)	(16,943)
Other current liabilities	7,834	7,710
Other assets	2,923	1,173
Other liabilities	(1,713)	(6,213)
Net cash provided by operating activities	170,975	163,307
Investing Activities:
Additions to property, plant and equipment	(152,973)	(128,326)
Proceeds from the sale of emission allowances and RECs	1,536	2,615
Distributions from affordable housing investments	234	848
Investments in unconsolidated affiliates	—	(1,639)
Other	557	(946)
Net cash used in investing activities	(150,646)	(127,448)
Financing Activities:
Issuance of long-term debt	250,000	—
Retirement of long-term debt	(121,064)	(1,064)
Dividends on common stock	(47,327)	(43,419)
Net change in short-term borrowings	(4,300)	(17,550)
Issuance of common stock	—	160
Acquisition of treasury stock	(3,277)	(2,737)
Make-whole premium on retirement of long-term debt	(17,872)	—
Other	(2,318)	1,210
Net cash provided by (used in) financing activities	53,842	(63,400)
Net increase (decrease) in cash and cash equivalents	74,171	(27,541)
Cash and cash equivalents at beginning of the period	56,808	78,162
Cash and cash equivalents at end of the period	$130,979	$50,621
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$284	$4,686
Interest (net of amount capitalized)	$40,081	$38,739
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$21,889	$21,395

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Six months ended June 30,
	2015	2014
	(thousands of dollars)
Common Stock
Balance at beginning of period	$845,402	$839,750
Issued	—	160
Other	1,512	1,808
Balance at end of period	846,914	841,718
Retained Earnings
Balance at beginning of period	1,132,237	1,027,461
Net income attributable to IDACORP, Inc.	89,510	71,944
Common stock dividends ($0.94 and $0.86 per share)	(47,381)	(43,272)
Balance at end of period	1,174,366	1,056,133
Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	(24,158)	(16,553)
Unfunded pension liability adjustment (net of tax)	1,334	864
Balance at end of period	(22,824)	(15,689)
Treasury Stock
Balance at beginning of period	(280)	(8)
Issued	3,526	2,459
Acquired	(3,283)	(2,737)
Balance at end of period	(37)	(286)
Total IDACORP, Inc. shareholders’ equity at end of period	1,998,419	1,881,876
Noncontrolling Interests
Balance at beginning of period	4,364	4,090
Net income (loss) attributable to noncontrolling interests	24	(62)
Balance at end of period	4,388	4,028
Total equity at end of period	$2,002,807	$1,885,904

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(thousands of dollars)
Operating Revenues:
General business	$308,660	$282,147	$557,146	$526,979
Off-system sales	3,829	11,731	16,848	40,941
Other revenues	22,832	22,777	40,100	41,055
Total operating revenues	335,321	316,655	614,094	608,975
Operating Expenses:
Operation:
Purchased power	51,336	62,437	94,301	106,233
Fuel expense	46,401	34,443	77,877	89,771
Power cost adjustment	10,531	9,141	38,285	24,164
Other operations and maintenance	87,843	87,452	171,357	167,973
Energy efficiency programs	7,867	7,620	12,209	12,344
Depreciation	34,314	32,952	68,357	65,827
Taxes other than income taxes	8,193	8,241	16,713	16,345
Total operating expenses	246,485	242,286	479,099	482,657
Income from Operations	88,836	74,369	134,995	126,318
Other Income (Expense):
Allowance for equity funds used during construction	5,378	4,459	10,565	8,538
Earnings of unconsolidated equity-method investments	2,530	721	2,658	1,968
Other expense, net	(1,316)	(1,591)	(2,460)	(2,019)
Total other income	6,592	3,589	10,763	8,487
Interest Charges:
Interest on long-term debt	21,056	20,141	41,829	40,282
Other interest	2,129	1,890	4,107	3,688
Allowance for borrowed funds used during construction	(2,592)	(2,145)	(4,957)	(4,109)
Total interest charges	20,593	19,886	40,979	39,861
Income Before Income Taxes	74,835	58,072	104,779	94,944
Income Tax Expense	10,495	15,419	16,977	24,390
Net Income	$64,340	$42,653	$87,802	$70,554

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(thousands of dollars)

Net Income	$64,340	$42,653	$87,802	$70,554
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $428, $277, $856 and $555	667	432	1,334	864
Total Comprehensive Income	$65,007	$43,085	$89,136	$71,418

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2015	December 31, 2014
	(thousands of dollars)
Assets

Electric Plant:
In service (at original cost)	$5,332,181	$5,248,212
Accumulated provision for depreciation	(1,876,873)	(1,841,011)
In service - net	3,455,308	3,407,201
Construction work in progress	454,757	401,930
Held for future use	7,090	7,090
Electric plant - net	3,917,155	3,816,221
Investments and Other Property	137,849	142,825
Current Assets:
Cash and cash equivalents	125,206	46,695
Receivables:
Customer (net of allowance of $995 and $1,960, respectively)	79,215	79,083
Other (net of allowance of $193 and $144, respectively)	6,964	15,890
Taxes receivable	1,363	20,428
Accrued unbilled revenues	87,580	56,270
Materials and supplies (at average cost)	56,389	55,404
Fuel stock (at average cost)	57,477	55,171
Prepayments	14,574	18,356
Current regulatory assets	48,811	50,042
Other	2,112	603
Total current assets	479,691	397,942
Deferred Debits:
American Falls and Milner water rights	12,113	13,698
Company-owned life insurance	21,148	23,893
Regulatory assets	1,164,183	1,192,345
Other	72,125	39,753
Total deferred debits	1,269,569	1,269,689
Total	$5,804,264	$5,626,677

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2015	December 31, 2014
	(thousands of dollars)
Capitalization and Liabilities

Capitalization:
Common stock equity:
Common stock, $2.50 par value (50,000,000 shares authorized; 39,150,812 shares outstanding)	$97,877	$97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	1,073,615	1,033,350
Accumulated other comprehensive loss	(22,824)	(24,158)
Total common stock equity	1,858,829	1,817,230
Long-term debt	1,741,800	1,614,438
Total capitalization	3,600,629	3,431,668
Current Liabilities:
Current maturities of long-term debt	1,064	1,064
Accounts payable	88,299	96,499
Accounts payable to affiliates	1,397	2,027
Taxes accrued	12,849	10,329
Interest accrued	22,166	22,630
Accrued compensation	34,579	43,410
Current regulatory liabilities	8,071	11,400
Other	41,641	29,476
Total current liabilities	210,066	216,835
Deferred Credits:
Deferred income taxes	1,140,359	1,141,755
Regulatory liabilities	399,347	390,207
Pension and other postretirement benefits	407,364	403,334
Other	46,499	42,878
Total deferred credits	1,993,569	1,978,174

Commitments and Contingencies

Total	$5,804,264	$5,626,677

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2015	2014
	(thousands of dollars)
Operating Activities:
Net income	$87,802	$70,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,206	67,566
Deferred income taxes and investment tax credits	(2,252)	(6,556)
Changes in regulatory assets and liabilities	31,376	29,513
Pension and postretirement benefit plan expense	15,125	13,920
Contributions to pension and postretirement benefit plans	(12,389)	(8,820)
Earnings of unconsolidated equity-method investments	(2,658)	(1,968)
Distributions from unconsolidated equity-method investments	5,723	—
Allowance for equity funds used during construction	(10,565)	(8,538)
Other non-cash adjustments to net income, net	(963)	(649)
Change in:
Accounts receivable	(2,849)	5,530
Accounts payable	(12,624)	(13,624)
Taxes accrued/receivable	23,329	15,695
Other current assets	(28,601)	(16,951)
Other current liabilities	7,881	7,752
Other assets	2,923	1,173
Other liabilities	(1,518)	(5,690)
Net cash provided by operating activities	169,946	148,907
Investing Activities:
Additions to utility plant	(152,943)	(128,234)
Proceeds from the sale of emission allowances and RECs	1,536	2,615
Investments in unconsolidated affiliates	—	(1,639)
Other	557	(946)
Net cash used in investing activities	(150,850)	(128,204)
Financing Activities:
Issuance of long-term debt	250,000	—
Retirement of long-term debt	(121,064)	(1,064)
Dividends on common stock	(47,537)	(43,326)
Make-whole premium on retirement of long-term debt	(17,872)	—
Other	(4,112)	—
Net cash provided by (used in) financing activities	59,415	(44,390)
Net increase (decrease) in cash and cash equivalents	78,511	(23,687)
Cash and cash equivalents at beginning of the period	46,695	66,535
Cash and cash equivalents at end of the period	$125,206	$42,848
Supplemental Disclosure of Cash Flow Information:
Cash (received) paid during the period for:
Income taxes	$(2,034)	$17,332
Interest (net of amount capitalized)	$39,954	$38,622
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$21,889	$21,395

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

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's consolidated financial position as of June 30, 2015, consolidated results of operations for the three and six months ended June 30, 2015 and 2014, and consolidated cash flows for the six months ended June 30, 2015 and 2014.  These adjustments are of a normal and recurring nature.  These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in IDACORP’s and Idaho Power’s Annual Report on Form 10-K for the year ended December 31, 2014.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective financial condition and results of operations during the period in which such change occurred.

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

Asset Retirement Obligations

In December 2014, the U.S. Environmental Protection Agency signed a final rule relating to the disposal of coal combustion residuals, which was published in the Federal Register on April 17, 2015. The rule adds several regulations relating to the disposal and ongoing monitoring of coal combustion residuals. Idaho Power jointly owns three coal-fired power plants that are subject to the new regulations. Together with its co-owners, Idaho Power performed engineering and cost studies to determine the financial and operational impacts of the new rule. Based on these studies, which incorporated revised assumptions about the remaining lives and operations of existing coal-combustion residual facilities, Idaho Power recorded an increase of $5 million to its asset retirement obligations and an associated $7 million increase to ARO assets and $2 million decrease to regulatory assets in the second quarter of 2015.

2.  INCOME TAXES

In accordance with interim reporting requirements, IDACORP and Idaho Power use an estimated annual effective tax rate for computing their provisions for income taxes. An estimate of annual income tax expense (or benefit) is made each interim period using estimates for annual pre-tax income, income tax adjustments, and tax credits. The estimated annual effective tax rates do not include discrete events such as tax law changes, examination settlements, accounting method changes, or adjustments to tax expense or benefits attributable to prior years. Discrete events are recorded in the interim period in which they occur or become known. The estimated annual effective tax rate is applied to year-to-date pretax income to determine income tax expense (or benefit) for the interim period consistent with the annual estimate. In subsequent interim periods, income tax expense (or benefit) for the period is computed as the difference between the year-to-date amount reported for the previous interim period and the current period's year-to-date amount.

Income Tax Expense

The following table provides a summary of income tax expense for the six months ended June 30 (in thousands of dollars):

	IDACORP		Idaho Power
	2015	2014	2015	2014
Income tax at statutory rates (federal and state)	$41,158	$37,161	$40,969	$37,123
First mortgage bond redemption costs	(7,210)	—	(7,210)	—
Affordable housing tax credits	(1,615)	(2,524)	—	—
Affordable housing investment amortization, net of statutory taxes	749	1,344	—	—
Other(1)	(17,329)	(12,883)	(16,782)	(12,733)
Income tax expense	$15,753	$23,098	$16,977	$24,390
Effective tax rate	15.0%	24.3%	16.2%	25.7%
(1) "Other" is primarily comprised of the net tax effect of Idaho Power's regulatory flow-through tax adjustments. These adjustments, which include the capitalized repairs deduction, are each listed in the rate reconciliation table in Note 2 to the consolidated financial statements included in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2014.

The reductions in income tax expense for the six months ended June 30, 2015, as compared with the same period in 2014, were primarily due to the flow-through income tax benefit related to the current income tax deduction for bond redemption costs incurred in the second quarter of 2015. On a net basis, Idaho Power’s estimate of its annual 2015 regulatory flow-through tax adjustments is comparable to 2014; additionally, the 2015 capitalized repairs deduction estimate is slightly greater than the prior year estimate.

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

In the first six months of 2015, Idaho Power recorded no additional ADITC amortization or provision for sharing with customers based on its estimate of Idaho ROE for full-year 2015. In the second quarter of 2014, Idaho Power reversed the $950 thousand of additional ADITC amortization it had recorded in the first quarter of 2014, based on its then-current estimate of Idaho ROE for full-year 2014, under the prior December 2011 settlement stipulation.

Idaho Power Cost Adjustment Mechanism Annual Filing

In both its Idaho and Oregon jurisdictions, Idaho Power's PCA mechanisms address the volatility of power supply costs and provide for annual adjustments to the rates charged to its retail customers. The PCA mechanisms compare Idaho Power's actual and forecast net power supply costs (primarily fuel and purchased power less off-system sales) against net power supply costs currently being recovered in retail rates. Under the PCA mechanisms, certain differences between actual net power supply costs incurred by Idaho Power and the costs included in retail rates are recorded as a deferred charge or credit for future recovery or refund through retail rates.  The power supply costs deferred primarily result from changes in contracted power purchase prices and volumes, changes in wholesale market prices and transaction volumes, fuel prices, and the levels of Idaho Power's own generation.

On May 28, 2015, the IPUC issued an order approving an $11.6 million net decrease in Idaho PCA rates, effective for the 2015-2016 PCA collection period from June 1, 2015 to May 31, 2016.  The requested net decrease in Idaho PCA rates included the application of (a) a customer rate credit of $8.0 million for sharing of revenues with customers for the year 2014 under the terms of the December 2011 settlement stipulation, (b) a $1.5 million customer benefit relating to a change to the PCA methodology described below, and (c) $4.0 million of surplus Idaho energy efficiency rider funds.

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

Idaho Fixed Cost Adjustment Mechanism Annual Filing

The fixed cost adjustment (FCA) is designed to remove Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer.  The FCA rate is adjusted each year to recover or refund the difference between the amount of fixed costs authorized in Idaho Power's most recent general rate case and the amount of fixed costs recovered by Idaho Power based upon weather-normalized energy sales. On May 19, 2015, the IPUC issued an order approving Idaho Power's application requesting an increase of $2.0 million in the FCA from $14.9 million to $16.9 million, with new rates effective for the period from June 1, 2015 through May 31, 2016. Previously, on May 30, 2014, the IPUC issued an order approving Idaho Power's application requesting a $6.0 million increase in the FCA from $8.9 million to $14.9 million, effective for the period from June 1, 2014 through May 31, 2015.

IPUC Review of Annual Rate Adjustment Mechanisms

PCA Mechanism -- In July 2014, the IPUC opened a docket pursuant to which Idaho Power, the IPUC Staff, and other interested parties further evaluated Idaho Power's application of the true-up component of the PCA mechanism and whether a deferral balance adjustment was appropriate. While the IPUC's docket was closed in August 2014 with no adjustment to the PCA true-up revenue amount, Idaho Power subsequently met with the IPUC Staff to explore approaches to increasing the accuracy of the actual cost recovery under the PCA mechanism. On May 28, 2015, the IPUC approved a settlement stipulation that resulted in the replacement of the existing load-based adjustment used for determining the power cost deferrals under the PCA mechanism with a similar sales-based adjustment. The sales-based adjustment functions in the same manner as the existing load-based adjustment, but measures deviations between Idaho-specific test year sales and actual Idaho sales rather than deviations between test year loads and actual loads. The approved settlement stipulation provided that implementation of the new methodology was effective as of January 1, 2015. During the second quarter of 2015, Idaho Power recorded a $1.5 million reduction to the PCA regulatory asset balance to reflect the impact of applying the new PCA mechanism methodology to the first quarter of 2015.

FCA Mechanism -- Also in July 2014, the IPUC opened a docket to allow Idaho Power, the IPUC Staff, and other interested parties to further evaluate the IPUC Staff's concerns regarding the application of the FCA mechanism (including weather-normalization, customer count methodology, rate adjustment cap, and cross-subsidization issues) and whether the FCA is effectively removing Idaho Power's disincentive to aggressively pursue energy efficiency programs. On May 6, 2015, the IPUC approved a settlement stipulation that modified the FCA mechanism by replacing weather-normalized billed sales with actual billed sales in the calculation of the FCA, applicable for the entirety of calendar year 2015 and thereafter, and reflected in FCA rates effective June 1, 2016. During the second quarter of 2015, Idaho Power recorded a $7.4 million increase to the FCA regulatory asset and FCA revenue to reflect the impact of applying the new FCA mechanism methodology to the first quarter of 2015.

4. LONG-TERM DEBT

On March 6, 2015, Idaho Power issued $250 million in principal amount of 3.65% first mortgage bonds, secured medium-term notes, Series J, maturing on March 1, 2045. On April 23, 2015, Idaho Power redeemed, prior to maturity, $120 million in principal amount of 6.025% first mortgage bonds, medium-term notes, Series H due July 2018. In accordance with the redemption provisions of the notes, the redemption included Idaho Power's payment of a make-whole premium to the holders of the redeemed notes in the aggregate amount of approximately $17.9 million. Idaho Power used a portion of the net proceeds from the March 2015 sale of first mortgage bonds, medium-term notes to effect the redemption.

As of June 30, 2015, $250 million in principal amount of long-term debt securities remained available for issuance under a selling agency agreement executed in July 2013 and pursuant to state regulatory authority. On April 1, 2015 the IPUC approved a two-year extension of Idaho Power's state regulatory authorization to issue debt securities and first mortgage bonds, through April 9, 2017.

5.  NOTES PAYABLE

Credit Facilities

IDACORP and Idaho Power have in place credit facilities that may be used for general corporate purposes and commercial paper backup. The terms and conditions of those credit facilities are as described in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2014.

At June 30, 2015, no loans were outstanding under either IDACORP's or Idaho Power's facilities.  At June 30, 2015, Idaho Power had regulatory authority to incur up to $450 million in principal amount of short-term indebtedness at any one time outstanding. Balances (in thousands of dollars) and interest rates of IDACORP’s and Idaho Power's short-term borrowings were as follows at June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
	Idaho Power	IDACORP	Total	Idaho Power	IDACORP	Total
Commercial paper outstanding	$—	$27,000	$27,000	$—	$31,300	$31,300
Weighted-average annual interest rate	—%	0.54%	0.54%	—%	0.43%	0.43%

6.  COMMON STOCK

IDACORP Common Stock

During the six months ended June 30, 2015, IDACORP issued 43,349 shares of common stock pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan. Effective July 1, 2012, IDACORP instructed the plan administrators of the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and Idaho Power Company Employee Savings Plan to use market purchases of IDACORP common stock, as opposed to original issuance of common stock from IDACORP, to acquire shares of IDACORP common stock for the plans. However, IDACORP may determine at any time to resume original issuances of common stock under those plans.

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

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Code of Conduct.  A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At June 30, 2015, the leverage ratios for IDACORP and Idaho Power were 47 percent and 49 percent, respectively.  Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.0 billion and $915 million, respectively, at June 30, 2015.  There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to the applicable company from any material subsidiary.  At June 30, 2015, IDACORP and Idaho Power were in compliance with the financial covenants.

Idaho Power’s Revised Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At June 30, 2015, Idaho Power's common equity capital was 52 percent of its total adjusted capital. Further, Idaho Power must obtain approval of the OPUC before it could directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

7.  EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014 (in thousands, except for per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to IDACORP, Inc.	$66,080	$44,540	$89,510	$71,944
Denominator:
Weighted-average common shares outstanding - basic	50,222	50,133	50,221	50,133
Effect of dilutive securities	36	23	38	33
Weighted-average common shares outstanding - diluted	50,258	50,156	50,259	50,166
Basic earnings per share	$1.32	$0.89	$1.78	$1.44
Diluted earnings per share	$1.31	$0.89	$1.78	$1.43

8.  COMMITMENTS

Purchase Obligations

IDACORP's and Idaho Power's purchase obligations did not change materially, outside of the ordinary course of business, during the six months ended June 30, 2015, except as follows:

•
four power purchase agreements with a solar energy developer were terminated due to an uncured breach by the counterparty. Termination of the agreements reduced Idaho Power's contractual payment obligations by approximately $483 million over the 20-year lives of the terminated contracts; and

•
Idaho Power entered into a 25-year service agreement, subject to approval by the IPUC, for maintenance services at three of Idaho Power's natural gas plants, with a total estimated obligation of $72 million over the term of the agreement.

Guarantees

Through a self-bonding mechanism, Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest.  This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $70 million at June 30, 2015, representing IERCo's one-third share of BCC's total reclamation obligation.  BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs.  At June 30, 2015, the value of the reclamation trust fund was $72 million. During the six months ended June 30, 2015, the reclamation trust fund distributed approximately $1 million for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs.  To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant.  Starting in 2010, BCC began applying a nominal surcharge to coal sales in order to maintain adequate reserves in the reclamation trust fund.  Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements.  Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated.  IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities.  As of June 30, 2015, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations.  Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

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

Western Energy Proceedings

High prices for electricity, energy shortages, and blackouts in California and in western wholesale markets during 2000 and 2001 caused numerous purchasers of electricity in those markets to initiate proceedings seeking refunds or other forms of relief and the FERC to initiate its own investigations. Some of these proceedings remain pending before the FERC or are on appeal to the United States Court of Appeals for the Ninth Circuit. Idaho Power and IESCo (as successor to IDACORP Energy L.P.) believe that settlement releases they have obtained will restrict potential claims that might result from the disposition of pending proceedings and predict that these matters will not have a material adverse effect on IDACORP's or Idaho Power's results of operations or financial condition. However, the settlements and associated FERC orders have not fully eliminated the potential for so-called "ripple claims," which involve potential claims for refunds in the Pacific Northwest markets from an upstream seller of power based on a finding that its downstream buyer was liable for refunds as a seller of power during the relevant period. The FERC has characterized these ripple claims as "speculative." However, the FERC has refused to dismiss Idaho Power and IESCo from the proceedings in the Pacific Northwest and refused to approve portions of two settlements that provided for waivers of claims in those proceedings, despite only limited objections from two market participants to one of the two settlements and no objections to the other settlement. Idaho Power and IESCo have filed petitions for review of the FERC's decisions refusing to approve the waiver provision of the settlements, on the basis that the FERC failed to apply its established precedents and rules. The petitions for review are pending in the Ninth Circuit Court of Appeals.

Idaho Power and IESCo cannot predict whether the FERC will ultimately order that any refunds be made, which contracts would be subject to refunds, how the refund amount would be calculated, which refunds would trigger ripple claims, if any, and whether any party would seek to pursue ripple claims. Based on these uncertainties and Idaho Power's and IESCo's evaluation of the merits of ripple claims, particularly in light of Idaho Power and IESCo being both purchasers and sellers in the energy market during the relevant period, Idaho Power and IESCo are unable to estimate the possible loss or range of loss that could result from the proceedings and have no amount accrued relating to the proceedings. To the extent the availability of any ripple claims materializes, Idaho Power and IESCo will continue to vigorously defend their positions in the proceedings.

Hoku Corporation Bankruptcy Claims

On June 26, 2015, the trustee in the Hoku Corporation chapter 7 bankruptcy case (In Re: Hoku Corporation, United States Bankruptcy Court, District of Idaho, Case No. 13-40838 JDP) filed a complaint against Idaho Power, alleging that specified payments made by Hoku Corporation to Idaho Power in the six years prior to Hoku Corporation's bankruptcy filing in July 2013 should be recoverable by the trustee as constructive fraudulent transfers. Hoku Corporation was the parent entity of Hoku Materials, Inc., with which Idaho Power had an electric service agreement approved by the IPUC in March 2009. Under the electric service agreement, Idaho Power agreed to provide electric service to a polysilicon production facility under construction by Hoku Materials in the state of Idaho. Idaho Power also had agreements with Hoku Materials pertaining to the design and construction of apparatus for the provision of electric service to the polysilicon plant. The trustee's complaint against Idaho Power includes alternative causes of action for constructive fraudulent transfer under the federal bankruptcy code, Idaho law, and federal law, with requests for recovery from Idaho Power in amounts up to approximately $36 million. The complaint alleges that the payments made by Hoku Corporation to Idaho Power are subject to recovery by the trustee on the basis that Hoku Corporation was insolvent at the time of the payments and did not have any legal or equitable title in the polysilicon plant or liability for Hoku Materials' debts, and thus did not receive reasonably equivalent value for the payments it made for or on behalf of Hoku Materials.

As of the date of this report it is not possible to determine Idaho Power's potential liability, if any, or to reasonably estimate a possible loss or range of possible loss, if any, within the trustee's alternative prayers for relief. Idaho Power intends to vigorously defend against the claims.

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

10.  BENEFIT PLANS

Idaho Power has two defined benefit pension plans - a noncontributory defined benefit pension plan (pension plan) and nonqualified defined benefit plans for certain senior management employees called the Security Plan for Senior Management Employees I and II (SMSP).  The benefits under the pension plan are based on years of service and the employee’s final average earnings. Idaho Power also maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents.  The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended June 30, 2015 and 2014 (in thousands of dollars).

	Pension Plan		SMSP		Postretirement Benefits
	2015	2014	2015	2014	2015	2014
Service cost	$8,123	$6,062	$423	$412	$280	$230
Interest cost	8,766	8,837	967	964	665	704
Expected return on plan assets	(10,520)	(10,835)	—	—	(668)	(642)
Amortization of prior service cost	55	87	46	55	4	46
Amortization of net loss	3,418	947	1,049	654	—	—
Net periodic benefit cost	9,842	5,098	2,485	2,085	281	338
Adjustments due to the effects of regulation(1)	(5,095)	(592)	—	—	—	—
Net periodic benefit cost recognized for financial reporting(1)	$4,747	$4,506	$2,485	$2,085	$281	$338
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, income statement recognition of pension plan costs is deferred until costs are recovered through rates.

The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the six months ended June 30, 2015 and 2014 (in thousands of dollars).

	Pension Plan		SMSP		Postretirement Benefits
	2015	2014	2015	2014	2015	2014
Service cost	$16,582	$12,646	$845	$823	$618	$506
Interest cost	17,586	17,708	1,934	1,928	1,339	1,420
Expected return on plan assets	(20,739)	(21,156)	—	—	(1,341)	(1,298)
Amortization of prior service cost	110	174	92	110	8	92
Amortization of net loss	6,964	1,955	2,098	1,309	—	—
Net periodic benefit cost	20,503	11,327	4,969	4,170	624	720
Adjustments due to the effects of regulation(1)	(10,971)	(2,297)	—	—	—	—
Net periodic benefit cost recognized for financial reporting(1)	$9,532	$9,030	$4,969	$4,170	$624	$720
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, income statement recognition of pension plan costs is deferred until costs are recovered through rates.

During the six months ended June 30, 2015, Idaho Power made $10 million in contributions to its defined benefit pension plan. In July 2015, Idaho Power made an additional $10 million contribution to the pension plan. The company plans to contribute at least $30 million to the pension plan during 2015, including the contributions made to-date.

In October 2014, the Society of Actuaries released a new set of mortality tables referred to as RP-2014. Mortality tables are used by defined benefit plans to estimate the life expectancy of plan participants and the expected length of benefit payments in retirement. RP-2014 generally resulted in longer life expectancy than previous mortality tables. Idaho Power's measurement of its plan benefit obligations as of December 31, 2014, and its net periodic benefit cost for the six months ended June 30, 2015, reflect the adoption of the new tables, which was not material.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three and six months ended June 30, 2015 and 2014 (in thousands of dollars).

		Gain/(Loss) on Derivatives Recognized in Income(1)
	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Three months ended June 30,		Six months ended June 30,

		2015	2014	2015	2014
Financial swaps	Off-system sales	$(841)	$251	$2,155	$(6,543)
Financial swaps	Purchased power	741	464	106	1,480
Financial swaps	Fuel expense	368	51	(378)	3,668
Financial swaps	Other operations and maintenance	(4)	(25)	(6)	(10)
Forward contracts	Off-system sales	—	9	—	52
Forward contracts	Purchased power	—	(9)	3	(50)
Forward contracts	Fuel expense	10	8	5	48
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

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at June 30, 2015 and December 31, 2014 (in thousands of dollars).

		Asset Derivatives				Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset		Net Assets	Gross Fair Value	Amounts Offset	Net Liabilities

June 30, 2015
Current:
Financial swaps	Other current assets	$4,579	$(2,540)	(1)	$2,039	$1,249	$(1,249)	$—
Financial swaps	Other current liabilities	178	(178)		—	4,101	(178)	3,923
Forward contracts	Other current assets	65	—		65	—	—	—
Forward contracts	Other current liabilities	—	—		—	2	—	2
Long-term:
Financial swaps	Other assets	185	—		185	—	—	—
Financial swaps	Other liabilities	42	(42)		—	638	(42)	596
Forward contracts	Other assets	54	—		54	—	—	—
Total		$5,103	$(2,760)		$2,343	$5,990	$(1,469)	$4,521
December 31, 2014
Current:
Financial swaps	Other current assets	$2,509	$(2,002)	(1)	$507	$756	$(756)	$—
Financial swaps	Other current liabilities	379	(379)		—	4,335	(379)	3,956
Forward contracts	Other current assets	64	—		64	—	—	—
Forward contracts	Other current liabilities	—	—		—	5	—	5
Long-term:
Forward contracts	Other assets	63	—		63	—	—	—
Total		$3,015	$(2,381)		$634	$5,096	$(1,135)	$3,961
 (1) Current asset derivative amounts offset include $1.3 million and $1.2 million of collateral payable for the periods ending June 30, 2015 and December 31, 2014, respectively.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at June 30, 2015 and 2014 (in thousands of units).

		June 30,
Commodity	Units	2015	2014
Electricity purchases	MWh	403	357
Electricity sales	MWh	115	470
Natural gas purchases	MMBtu	18,787	10,516
Natural gas sales	MMBtu	1,022	636
Diesel purchases	Gallons	122	452

Credit Risk

At June 30, 2015, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels.  Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary.  Idaho Power’s physical power contracts are commonly under Western Systems Power Pool agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain of Idaho Power's derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services.  If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at June 30, 2015, was $6.0 million.  Idaho Power posted $0.8 million cash collateral related to this amount.  If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2015, Idaho Power would have been required to post an additional $10.2 million of cash collateral to its counterparties.

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.  An item recorded at fair value is reclassified among levels when changes in the nature of valuation inputs cause the item to no longer meet the criteria for the level in which it was previously categorized. There were no transfers between levels or material changes in valuation techniques or inputs during the six months ended June 30, 2015 .

The table below presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands of dollars).

	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives	$2,213	$130	$—	$2,343	$506	$128	$—	$634
Money market funds	10,097	—	—	10,097	100	—	—	100
Trading securities: Equity securities	109	—	—	109	141	—	—	141
Available-for-sale securities: Equity securities	43,038	—	—	43,038	44,942	—	—	44,942
Liabilities:
Derivatives	1	4,520	—	4,521	17	3,944	—	3,961

Idaho Power’s derivatives are contracts entered into as part of its management of loads and resources.  Electricity derivatives are valued on the Intercontinental Exchange (ICE) with quoted prices in an active market.  Natural gas and diesel derivative valuations are performed using New York Mercantile Exchange (NYMEX) and ICE pricing, adjusted for location basis, which are also quoted under NYMEX and ICE pricing.  Trading securities consist of employee-directed investments held in a Rabbi Trust and are related to an executive deferred compensation plan.  Available-for-sale securities are related to the SMSP, are held in a Rabbi Trust, and are actively traded money market and exchange traded funds with quoted prices in active markets.

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of June 30, 2015 and December 31, 2014, using available market information and appropriate valuation methodologies (in thousands of dollars).

	June 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
IDACORP
Assets:
Notes receivable(1)	$3,804	$3,804	$3,804	$3,804
Liabilities:
Long-term debt(1)	1,742,863	1,837,408	1,615,502	1,788,197
Idaho Power
Liabilities:
Long-term debt(1)	1,742,863	1,837,408	1,615,502	1,788,197
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

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended June 30, 2015:
Revenues	$335,321	$1,007	$—	$336,328
Net income attributable to IDACORP, Inc.	64,340	1,740	—	66,080
Total assets as of June 30, 2015	5,797,908	115,429	(15,961)	5,897,376
Three months ended June 30, 2014:
Revenues	$316,655	$1,128	$—	$317,783
Net income attributable to IDACORP, Inc.	42,653	1,887	—	44,540
Six months ended June 30, 2015:
Revenues	$614,094	$1,629	$—	$615,723
Net income attributable to IDACORP, Inc.	87,802	1,708	—	89,510
Six months ended June 30, 2014:
Revenues	$608,975	$1,527	$—	$610,502
Net income attributable to IDACORP, Inc.	70,554	1,390	—	71,944

14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the three and six months ended June 30, 2015 and 2014 (in thousands of dollars). Items in parentheses indicate charges to AOCI.

Defined Benefit Pension Items
Three months ended June 30, 2015:
Balance at beginning of period	$(23,491)
Amounts reclassified out of AOCI	667
Balance at end of period	$(22,824)
Six months ended June 30, 2015:
Balance at beginning of period	$(24,158)
Amounts reclassified out of AOCI	1,334
Balance at end of period	$(22,824)
Three months ended June 30, 2014:
Balance at beginning of period	$(16,121)
Amounts reclassified out of AOCI	432
Balance at end of period	$(15,689)
Six months ended June 30, 2014:
Balance at beginning of period	$(16,553)
Amounts reclassified out of AOCI	864
Balance at end of period	$(15,689)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the three and six months ended June 30, 2015 and 2014 (in thousands of dollars). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
Details About AOCI	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Amortization of defined benefit pension items(1)
Prior service cost	$46	$55	$92	$110
Net loss	1,049	654	2,098	1,309
Total before tax	1,095	709	2,190	1,419
Tax benefit(2)	(428)	(277)	(856)	(555)
Net of tax	667	432	1,334	864
Total reclassification for the period	$667	$432	$1,334	$864
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
IDACORP, Inc.
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of June 30, 2015, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014, and of equity and cash flows for the six-month periods ended June 30, 2015 and 2014.  These interim financial statements are the responsibility of the Company’s management.

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
July 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Idaho Power Company
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of June 30, 2015, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014, and of cash flows for the six-month periods ended June 30, 2015 and 2014.  These interim financial statements are the responsibility of the Company’s management.

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
July 30, 2015

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

IDACORP is a holding company formed in 1998 whose principal operating subsidiary is Idaho Power.  IDACORP’s common stock is listed and trades on the New York Stock Exchange under the trading symbol “IDA.” Idaho Power is an electric utility with a service area covering approximately 24,000 square miles in southern Idaho and eastern Oregon.  Idaho Power provided electric service to approximately 520,000 general business customers as of June 30, 2015.  As a regulated utility, many of Idaho Power's fundamental business decisions are subject to the approval of governmental agencies. Idaho Power is under the jurisdiction (as to rates, service, accounting, and other general matters of utility operation) of the Idaho Public Utilities Commission (IPUC), the Public Utility Commission of Oregon (OPUC), and the Federal Energy Regulatory Commission (FERC). The IPUC and OPUC determine the rates that Idaho Power charges to its general business customers. Idaho Power is also under the regulatory jurisdiction of the IPUC, the OPUC, and the Public Service Commission of Wyoming as to the issuance of debt and equity securities. As a public utility under the Federal Power Act, Idaho Power has authority to charge market-based rates for wholesale energy sales under its FERC tariff and to provide transmission services under its open access transmission tariff (OATT).  Idaho Power uses general rate cases, cost adjustment mechanisms, tariff riders, and subject-specific filings to recover its costs of providing service and the costs of its energy efficiency and demand-response programs, and to seek to earn a return on investment.

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

EXECUTIVE OVERVIEW

Management's Outlook and Company Initiatives

In the Annual Report on Form 10-K for the year ended December 31, 2014, IDACORP's and Idaho Power's management included a brief overview of their outlook and initiatives for the companies for 2015 and beyond, under the headings "Executive Overview - Management's Outlook" and "2014 Accomplishments and 2015 Initiatives" in the MD&A. As of the date of this report, management's outlook is consistent with the disclosure in that report. Most notably:

•
Idaho Power continues to expect positive customer growth in its service area, and continues to support economic development initiatives aimed at sustainable levels of growth. During the first six months of 2015, Idaho Power's customer count grew by 4,536 customers, and for the twelve months ended June 30, 2015, the customer growth rate was 1.7 percent.

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

•
Idaho Power continues to focus on timely recovery of costs and earning a reasonable return on investment, including working to ensure that its rate design and regulatory mechanisms properly reflect economic realities.

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

In May 2015, the IPUC approved settlement stipulations relating to the operation of the Idaho power cost adjustment (PCA) and fixed cost adjustment (FCA) mechanisms. The settlement stipulations are intended to more closely align Idaho Power's cost recovery under the PCA and FCA mechanisms with the intent and purpose of those mechanisms.

Economic Conditions and Customer/Load Growth: Idaho Power monitors a number of economic indicators, including employment statistics, growth in customer numbers, foreclosure rates, and other housing-related data on a national and state scale and within Idaho Power's service territory. Economic conditions can impact consumer demand for electricity, collectability of accounts, the volume of off-system sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. Recent economic developments in and around Idaho Power's service area include the following:

•
According to preliminary Idaho Department of Labor data for June 2015, total employment in the service area was 474,434 compared with 459,407 in June 2014. The unemployment rate for the service area was 3.9 percent. By comparison, the June 2015 U.S. unemployment rate was 5.3 percent, according to U.S. Department of Labor data.

•	Moody's Analytics forecasts, as of June 2015, 4.6 percent and 5.4 percent growth in gross area product for Idaho Power's service area for 2015 and 2016, respectively.

•	Residential customer growth for the twelve months ended June 30, 2015, was 1.7 percent.

•	A number of businesses, particularly in the food processing industry, have recently constructed, or are in the process of constructing, sizable facilities in Idaho Power's service area.

Weather Conditions and Associated Impacts on Revenue and Power Supply Costs: Weather and agricultural growing conditions have a significant impact on Idaho Power's energy sales and the seasonality of those sales. Relatively low and high temperatures result in greater energy use for heating and cooling, respectively. During the agricultural growing season, which in large part occurs during the second and third quarters, irrigation customers use electricity to operate irrigation pumps, and weather conditions can impact the timing and degree of use of those pumps. Idaho Power also has tiered rates and seasonal rates, which contribute to increased revenues during higher-load periods, most notably during the third quarter of each year when overall customer demand is highest. Dry weather in the spring of 2015 led to increased sales to irrigation customers as compared with 2014, and the impact of milder first quarter 2015 temperatures on sales to residential customers was largely offset by increased sales volumes due to hotter temperatures during the second half of June 2015.

In May 2015, the IPUC approved a settlement stipulation relating to the operation of the FCA mechanism, which replaced weather-normalized billed sales in the calculation of the FCA with actual billed sales. The revisions to the FCA will reduce the impact on revenues and net income of weather-driven fluctuations in sales to residential and small commercial customers. The change to the FCA mechanism is discussed further in "Regulatory Matters" in this MD&A.

Idaho Power's hydroelectric facilities comprise nearly one-half of Idaho Power's nameplate generation capacity. However, the availability and volume of hydroelectric power generated depends on several factors -- the snow pack levels in the mountains upstream of Idaho Power's facilities, reservoir storage, springtime snow pack run-off, base flows in the Snake River, spring flows, rainfall, water leases and other water rights, and other weather and stream flow considerations. As of the date of this report, Idaho Power estimates that its 2015 hydroelectric generation will be between 6.0 million and 7.0 million megawatt-hours (MWh). This estimated range compares to 2014 hydroelectric generation of 6.2 million MWh. Idaho Power's resource-adjusted median annual hydroelectric generation is 8.5 million MWh.

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

When favorable hydroelectric generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydroelectric facility operators – increasing the available supply of lower-cost power, lowering regional wholesale market prices, and impacting the revenue Idaho Power receives from off-system sales of its excess power. Conversely, when hydroelectric generating conditions are poor, wholesale market prices may be higher due to lower supply, but Idaho Power would generally have less surplus energy available for sale into the wholesale markets at those times. Most of the adverse or favorable impact of this volatility is addressed through the PCA mechanisms.

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

In particular, environmental laws and regulations may, among other things, increase the cost of operating generation plants and constructing new facilities, require that Idaho Power install additional pollution control devices at existing generating plants, or require that Idaho Power cease operating certain generation plants. For instance, the Boardman coal-fired power plant, in which Idaho Power owns a 10-percent interest, is scheduled to cease coal-fired operations by the end of 2020, the decision for which was driven in large part by the substantial cost of environmental controls. Additionally, the U.S. Environmental Protection Agency's (EPA) proposed rule under Section 111(d) of the Clean Air Act, which is intended to reduce carbon dioxide emissions from the power sector, could significantly increase costs in the industry and customer rates. Idaho Power expects to spend a considerable amount on environmental compliance and controls in the next decade. As legislation and regulations concerning greenhouse gas emissions develop, Idaho Power will continue to assess, to the extent determinable, the potential impact on the costs to generate and purchase power, as well as the willingness of joint owners of power plants to fund any required pollution control equipment upgrades in lieu of plant retirement or conversion to other fuel sources.

Summary of Financial Results

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Idaho Power net income	$64,340	$42,653	$87,802	$70,554
Net income attributable to IDACORP, Inc.	$66,080	$44,540	$89,510	$71,944
Average outstanding shares – diluted (000’s)	50,258	50,156	50,259	50,166
IDACORP, Inc. earnings per diluted share	$1.31	$0.89	$1.78	$1.43

The table below provides a reconciliation of net income attributable to IDACORP for the three- and six-month periods ended June 30, 2015 to the same periods in 2014 (items are in millions and are before tax unless otherwise noted).

	Three months ended		Six months ended
Net income attributable to IDACORP, Inc. - June 30, 2014		$44.5		$71.9
Change in Idaho Power net income:
Increased sales volumes attributable to usage per customer, net of associated power supply costs and PCA mechanism impacts	7.8		0.2
Impact in the second quarter of 2015 of retroactively applying FCA mechanism changes to first quarter activity	7.4		7.4
Other (decreases) increases in FCA revenues	(1.7)		3.4
Increased sales volumes attributable to customer growth, net of associated power supply costs and PCA mechanism impacts	2.9		4.7
Increase in other operating and maintenance expenses	(0.4)		(3.4)
Increase in depreciation expense	(1.4)		(2.5)
Other changes in operating revenues and expenses, net	(0.1)		(1.1)
Increase in Idaho Power operating income	14.5		8.7
Changes in other non-operating income and expenses	2.3		1.1
Decrease in income tax related to first mortgage bond redemption costs	7.2		7.2
Change in additional amortization of ADITC	1.0		—
(Increase) decrease in other income tax expense	(3.3)		0.2
Total increase in Idaho Power net income		21.7		17.2
Other changes (net of tax)		(0.1)		0.4
Net income attributable to IDACORP, Inc. - June 30, 2015		$66.1		$89.5

Second Quarter 2015 Net Income

IDACORP's net income increased $21.6 million for the second quarter of 2015 when compared with the same period in the prior year. The increase was driven primarily by a $14.5 million increase in Idaho Power’s operating income and by lower income tax expense.
A June 2015 heat wave combined with dry spring weather resulted in record second quarter sales volumes, which improved Idaho Power's operating income by $7.8 million when compared with the same period of 2014, which was a more normal weather quarter. Hot temperatures increased loads for air conditioning purposes, and dry weather increased the use of irrigation equipment. Idaho Power’s continued customer growth also contributed $2.9 million to operating income.
Recently approved changes to Idaho Power's FCA mechanism also affected second quarter 2015 results. The revisions were approved by the IPUC in May 2015, retroactive to January 1, 2015. The FCA revenue accrual associated with the first quarter of 2015 increased by $7.4 million—reflective of the extremely mild temperatures during the first quarter—as the revised mechanism now addresses fluctuations in sales associated with actual weather conditions, as opposed to normalized weather conditions under the prior mechanism. This impact was recorded in the second quarter of 2015 when the order was received from the IPUC. FCA revenues associated with the second quarter decreased $1.7 million compared with the same period in the prior year, which reduced some of the benefit that the hot temperatures had on residential and small commercial sales.
Income tax expense was lower in the second quarter of 2015 compared with the second quarter of 2014, reflecting the flow-through impact of a $17.9 million tax deductible make-whole premium that Idaho Power paid in connection with the early redemption of long-term debt that was due in 2018. The tax benefit of this was partially offset by increased income tax expense on higher pretax income when compared with the second quarter of 2014. The second quarter of 2014 also included a $950 thousand income tax increase from the reversal of additional ADITC amortization originally recorded in the first quarter of 2014. No additional ADITC amortization was recorded in 2015.

Year-to-date Net Income

IDACORP's net income increased $17.6 million for the first half of 2015 when compared with the same period in the prior year. The increase was driven primarily by an increase of $8.7 million in Idaho Power’s operating income, and by reduced income tax expense.
Idaho Power’s continued customer growth contributed $4.7 million to operating income. The sales volume benefit of hotter temperatures in June 2015 was offset by unusually mild temperatures in the first quarter.
The FCA mechanism, including the retroactive revisions made to the mechanism, increased revenues by $10.8 million when compared with the prior year.
Year-to-date income tax expense was lower in 2015, reflecting the flow-through impact of the $17.9 million tax deductible make-whole premium Idaho Power paid upon early redemption of long-term debt that was due in 2018.
Key Operating and Financial Metric Estimates for Full-Year 2015

As of the date of this report, IDACORP’s and Idaho Power’s estimates for 2015 are as follows (in millions):

2015 Estimates
	Current(1)	Previous(2)
Idaho Power Operating & Maintenance Expense	No Change	$340-$350
Idaho Power Additional Amortization of ADITC	No Change	None
Idaho Power Capital Expenditures, excluding AFUDC	No Change	$300-$310
Idaho Power Hydroelectric Generation (MWh)(3)	6.0-7.0	5.0-7.0
(1) As of July 30, 2015.
(2) As of April 30, 2015, the date of filing IDACORP's and Idaho Power's Annual Report on Form 10-Q for the quarter ended March 31, 2015.
(3) Based on reservoir storage levels and forecasted weather conditions as of the date of this report.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three and six months ended June 30, 2015.  In this analysis, the results for the three and six months ended June 30, 2015 are compared with the same periods in 2014.

Utility Operations

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three and six months ended June 30, 2015 and 2014.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
General business sales	3,733	3,577	6,845	6,763
Off-system sales	201	361	737	1,177
Total energy sales	3,934	3,938	7,582	7,940
Hydroelectric generation	1,417	1,778	3,235	3,334
Coal generation	1,198	1,068	2,208	2,630
Natural gas and other generation	583	44	792	439
Total system generation	3,198	2,890	6,235	6,403
Purchased power	1,015	1,368	1,779	2,107
Line losses	(279)	(320)	(432)	(570)
Total energy supply	3,934	3,938	7,582	7,940

Sales Volume and Generation: In the second quarter and first six months of 2015, general business sales volume increased by 156 thousand MWh, or 4 percent, and 82 thousand MWh, or 1 percent, respectively, compared with the same periods in the prior year. The most notable fluctuations in second quarter general business sales relate to dry spring weather, which positively impacted sales to irrigation customers and extremely warm June temperatures that increased electricity demand for cooling. Year-to-date results also reflect mild first quarter temperatures that reduced electricity demand for heating.

Off-system sales volume decreased by 160 thousand MWh, or 44 percent, and 441 thousand MWh, or 37 percent, in the second quarter and first six months of 2015, respectively, as decreases in output from hydroelectric resources and an increase in customer load decreased surplus power available for off-system sales. Also, favorable wholesale market conditions in 2014 provided more opportunities to make off-system sales during 2014 than during 2015. Idaho Power operated its generation facilities to take advantage of those 2014 wholesale market conditions, which did not exist to the same favorable level in 2015.

Hydroelectric generation comprised 44 percent and 52 percent of Idaho Power's total system generation during the second quarter and first six months of 2015, respectively. The 400 thousand MWh and 100 thousand MWh decrease in hydroelectric generation in the second quarter and first six months of 2015, respectively, compared with the same periods in 2014, was primarily due to below normal water supply resulting in below normal hydroelectric generating conditions. The decrease in hydroelectric generation led to an increased utilization of coal-fired and natural gas-fired generation.

The financial impacts of fluctuations in off-system sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho Power's Idaho and Oregon PCA mechanisms, which are described below.

General Business Revenues:  The table below presents Idaho Power’s general business revenues and MWh sales volumes for the three and six months ended June 30, 2015 and 2014, and the number of customers as of June 30, 2015 and 2014.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue
Residential	$116,337	$102,768	$247,192	$236,631
Commercial	75,099	71,352	149,769	141,411
Industrial	45,902	44,190	89,449	87,018
Irrigation	73,671	66,186	75,670	66,853
Total	311,009	284,496	562,080	531,913
Deferred revenue related to HCC relicensing AFUDC(1)	(2,349)	(2,349)	(4,934)	(4,934)
Total general business revenues	$308,660	$282,147	$557,146	$526,979
Volume of Sales (MWh)
Residential	1,080	1,015	2,384	2,421
Commercial	964	933	1,965	1,909
Industrial	778	786	1,561	1,583
Irrigation	911	843	935	850
Total MWh sales	3,733	3,577	6,845	6,763
Number of customers at period end
Residential	431,909	424,518
Commercial	68,033	67,116
Industrial	119	115
Irrigation	20,238	19,776
Total customers	520,299	511,525
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

Changes in rates, changes in customer demand, and changes in FCA revenues are the primary reasons for fluctuations in general business revenue from period to period. The primary influences on customer demand for electricity are weather and economic conditions. Extreme temperatures increase sales to customers who use electricity for cooling and heating, while moderate temperatures decrease sales. Precipitation levels and the timing of precipitation during the agricultural growing season also affect sales to customers who use electricity to operate irrigation pumps. Rates are also seasonally adjusted, providing for higher rates during peak load periods, and residential customer rates are tiered, providing for higher rates based on higher levels of usage. The seasonal and tiered rate structures contribute to seasonal fluctuations in revenues and earnings. For purposes of illustration, Boise, Idaho weather-related information for the three and six months ended June 30, 2015 and 2014 is presented in the table that follows.

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Normal	2015	2014	Normal
Heating degree-days(1)	526	617	719	2,599	2,987	3,199
Cooling degree-days(1)	373	136	183	373	136	183
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

General business revenue increased $26.5 million and $30.2 million for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014. Factors affecting general business revenues during the period are discussed below.

•
Rates:  Two rate changes impacted general business revenue for the comparative periods -- an Idaho PCA rate increase effective June 1, 2014, and an Idaho PCA rate decrease effective June 1, 2015, both described in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. Overall, rate changes combined to increase general business revenue by $7.0 million in the second quarter, and increased general business revenue by $12.8 million for the first six months of 2015, compared with the same periods in 2014. The revenue impact of the rate changes was partially offset by associated changes in operating expenses - Idaho PCA amortization expense increased $4.4 million for the first six months of 2015 when compared with the same period in 2014 due to the changes in the corresponding Idaho PCA true-up rate in the comparative periods.

•
Customers:  Customer growth increased general business revenue by $4.0 million and $6.4 million, respectively, when compared with the second quarter and first six months of 2014. Total customers increased 1.7 percent during the twelve months ended June 30, 2015.

•
Usage:  Higher usage (on a per customer basis), primarily by residential and irrigation customers, increased general business revenue by $9.8 million for the quarter and by $0.1 million for the first six months of 2015 when compared with the same periods in 2014, as a result of the weather conditions described above.

•
FCA revenue: The revenue impact of the Idaho FCA mechanism increased $5.7 million in the second quarter and $10.8 million year-to-date. These increases reflect the application of the modifications made to the FCA mechanism, which were approved by the IPUC in the second quarter of 2015, but made retroactive to the beginning of 2015. In the second quarter, Idaho Power recorded $7.4 million of FCA revenue impacts associated with the first quarter sales volumes. Absent the first quarter retroactive impact, the second quarter FCA would have been a decrease of $1.7 million compared with the same period in the prior year, due to higher actual sales in the current quarter. The modifications to the FCA mechanism are described in more detail in "Regulatory Matters" in this MD&A and in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. The impacts of the FCA are summarized below:

	1st quarter	2nd quarter	Year-to-date
FCA revenues as reported - 2015	$6.4	$9.6	$16.0
Impact attributable to first quarter activity reported in second quarter	7.4	(7.4)	—
FCA revenue under new methodology	$13.8	$2.2	$16.0
FCA revenues as reported - 2014	$1.3	$3.9	$5.2
Change in FCA revenues 2015 adjusted vs 2014	$12.5	$(1.7)	$10.8

Off-System Sales:  Off-system sales consist primarily of long-term sales contracts and opportunity sales of surplus system energy.  The table below presents Idaho Power’s off-system sales for the three and six months ended June 30, 2015 and 2014.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$3,829	$11,731	$16,848	$40,941
MWh sold	201	361	737	1,177
Revenue per MWh	$19.05	$32.50	$22.86	$34.78

For the second quarter of 2015, off-system sales revenue decreased by $7.9 million, or 67 percent, compared with the same period in 2014. Year-to-date, off-system sales revenue decreased by $24.1 million, or 59 percent. Off-system sales volumes decreased 44 percent and 37 percent for the quarter and first six months, respectively, as 2014 sales were well above normal and benefited from favorable market conditions, at times, for selling power off-system. Decreases in output from hydroelectric resources and an increase in customer load also reduced the amount of surplus power available for sale off-system during the first six months of 2015. The favorable market conditions in 2014 also led to higher average prices that year; the average price of off-system sales transactions for the first six months of 2015 was 34 percent lower than for the first six months of 2014.

Other Revenues:  The table below presents the components of other revenues for the three and six months ended June 30, 2015 and 2014.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Transmission services and other	$14,965	$15,157	$27,891	$28,711
Energy efficiency	7,867	7,620	12,209	12,344
Total other revenues	$22,832	$22,777	$40,100	$41,055

Other revenues were relatively unchanged in the second quarter of 2015 and $1.0 million lower year-to-date, compared with the same periods in 2014. The decreases primarily related to lower transmission revenue when compared with the same periods in the prior year.

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

Purchased Power:  The table below presents Idaho Power’s purchased power expenses and volumes for the three and six months ended June 30, 2015 and 2014.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Expense
PURPA contracts	$31,709	$37,919	$58,110	$66,616
Other purchased power (including wheeling)	19,627	24,518	36,191	39,617
Total purchased power expense	$51,336	$62,437	$94,301	$106,233
MWh purchased
PURPA contracts	590	681	1,030	1,178
Other purchased power	425	687	749	929
Total MWh purchased	1,015	1,368	1,779	2,107
Cost per MWh from PURPA contracts	$53.74	$55.68	$56.42	$56.55
Cost per MWh from other sources	$46.18	$35.69	$48.32	$42.64
Weighted average - all sources	$50.58	$45.64	$53.01	$50.42

Purchased power expense decreased $11.1 million, or 18 percent, in the second quarter and decreased $11.9 million, or 11 percent, in the first six months of 2015, compared with the same periods in 2014, respectively. The decrease for the second quarter and first six months of 2015 was due primarily to reduced volumes purchased.

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

Fuel Expense:  The table below presents Idaho Power’s fuel expenses and generation at its thermal generating plants for the three and six months ended June 30, 2015 and 2014.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Expense
Coal (1)	$33,614	$30,211	$57,786	$71,247
Natural gas and other thermal	12,787	4,232	20,091	18,524
Total fuel expense	$46,401	$34,443	$77,877	$89,771
MWh generated
Coal (1)	1,198	1,068	2,208	2,630
Natural gas and other thermal	583	44	792	439
Total MWh generated	1,781	1,112	3,000	3,069
Cost per MWh - Coal	$28.06	$28.29	$26.17	$27.09
Cost per MWh - Natural gas and other thermal	$21.93	$96.18	$25.37	$42.20
Weighted average, all sources	$26.05	$30.97	$25.96	$29.25
(1) The first six months of 2015 exclude 118 MWh of generation from the Jim Bridger power plant for which costs were capitalized during feasibility testing of capital projects under contemplation.

Most fuel supply contracts are subject to changes in published indexes that are closely related to materials and supplies, labor, and diesel costs. In addition to commodity (variable) costs, both natural gas and coal expense include costs that are more fixed in nature for items such as capacity charges, transportation, and fuel handling. Period to period variances in fuel expense per MWh are noticeably impacted by these fixed charges when generation output is substantially different between the two periods; however, natural gas commodity prices decreased significantly between June of 2014 and June of 2015.

Fuel expense increased $12.0 million, or 35 percent, in the second quarter of 2015, and decreased $11.9 million, or 13 percent, in the first six months of 2015, compared with the same period in 2014. The increase in the second quarter of 2015 was due to greater output from the thermal plants, as MWh generated at these plants increased 12 percent due to increased system load demands. The decrease in the first six months of 2015 was due to lower output from the thermal plants for the period, combined with lower regional gas prices, which decreased power production costs.

PCA Mechanisms:  Idaho Power's power supply costs (primarily purchased power and fuel, less off-system sales) can vary significantly from year to year. Volatility of power supply costs arises from factors such as weather conditions, wholesale market prices and volumes of power purchased and sold in the wholesale markets, Idaho Power's hydroelectric and thermal generation volumes and fuel costs, generation plant availability, and retail loads. To address the volatility of power supply costs, Idaho Power's PCA mechanisms in the Idaho and Oregon jurisdictions allow Idaho Power to recover from or refund to customers most of the fluctuations in power supply costs.  In the Idaho jurisdiction, the PCA includes a cost or benefit sharing ratio that allocates the deviations in net power supply expenses between customers (95 percent) and the company (5 percent), with the exception of PURPA power purchases and demand response program incentives, which are allocated 100 percent to customers. Because of the PCA mechanisms, the primary financial impacts of power supply cost variations is that cash is paid out but recovery from customers does not occur until a future period, or cash that is collected is refunded to customers in a future period, resulting in fluctuations in operating cash flows from year to year. The following table presents the components of the Idaho and Oregon PCA mechanisms for the three and six months ended June 30, 2015 and 2014.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Idaho power supply cost (deferral) accrual	$(5,847)	$(7,362)	$4,515	$(5,156)
Amortization of prior year authorized balances	16,378	16,503	33,770	29,320
Total power cost adjustment expense	$10,531	$9,141	$38,285	$24,164

The power supply accruals represent the portion of the power supply cost fluctuations accrued under the PCA mechanisms. When actual power supply costs are higher than the amount forecasted in PCA rates, which was the case for the second quarter of 2015, most of the difference is deferred. The amortization of the prior year’s balances represents the offset to the amounts being collected or refunded in the current PCA year that were deferred or accrued in the prior PCA year (the true-up component of the PCA). See "Regulatory Matters" in this MD&A and Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report for a description of the IPUC's review of the true-up component of the PCA mechanism.

Other Operations and Maintenance Expenses:  Other O&M expense increased $0.4 million, or less than one percent, and $3.4 million, or 2 percent, for the quarter and first six months of 2015, compared with the same period in 2014. IDACORP and Idaho Power have been focused on targeting opportunities to optimize business practices to control O&M expenses, which has contributed to the relatively modest increase in O&M expense for the periods.

Income Taxes

IDACORP's and Idaho Power's income tax expense for the six months ended June 30, 2015, compared with the same period in 2014, decreased $7.3 million and $7.4 million, respectively, primarily as a result of the flow-through tax impact of the call premium Idaho Power paid on the early redemption of long-term debt during the second quarter of 2015. For information relating to IDACORP's and Idaho Power's computation of income tax expense and estimated annual effective tax rate, see Note 2 - “Income Taxes” to the condensed consolidated financial statements included in this report.

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

As of July 24, 2015, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

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

On March 6, 2015, Idaho Power issued $250 million in principal amount of 3.65% first mortgage bonds, Series J, maturing on March 1, 2045. On April 23, 2015, Idaho Power redeemed, prior to maturity, its $120 million in principal amount of 6.025% first mortgage bonds, medium-term notes due July 2018. In accordance with the redemption provisions of the original terms of the notes, the redemption included payment by Idaho Power of a make-whole premium of $17.9 million. Idaho Power used a portion of the net proceeds of the March 2015 sale of first mortgage bonds, medium-term notes to effect the redemption.

Based on planned capital expenditures and operating and maintenance expenses for 2015, the companies believe they will be able to meet capital requirements and fund corporate expenses during at least the next twelve months with a combination of existing cash and operating cash flows generated by Idaho Power's utility business. IDACORP and Idaho Power believe they could meet any short-term cash shortfall with existing credit facilities and expect to continue to manage short-term liquidity through commercial paper markets.

IDACORP and Idaho Power seek to maintain capital structures of approximately 50 percent debt and 50 percent equity, and maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of June 30, 2015, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

	IDACORP	Idaho Power
Debt	47%	49%
Equity	53%	51%

IDACORP and Idaho Power generally maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

Operating Cash Flows

IDACORP’s and Idaho Power’s operating cash inflows for the six months ended June 30, 2015 were $171 million and $170 million, respectively, increases of $8 million and $21 million, respectively, compared with the same periods in 2014.  With the exception of cash flows related to income taxes, IDACORP’s operating cash flows are principally derived from the operating cash flows of Idaho Power.  Significant items that affected the comparability of the companies' operating cash flows in the first six months of 2015 with the same period in 2014 were as follows:

•	net income increased $18 million.

•	changes in deferred taxes and in taxes accrued and receivable combined to decrease cash flows by $3 million at IDACORP, and increased cash flows by $12 million at Idaho Power.

•	increased coal sales for the first six months of 2015 resulted in a $6 million increase in cash distributions from BCC.

•	comparative changes in working capital balances due primarily to timing, as follows:

◦	changes in unbilled revenues reduced operating cash flows $23 million; and

◦	changes in current and long-term prepayments increased operating cash flows $10 million.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction and improvements to Idaho Power’s generation, transmission, and distribution facilities.  IDACORP’s and Idaho Power’s net investing cash outflows for the six months ended June 30, 2015 were $151 million. Investing cash outflows for 2015 and 2014 were primarily for construction of utility infrastructure needed to address Idaho Power’s aging plant and equipment, customer growth, and environmental and regulatory compliance requirements.

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

IDACORP’s and Idaho Power's financing cash inflows for the six months ended June 30, 2015 were $54 million and $59 million, respectively, primarily related to Idaho Power's issuance on March 6, 2015, of $250 million in first mortgage bonds and redemption on April 23, 2015, of $120 million in first mortgage bonds.  Other financing cash flows for the six months ended June 30, 2015 decreased by $20 million over the same period in 2014, primarily due to the unamortized call premium on the redemption of first mortgage bonds of $18 million in 2015. Financing cash flows in 2015 also included the payment of $47 million of dividends on common stock and a $4 million net decrease in commercial paper borrowings.

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

The Indenture limits the amount of first mortgage bonds at any one time outstanding to $2.0 billion, and as a result the maximum amount of first mortgage bonds Idaho Power could issue as of June 30, 2015 was limited to approximately $279 million. Idaho Power may increase the $2.0 billion limit on the maximum amount of first mortgage bonds outstanding by filing a supplemental indenture with the trustee as provided in the Indenture of Mortgage and Deed of Trust. Separately, the Indenture also limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of June 30, 2015, Idaho Power could issue approximately $1.5 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions.

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

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, “consolidated indebtedness” broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). “Consolidated total capitalization” is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At June 30, 2015, the leverage ratios for IDACORP and Idaho Power were 47 percent and 49 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities, which could limit the ability of the companies to issue first mortgage bonds and debt securities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary. At June 30, 2015, IDACORP and Idaho Power believe they were in compliance with all facility covenants. Further, IDACORP and Idaho Power do not believe they will be in violation or breach of their respective debt covenants during the next twelve months.

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

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified.

	June 30, 2015		December 31, 2014
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$125,000	$300,000	$125,000	$300,000
Commercial paper outstanding	(27,000)	—	(31,300)	—
Identified for other use(1)	—	(24,245)	—	(24,245)
Net balance available	$98,000	$275,755	$93,700	$275,755
(1) Port of Morrow and American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds is unable to sell the bonds to third parties.
(2) Holding company only.

At July 24, 2015, IDACORP had no loans outstanding under its credit facility and $26.6 million of commercial paper outstanding, and Idaho Power had no loans outstanding under its credit facility and no commercial paper outstanding. The table below presents additional information about short-term commercial paper borrowing during the three and six months ended June 30, 2015.

	Three months ended		Six months ended
	June 30, 2015		June 30, 2015
	IDACORP(1)	Idaho Power	IDACORP (1)	Idaho Power
Commercial paper:
Period end:
Amount outstanding	$27,000	$—	$27,000	$—
Weighted average interest rate	0.54%	—%	0.54%	—%
Daily average amount outstanding during the period	$35,991	$—	$31,596	$—
Weighted average interest rate during the period	0.56%	—%	0.52%	—%
Maximum month-end balance	$35,200	$—	$43,400	$—
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

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties.  As of June 30, 2015, Idaho Power had posted $0.8 million of performance assurance collateral.  Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions.  Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of June 30, 2015, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $16.0 million.  To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's construction expenditures, excluding allowance for funds used during construction (AFUDC), were $148 million during the six months ended June 30, 2015.  The table below presents Idaho Power's estimated cash requirements for construction, excluding AFUDC, for 2015 (including amounts incurred to-date) through 2019 (in millions of dollars).

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

Jim Bridger Plant Selective Catalytic Reduction Equipment and Related IPUC Filing: Idaho Power and the plant co-owners are installing selective catalytic reduction (SCR) equipment to reduce nitrogen oxide (NOx) emissions at the Jim Bridger power plant, in order to comply with regional haze rules. The regional haze rules provide for installation and operation of SCR on unit 3 by 2015 and unit 4 by 2016. The rules provide for an equivalent technology for NOx reductions on unit 2 by 2021 and unit 1 by 2022. Idaho Power estimates that the total cost for Idaho Power's share of the upgrades on units 3 and 4 is approximately

$109 million, excluding AFUDC. As of June 30, 2015, Idaho Power had expended $65 million, excluding AFUDC, on SCR installation at units 3 and 4. As of the date of this report, the overall project remains on schedule and Idaho Power expects the total project cost to be at or below the estimated amount.

Boardman-to-Hemingway Transmission Line: The Boardman-to-Hemingway line, a proposed 300-mile, 500-kV transmission project between a station near Boardman, Oregon and the Hemingway station near Boise, Idaho, would provide transmission service to meet future resource needs. The Boardman-to-Hemingway line was included in the preferred resource portfolio in Idaho Power’s 2015 IRP. In January 2012, Idaho Power entered into a joint funding agreement with PacifiCorp and the Bonneville Power Administration to pursue permitting of the project. The joint funding agreement provides that Idaho Power's interest in the permitting phase of the project would be approximately 21 percent, and that during future negotiations relating to construction of the transmission line Idaho Power would seek to retain that percentage interest in the completed project. Assuming both other participants fund their full share of the total cost of the permitting phase of the project, Idaho Power's estimated share of the cost of the permitting phase of the project is approximately $37 million, including AFUDC. Total cost estimates for the project are between $1.0 billion and $1.2 billion, including AFUDC. This cost estimate excludes the impacts of inflation and price changes of materials and labor resources that may occur following the date of the estimate. Idaho Power's share of the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above. Construction costs beyond the permitting phase are not included in the table above.

Idaho Power has expended approximately $68 million on the Boardman-to-Hemingway project through June 30, 2015. Pursuant to the terms of the joint funding arrangements, approximately $35 million of that amount must be reimbursed to Idaho Power by joint permitting participants for expenses Idaho Power incurred, $23 million of which Idaho Power had received as of June 30, 2015. In addition to the $35 million amount noted above, $16 million is subject to reimbursement at a later date from the joint permitting participants, assuming their continued participation in the project, for expenses Idaho Power incurred prior to execution of the joint funding arrangements. Idaho Power plans to seek recovery of its share of project costs through the regulatory process.

The permitting phase of the Boardman-to-Hemingway project is subject to review and approval by the U.S. Bureau of Land Management (BLM) as the lead federal agency on behalf of other federal agencies, the U.S. Forest Service, and the Oregon Department of Energy. The BLM issued a draft environmental impact study (EIS) for the project on December 19, 2014, and as of the date of this report Idaho Power expects the BLM to issue a final EIS during 2016. In the separate Oregon state permitting process, Idaho Power submitted a preliminary application for a site certificate in February 2013 and intends to submit an amended preliminary application in 2016. Idaho Power is unable to determine an approximate in-service date for the line but expects the in-service date would be during 2021 or beyond.

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a 500-kV transmission project between a station located near Douglas, Wyoming and the Hemingway station. In January 2012, Idaho Power and PacifiCorp entered a joint funding agreement for permitting of the project. Idaho Power's estimated cost for the permitting phase of the Gateway West project is approximately $64 million, including AFUDC, which has been extended to the project's anticipated in-service date. Idaho Power has expended approximately $28 million on the permitting phase of the project through June 30, 2015. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $200 million and $400 million, including AFUDC. Idaho Power's share of the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above. Construction costs beyond the permitting phase are not included in the table above.

The permitting phase of the project is subject to review and approval of the BLM. The BLM released its record of decision under the National Environmental Policy Act in November 2013. In its record of decision, the BLM identified its final decision on the routing of the project, issued right-of-way grants on public land for some segments, and deferred a decision on two segments (in both of which Idaho Power has an interest) to resolve routing concerns in those areas. Several interested parties have appealed the BLM's record of decision, and Idaho Power has intervened in the proceedings. The BLM has initiated the supplemental EIS process for the two deferred segments. As of the date of this report, the BLM's schedule provides for the issuance of a record of decision on the two deferred segments by mid-year 2016.

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

Shoshone Falls Plant Expansion: The Shoshone Falls plant expansion project was included in Idaho Power's 2013 IRP and, as originally planned, was to consist of constructing a new powerhouse, intake structure, penstock, and substation and installing a new turbine to increase the nameplate generation capacity of the plant from 12.5 MW to 61.5 MW. However, following additional analysis of the costs and potential benefits of the expansion, Idaho Power's 2015 IRP (discussed below) includes in the near-term action plan a modified project that would result in a significantly smaller increase in nameplate generation capacity at the facility, in a range of 1.7 MW to 4 MW, with a potential on-line date as early as 2019. Idaho Power is performing additional engineering and cost studies to determine the most suitable project that will optimize and improve the reliability of the facility. Idaho Power intends to seek a license amendment from the FERC that would allow for construction of the modified project.

Pending Transmission System Transaction: To enhance the abilities of Idaho Power and PacifiCorp to serve their respective customers, on October 24, 2014, Idaho Power and PacifiCorp executed a Joint Ownership and Operating Agreement (Joint Operating Agreement) applicable to certain transmission-related equipment proposed to be exchanged by Idaho Power and PacifiCorp. The proposed exchange would be made pursuant to the terms of a Joint Purchase and Sale Agreement, also dated October 24, 2014, between Idaho Power and PacifiCorp, under which each party agreed to transfer to the other specified transmission-related equipment with an estimated year-end 2014 net book value of approximately $43 million, subject to true-up as of the closing date. The proposed transaction also provides for the termination and amendment of a number of legacy long-term agreements related to the ownership and operation of jointly-owned facilities and transmission services between Idaho Power and PacifiCorp. Closing of the proposed transaction, effectiveness of the Joint Operating Agreement, and termination and amendment of the legacy long-term transmission service agreements is subject to a number of conditions, including regulatory approvals and notices. As of the date of this report, regulatory approval from the FERC and several state regulatory commissions has been obtained, but approval from some state public utility commissions remains pending. In 2014, Idaho Power collected approximately $8 million in transmission revenues under legacy long-term transmission agreements that would be terminated in connection with the proposed transaction. If the transaction is approved, Idaho Power anticipates an increase to its OATT rate, subject to FERC approval, as discussed in "Regulatory Matters" in this MD&A.

2015 Integrated Resource Plan: The IPUC and OPUC require that Idaho Power prepare biennially an IRP. The IRP seeks to forecast Idaho Power's loads and resources for a 20-year period, analyzes potential supply-side, demand-side, and transmission options, and identifies potential near-term and long-term actions. Idaho Power filed its most recent IRP with the IPUC and OPUC in June 2015.  The 2015 IRP assumes a forecasted annual growth in average energy demand of 1.2 percent and a forecasted annual growth in peak-hour demand of 1.5 percent over the 20-year period. The 2015 IRP identified a preferred resource portfolio, which includes the completion of the Boardman-to-Hemingway transmission line and the potential early retirement of the North Valmy power plant, both in 2025, with no other new resource needs prior to 2025. However, as noted in the 2015 IRP, there is considerable uncertainty surrounding the resource sufficiency estimates and project completion dates, including uncertainty around the timing and extent of third party development of renewable resources, the EPA's proposed rules under Section 111(d) of the Clean Air Act, the actual completion date of the Boardman-to-Hemingway transmission project, and the economics and logistics of plant retirements. These uncertainties, as well as others, could result in changes to the desirability of the preferred portfolio and adjustments to the timing and nature of anticipated and actual actions.

The 2015 IRP includes as near-term action items the continued permitting and planning for the Boardman-to-Hemingway transmission line and further investigation of the early retirement of the North Valmy power plant in collaboration with the plant's co-owner. The near-term action plan also includes a decrease in the size of the planned Shoshone Falls expansion from 50 MW to a range of 1.7 MW to 4 MW with a scheduled on-line date in 2019, as well as commencement of an economic evaluation of SCR retrofits for units 1 and 2 at the Jim Bridger power plant.

Defined Benefit Pension Plan Contributions

Idaho Power contributed $30 million to the defined benefit pension plan in 2014, $10 million in April 2015, and $10 million in July 2015. Idaho Power currently plans to contribute at least $30 million to the pension plan during 2015, including contributions made to-date, in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. In 2016 and beyond, Idaho Power expects significant contribution obligations under the pension plan. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

Contractual Obligations

During the six months ended June 30, 2015, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in their Annual Report on Form 10-K for the year ended December 31, 2014, except for the following:

•
on March 6, 2015, Idaho Power issued $250 million in principal amount of 3.65% first mortgage bonds, Series J, maturing on March 1, 2045. On April 23, 2015, Idaho Power redeemed, prior to maturity, its $120 million in principal amount of 6.025% first mortgage bonds, medium-term notes, Series H due July 2018. In accordance with the redemption provisions of the original terms of the notes, the redemption included payment by Idaho Power of a make-whole premium of approximately $17.9 million;

•
four power purchase agreements with a solar energy developer were terminated due to an uncured breach by the counterparty. Termination of the agreements reduced Idaho Power's contractual payment obligations by approximately $483 million over the 20-year lives of the terminated contracts; and

•
Idaho Power entered into a 25-year service agreement, subject to approval by the IPUC, for maintenance services at three of Idaho Power's natural gas plants, with a total estimated obligation of $72 million over the term of the agreement.

Off-Balance Sheet Arrangements

IDACORP's and Idaho Power's off-balance sheet arrangements have not changed materially from those reported in MD&A in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2014.

REGULATORY MATTERS

Introduction

Idaho Power's development of rate case plans take into consideration short-term and long-term needs for rate relief, and involve several factors that can affect the timing of rate filings. Such factors include, among others, in-service dates of major capital investments, the timing of changes in major revenue and expense items, and customer growth rates. Idaho Power filed general rate cases in Idaho and Oregon during 2011, as well as a single-issue rate case for the Langley Gulch power plant in Idaho and Oregon in 2012. These significant rate cases resulted in the resetting of base rates in both Idaho and Oregon during 2012. More recently, Idaho Power reset its base-rate power supply expenses in 2014.

The outcomes of significant proceedings are described in part in this report and further in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2014. In addition to the discussion below, which includes notable regulatory developments since the discussion of these matters in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2014, refer to Note 3 - “Regulatory Matters” to the condensed consolidated financial statements included in this report for additional information relating to Idaho Power's regulatory matters and recent regulatory filings and orders.

Notable Rate Change Filings During 2015

During 2015 to-date, Idaho Power has received rate change approvals summarized in the table below.

Description	Status	Estimated Rate Impact(1)	Notes
Power Cost Adjustment Mechanism - Idaho Filing	New PCA rate became effective June 1, 2015	$11.6 million PCA decrease for the period from June 1, 2015 to May 31, 2016
The potential earnings impact of rate increases and decreases associated with the Idaho PCA mechanism is largely offset by associated increases and decreases in actual power supply costs and amortization of deferred power supply costs.

Fixed Cost Adjustment Mechanism - Idaho Filing	New FCA rate became effective June 1, 2015	$2.0 million FCA increase for the period from June 1, 2015 to May 31, 2016
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

In accordance with the October 2014 settlement stipulation, Idaho Power has a total of $45 million of additional ADITC amortization available for use (limited to $25 million for any applicable year). Based on its estimate of 2015 Idaho ROE, Idaho Power did not record any additional ADITC amortization or provision for sharing in the first half of 2015. For the first quarter of 2014, Idaho Power recorded $950 thousand in additional ADITC amortization, all of which was subsequently reversed in the second quarter of 2014 based on a then-current estimate of full year 2014 Idaho ROE.

Change in Deferred Net Power Supply Costs and the Power Cost Adjustment Mechanism

Deferred power supply costs represent certain differences between Idaho Power's actual net power supply costs and the costs included in its retail rates, the latter being based on annual forecasts of power supply costs. Deferred power supply costs are recorded on the balance sheets for future recovery or refund through customer rates. The following table summarizes the change in deferred net power supply costs during the six months ended June 30, 2015.

	Idaho	Oregon(1)	Total
Balance at December 31, 2014	$54,512	$4,677	$59,189
Current period net power supply costs accrued	(4,515)	—	(4,515)
Prior amounts recovered through rates	(21,035)	(1,103)	(22,138)
SO2 allowance and renewable energy certificate sales	(1,154)	(52)	(1,206)
Revenue sharing and energy efficiency rider funds	(11,999)	—	(11,999)
Interest and other	160	175	335
Balance at June 30, 2015	$15,969	$3,697	$19,666
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

Modification of Annual Rate Adjustment Mechanisms

PCA Mechanism -- In July 2014, the IPUC opened a docket pursuant to which Idaho Power, the IPUC Staff, and other interested parties evaluated Idaho Power's application of the true-up component of the PCA mechanism. The docket arose from the IPUC's May 2014 PCA order, which noted that the IPUC Staff believed that Idaho Power's application of the true-up component introduced a line-loss bias that inflated the true-up revenue it must collect. The IPUC's docket was closed via an order issued by the IPUC in August 2014, with no adjustment made to the PCA true-up revenue amount. Idaho Power subsequently met with the IPUC Staff to explore approaches to increasing the accuracy of the actual cost recovery under the PCA mechanism. On May 28, 2015, the IPUC approved a settlement stipulation that modified the calculation of the true-up component of the PCA mechanism. The settlement stipulation is described in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. Idaho Power estimates the ongoing annual impact of the change to the PCA mechanism will be approximately $2 million of additional expense under normal weather conditions.

FCA Mechanism -- Also in July 2014, the IPUC opened a docket to allow Idaho Power, the IPUC Staff, and other interested parties to further evaluate the IPUC Staff's concerns regarding the application of the FCA. Concerns cited included the application of weather-normalization, the customer count methodology, the rate adjustment cap, cross-subsidization issues, and whether the FCA is in fact effectively removing Idaho Power's disincentive to aggressively pursue energy efficiency programs.

The FCA is designed to remove Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer.  Stated generally, under the FCA Idaho Power charges residential and small commercial customers when it recovers less "actual fixed costs" than the base level of fixed costs that the IPUC authorized for recovery through rates in the last general rate case, and Idaho Power credits those customers when its "actual fixed costs" recovered exceed that base level of fixed costs. The FCA is adjusted each year to collect, or refund, the difference between the allowed fixed-cost recovery amount and the actual fixed costs recovered by Idaho Power during the year on a weather-normalized basis.

On May 6, 2015, the IPUC approved a settlement stipulation that modified the FCA mechanism by replacing weather-normalized billed sales with actual billed sales in the calculation of the FCA, applicable for the entirety of calendar year 2015 and thereafter, with new rates effective June 1, 2016. The settlement stipulation also provided that a modified rate design should be considered at a later time for residential and small general service customers to address the financial disincentive caused by the existing rate design that the FCA is intended to remove. The rate design may include, but would not be limited to, reduced energy charges, increased monthly service charges, and the introduction of demand charges.

In years when actual billed sales per customer are higher than weather-normalized billed sales due to high summer or low winter temperatures, Idaho Power expects that the new FCA methodology will be less favorable to Idaho Power than the prior methodology. Conversely, Idaho Power expects that the new FCA methodology will be more favorable to Idaho Power in years when actual billed sales per customer are lower than weather normalized billed sales due to low summer or high winter temperatures.

Implementation of the new methodology was retroactive to January 1, 2015, as contemplated by the settlement stipulation. In the second quarter of 2015, Idaho Power recorded additional FCA revenues of $7.4 million related to warmer than normal temperatures experienced in the first quarter of 2015, based on the new terms of the FCA. The net full year impact of the FCA will be recoverable through FCA rates beginning June 1, 2016.

Update to Open Access Transmission Tariff

Idaho Power uses a formula rate for transmission service provided under its OATT, which allows transmission rates to be updated annually based primarily on financial and operational data Idaho Power files with the FERC. On June 1, 2015, Idaho Power publicly posted an updated 2015 draft transmission rate, reflecting a transmission rate of $33.23 per kW-year, to be effective for the period from October 1, 2015 to September 30, 2016. Idaho Power's draft rate was based on a net annual transmission revenue requirement of $121.3 million. The existing OATT rate in effect from October 1, 2014 to September 30, 2015 is $22.71 per kW-year based on a net annual transmission revenue requirement of $120.8 million.

In its June 1, 2015 posting, Idaho Power included in its OATT rate calculations the expected changes in demand associated with the pending transmission system transaction with PacifiCorp described above. If effected, the pending transmission system transaction will terminate certain legacy transmission agreements and provide for new long-term point-to-point transmission service for PacifiCorp. In response to concerns from transmission customers, Idaho Power subsequently shifted its procedural approach for incorporating the impacts of the pending transmission system transaction on its OATT rate. On July 23, 2015, Idaho Power posted a revised draft transmission rate for the same period from October 1, 2015 to September 30, 2016, removing the impact of the pending transmission system transaction. The revised draft filing reflected an OATT rate of $23.43 per kW-year and $121.3 million net annual transmission revenue requirement. On July 28, 2015, Idaho Power made a separate filing with the FERC requesting clarification from the FERC that Idaho Power may incorporate the effects of the pending transmission system transaction in its OATT rate, effective the later of October 1, 2015 or the closing of the pending transmission system transaction. A determination from the FERC is pending.

Renewable and Other Energy Contracts

Idaho Power purchases wind power from both cogeneration and small power production (CSPP) and non-CSPP facilities, including its largest non-CSPP wind power project -- the Elkhorn Valley wind project with a 101 MW nameplate capacity. As of June 30, 2015, Idaho Power had contracts to purchase energy from on-line CSPP wind power projects with a combined nameplate rating of 577 MW and an additional 50 MW of CSPP wind power projects not on-line and scheduled to come on-line by year-end 2016.  In addition to its power purchase arrangements with wind power generators, Idaho Power has contracts for the purchase of power from other CSPP and non-CSPP renewable generation sources, such as biomass, solar, small hydroelectric projects, and two geothermal projects. Recently, Idaho Power has received numerous requests for proposed power purchase contracts from developers of a number of potential solar power projects. As of June 30, 2015, Idaho Power had contracts to purchase energy from solar projects not yet on-line for a total of 320 MW. All of these solar projects have estimated on-line dates no later than year-end 2016. The following table sets forth, as of June 30, 2015, the number and nameplate capacity of Idaho Power's signed CSPP-related agreements. These agreements have original contract terms ranging from one to 35 years.

Status	Number of CSPP Contracts	Nameplate Capacity (MW)
On-line as of June 30, 2015	106	782
Contracted and projected to come on-line by June 1, 2017	24	380

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

In light of the volume of intermittent generation Idaho Power is required to purchase pursuant to existing PURPA power purchase agreements and the substantial increase in volume of proposed new solar generation facilities seeking power purchase agreements with Idaho Power, on January 30, 2015, Idaho Power filed an application with the IPUC requesting that the IPUC issue an order directing that the maximum required term for prospective PURPA power purchase agreements be reduced from 20 years to two years. In its application, Idaho Power stated that the requested modification to terms of PURPA energy purchases is necessary to prevent harm to Idaho Power's customers that may result from entering into additional long-term, fixed-rate purchase agreements when Idaho Power predicts that there is no need for new generation capacity through 2021. On February 6, 2015, the IPUC issued an order reducing the maximum contract term of future PURPA power purchase agreements from 20 years to five years during the pendency of the proceedings. IPUC hearings occurred in June 2015. For the Oregon jurisdiction, on April 24, 2015, Idaho Power made filings with the OPUC requesting, among other things, a reduction in the term of standard PURPA power purchase agreements from 20 years to 2 years for projects above 100 kW, and a temporary suspension of Idaho Power's obligation to enter into new fixed-price standard PURPA agreements during the pendency of the proceedings. On June 23, 2015, the OPUC issued an order denying Idaho Power’s request for a temporary suspension but reduced the eligibility cap for standard contracts from 10 MW to 3 MW on a temporary basis during the pendency of the proceedings. Hearings are scheduled to commence in October 2015.

Relicensing of Hydroelectric Projects

Costs for the relicensing of Idaho Power's hydroelectric projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Idaho Power expects to seek recovery of relicensing costs through the ratemaking process. Relicensing costs of $209 million for the HCC, Idaho Power's largest hydroelectric complex and a major relicensing effort, were included in construction work in progress at June 30, 2015. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates approximately $10.7 million of AFUDC annually relating to the HCC relicensing project. Collecting these amounts now will reduce the amount collected in the future when HCC relicensing costs are approved for recovery in base rates. As of June 30, 2015, Idaho

Power's regulatory liability for collection of AFUDC relating to the HCC was $80 million. Idaho Power is unable to predict with certainty the timing of issuance of a new license for the HCC, or the financial or operational requirements of a new license. As of the date of this report, Idaho Power estimates that the annual costs it will incur to obtain a new long-term license for the HCC, including AFUDC but excluding costs expected to be incurred for complying with the license after issuance, are likely to range from $20 million to $30 million until issuance of the license.

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

Developments in Regulation of Coal Combustion Residuals (CCRs)

The Resource Conservation and Recovery Act (RCRA) is a federal statute regulating the generation, treatment, storage, and disposal of solid and hazardous wastes. In June 2010, the EPA proposed regulations governing the disposal and management of CCRs, which are regulated under the RCRA.  In December 2014, the EPA signed a final rule relating to the disposal of CCRs, which was published in the Federal Register on April 17, 2015. The rule establishes structural integrity design criteria and requires that owners and operators periodically conduct a number of structural integrity related assessments and install monitoring apparatus. The rule also imposes location restrictions on impoundments, requires the closure of impoundments that cannot meet the location restrictions, imposes liner design criteria and operating requirements, and imposes certain record keeping and notification requirements. Additionally, the EPA's rule imposes obligations associated with the closure of CCR impoundments. Idaho Power and its co-owners of coal-fired units performed engineering and cost studies to determine the impacts of the rule. In the second quarter of 2015, Idaho Power recorded an increase of approximately $5 million in its asset retirement obligation for the Jim Bridger coal-fired plant. The amounts recorded for asset retirement obligations for Idaho Power's other jointly-owned coal-fired plants were not impacted by the EPA's new rule.

Clean Water Act -- Definition of "Waters of the United States"

On June 29, 2015, the EPA's and U.S. Army Corps of Engineers' final rule defining the phrase "waters of the United States" under the Clean Water Act (CWA) was published in the Federal Register, and the rule is scheduled to become effective on August 28, 2015. Idaho Power believes that the final rule potentially expands federal jurisdiction under the CWA beyond traditional navigable waters, interstate waters, territorial seas, tributaries, and adjacent wetlands, to a number of other waters, including waters with a "significant nexus" to those traditional waters. As a result of the potential expansion, the final rule may result in additional permitting and regulatory requirements under multiple provisions of the CWA. Idaho Power has analyzed the final rule and expects that while it may incur additional permitting and other costs associated with the rule, the aggregate amount of increased costs is unlikely to have a material adverse effect on Idaho Power's operations or financial condition, in part due to the relatively arid climate of Idaho Power's service area and the existing application of the CWA to most of Idaho Power's facilities, including its hydroelectric plants.

Clean Air Act -- Mercury and Air Toxics Standard

The final Mercury and Air Toxics Standards (MATS) rule under the Clean Air Act, previously referred to as the Utility MACT Rule, was issued in February 2012. The final rule established emission limits for hazardous air pollutants from new and existing coal-fired and oil-fired steam electric generating units. The MATS rule provided that sources must be in compliance with emission limits by April 16, 2015. Idaho Power and the plant co-owners have installed mercury continuous emission monitoring systems on all of the coal-fired units at the Jim Bridger, Boardman, and North Valmy coal-fired generating plants, along with control technology to reduce mercury, acid gases, and particulate matter emissions for purposes of compliance with the MATS rule. Idaho Power believes that as of the date of this report the coal-fired plants are in compliance with the MATS rule. However, on November 25, 2014, the United States Supreme Court granted a petition for review of the MATS rule based on the issue of whether the EPA unreasonably refused to consider costs in determining whether it is appropriate to regulate hazardous air pollutants from coal-fired and oil-fired steam electric generating units. On June 29, 2015, the Court issued a decision holding that the EPA must consider cost, including the cost of compliance, before deciding whether regulation is appropriate and necessary, and remanded the case to the District of Columbia Circuit Court for further proceedings consistent with the Court's decision. The MATS rule remains in effect until the District of Columbia Circuit Court acts.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is intended to enable users of financial statements to better understand and consistently analyze an entity's revenue across industries, transactions, and geographies. Under the ASU, recognition of revenue occurs when a customer obtains control of promised goods or services. In addition, the ASU requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted one year earlier. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard including a cumulative-effect adjustment with disclosure of results under old standards. As such, at IDACORP's and Idaho Power's required adoption date of January 1, 2018, amounts in 2016 and 2017 may have to be revised. IDACORP and Idaho Power are evaluating the impact of ASU 2014-09 on their financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP is exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk.  The following discussion summarizes material changes in these risks since December 31, 2014 and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at June 30, 2015. IDACORP has not entered into any of these market-risk-sensitive instruments for trading purposes.

Interest Rate Risk

IDACORP manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt.  Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt:  As of June 30, 2015, IDACORP had $41.1 million in net floating rate debt. The fair market value of this debt was $41.1 million. Assuming no change in financial structure, if variable interest rates were to average one percentage point higher than the average rate on June 30, 2015, annual interest expense would increase and pre-tax earnings would decrease by approximately $0.4 million.

Fixed Rate Debt:  As of June 30, 2015, IDACORP had $1.7 billion in fixed rate debt, with a fair market value of approximately $1.8 billion.  These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates.  However, the fair value of these instruments would increase by approximately $246 million if market interest rates were to decline by one percentage point from their June 30, 2015 levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These changes in commodity prices are mitigated in large part by Idaho Power's Idaho and Oregon PCA mechanisms. To supplement its generation resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP’s commodity price risk as of June 30, 2015 had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2014.  Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 11 – “Derivative Financial Instruments” to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice.  Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties.  As of June 30, 2015, Idaho Power had posted $0.8 million performance assurance collateral.  Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral.  Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions.  Based upon Idaho Power's energy and fuel portfolio and market conditions as of June 30, 2015, the amount of collateral that could be requested upon a downgrade to below investment grade was approximately $16.0 million.  To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

IDACORP's credit risk related to uncollectible accounts, net of amounts reserved, as of June 30, 2015 had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2014. Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 11 – “Derivative Financial Instruments” to the condensed consolidated financial statements included in this report.

Equity Price Risk

IDACORP is exposed to price fluctuations in equity markets, primarily through Idaho Power's defined benefit pension plan assets, a mine reclamation trust fund owned by an equity-method investment of Idaho Power, and other equity security investments at Idaho Power. The equity securities held by the pension plan and in such accounts are diversified to achieve broad market participation and reduce the impact of any single investment, sector, or geographic region. Idaho Power has established asset allocation targets for the pension plan holdings, which are described in Note 10 - "Benefit Plans" to the consolidated financial statements included in IDACORP's Annual Report on Form 10-K for the year ended December 31, 2014. IDACORP’s equity price risk as of June 30, 2015 had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP:  The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2015, have concluded that IDACORP’s disclosure controls and procedures are effective as of that date.

Idaho Power:  The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2015, have concluded that Idaho Power’s disclosure controls and procedures are effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in IDACORP’s or Idaho Power’s internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, IDACORP’s or Idaho Power’s internal control over financial reporting.

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

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2015, IDACORP effected the following repurchases of its common stock:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 - April 30, 2015	—	$—	—	—
May 1, 2015 - May 31, 2015	501	59.47	—	—
June 1, 2015 - June 30, 2015	449	56.14	—	—
Total	950	$57.90	—	—
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

IDACORP, INC.
(Registrant)

Date:	July 30, 2015	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Date:	July 30, 2015	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer

IDAHO POWER COMPANY
(Registrant)

Date:	July 30, 2015	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Date:	July 30, 2015	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer

EXHIBIT INDEX

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015:

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith

10.1
First Amendment to Second Amended and Restated Credit Agreement, dated July 9, 2015, among IDACORP, Inc., Wells Fargo Bank, National Association, and the lenders a party thereto, amending the Second Amended and Restated Credit Agreement, dated October 26, 2011, among IDACORP, Inc., various lenders, Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, KeyBank National Association and Union Bank, N.A., as documentation agents, and Wells Fargo Securities, LLC, J.P. Morgan Securities Inc., Keybanc Capital Markets, and Union Bank, N.A. as joint lead arrangers and joint book runners
		8-K	1-14465; 1-3198	10.1	7/10/2015
10.2
First Amendment to Second Amended and Restated Credit Agreement, dated July 9, 2015, among Idaho Power Company, Wells Fargo Bank, National Association, and the lenders a party thereto, amending the Second Amended and Restated Credit Agreement, dated October 26, 2011, among Idaho Power Company, various lenders, Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, KeyBank National Association and Union Bank, N.A., as documentation agents, and Wells Fargo Securities, LLC, J.P. Morgan Securities Inc., Keybanc Capital Markets, and Union Bank, N.A. as joint lead arrangers and joint book runners
		8-K	1-14465; 1-3198	10.2	7/10/2015
12.1	IDACORP, Inc. Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges					X
12.2	Idaho Power Company Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges					X
15.1	Letter Re: Unaudited Interim Financial Information					X
15.2	Letter Re: Unaudited Interim Financial Information					X
31.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
95.1	Mine Safety Disclosures					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X